Form 10-Q
period 2023-06-30
LINCOLN NATIONAL CORP
filed 2023-08-03
CIK 59558

__________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

Yes ☐No ☒

As of July 31, 2023, there were 169,638,121 shares of the registrant’s common stock outstanding.

_________________________________________________________________________________________________________

Lincoln National Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of	As of
	June 30,	December 31,
	2023	2022

	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2023 - $111,354; 2022 - $111,707; allowance for credit losses: 2023 - $25; 2022 - $22)	$100,890	$99,736
Trading securities	2,943	3,498
Equity securities	403	427
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2023 - $404; 2022 - $487)	18,460	18,301
Policy loans	2,423	2,359
Derivative investments	5,155	3,594
Other investments	4,195	3,739
Total investments	134,469	131,654
Cash and invested cash	3,768	3,343
Deferred acquisition costs, value of business acquired and deferred sales inducements	12,316	12,235
Reinsurance recoverables, net of allowance for credit losses	19,030	19,443
Market risk benefit assets	3,906	2,807
Accrued investment income	1,277	1,253
Goodwill	1,144	1,144
Other assets	19,456	18,802
Separate account assets	153,246	143,536
Total assets	$348,612	$334,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Policyholder account balances	$117,598	$114,435
Future contract benefits	39,711	38,826
Market risk benefit liabilities	1,548	2,078
Deferred front-end loads	5,450	5,052
Payables for collateral on investments	7,062	6,712
Short-term debt	500	500
Long-term debt	5,954	5,955
Other liabilities	11,724	12,021
Separate account liabilities	153,246	143,536
Total liabilities	342,793	329,115

Contingencies and Commitments (See Note 14)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized:
Series C preferred stock – 20,000 shares authorized, issued and outstanding
as of June 30, 2023, and December 31, 2022	493	493
Series D preferred stock – 20,000 shares authorized, issued and outstanding
as of June 30, 2023, and December 31, 2022	493	493
Common stock – 800,000,000 shares authorized; 169,630,880 and 169,220,511 shares
issued and outstanding as of June 30, 2023, and December 31, 2022, respectively	4,575	4,544
Retained earnings	5,362	5,924
Accumulated other comprehensive income (loss)	(5,104)	(6,352)
Total stockholders’ equity	5,819	5,102
Total liabilities and stockholders’ equity	$348,612	$334,217

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions, except per share data)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
Insurance premiums	$1,612	$1,498	$3,191	$2,975
Fee income	1,365	1,409	2,744	2,867
Net investment income	1,508	1,398	2,974	2,809
Realized gain (loss)	(1,784)	1,101	(2,612)	1,282
Amortization of deferred gain on business sold through reinsurance	9	11	19	22
Other revenues	219	160	427	342
Total revenues	2,929	5,577	6,743	10,297
Expenses
Benefits	2,192	1,954	4,483	4,110
Interest credited	808	710	1,593	1,407
Market risk benefit (gain) loss	(2,023)	477	(1,404)	(881)
Policyholder liability remeasurement (gain) loss	(110)	85	(228)	126
Commissions and other expenses	1,335	1,207	2,637	2,460
Interest and debt expense	84	68	166	134
Spark program expense	41	44	64	75
Total expenses	2,327	4,545	7,311	7,431
Income (loss) before taxes	602	1,032	(568)	2,866
Federal income tax expense (benefit)	91	192	(198)	545
Net income (loss)	511	840	(370)	2,321
Other comprehensive income (loss), net of tax:
Unrealized investment gain (loss)	(513)	(6,655)	1,261	(14,153)
Market risk benefit non-performance risk gain (loss)	(924)	354	101	374
Policyholder liability discount rate remeasurement gain (loss)	112	710	(90)	1,521
Foreign currency translation adjustment	5	(14)	8	(19)
Funded status of employee benefit plans	(30)	10	(32)	13
Total other comprehensive income (loss), net of tax	(1,350)	(5,595)	1,248	(12,264)
Comprehensive income (loss)	$(839)	$(4,755)	$878	$(9,943)

Net Income (Loss) Available to Common Stockholders
Net income (loss)	$511	$840	$(370)	$2,321
Preferred stock dividends declared	(11)	-	(36)	-
Deferred units of LNC stock in our deferred compensation plans	2	(7)	(2)	(7)
Net income (loss) available to common stockholders	$502	$833	$(408)	$2,314

Net Income (Loss) Per Common Share
Basic	$2.95	$4.91	$(2.40)	$13.44
Diluted	2.94	4.83	(2.41)	13.25

Cash Dividends Declared Per Preferred Share
Series C preferred stock	$-	$-	$635.94	$-
Series D preferred stock	562.50	-	1,181.25	-

Cash Dividends Declared Per Common Share	$0.45	$0.45	$0.90	$0.90

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in millions)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Preferred Stock
Balance as of beginning-of-period	$986	$-	$986	$-
Balance as of end-of-period	986	-	986	-

Common Stock
Balance as of beginning-of-period	4,560	4,586	4,544	4,735
Stock compensation/issued for benefit plans	15	9	31	15
Retirement of common stock/cancellation of shares	-	(49)	-	(204)
Balance as of end-of-period	4,575	4,546	4,575	4,546

Retained Earnings
Balance as of beginning-of-period	4,940	6,354	5,924	5,196
Net income (loss)	511	840	(370)	2,321
Retirement of common stock	-	(51)	-	(296)
Preferred stock dividends declared	(11)	-	(36)	-
Common stock dividends declared	(78)	(78)	(156)	(156)
Balance as of end-of-period	5,362	7,065	5,362	7,065

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	(3,754)	3,315	(6,352)	9,984
Other comprehensive income (loss), net of tax	(1,350)	(5,595)	1,248	(12,264)
Balance as of end-of-period	(5,104)	(2,280)	(5,104)	(2,280)
Total stockholders’ equity as of end-of-period	$5,819	$9,331	$5,819	$9,331

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Six
	Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(370)	$2,321
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Realized (gain) loss	2,612	(1,282)
Market risk benefit (gain) loss	(1,404)	(881)
Sales and maturities (purchases) of trading securities, net	607	117
Amortization of deferred gain on business sold through reinsurance	(19)	(22)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads	317	244
Accrued investment income	(5)	(40)
Insurance liabilities and reinsurance-related balances	(1,578)	1,670
Accrued expenses	(68)	(375)
Federal income tax accruals	(198)	599
Other	(146)	14
Net cash provided by (used in) operating activities	(252)	2,365
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(5,323)	(8,204)
Sales of available-for-sale securities and equity securities	2,402	308
Maturities of available-for-sale securities	2,820	3,231
Purchases of alternative investments	(322)	(329)
Sales and repayments of alternative investments	64	183
Issuance of mortgage loans on real estate	(719)	(1,366)
Repayment and maturities of mortgage loans on real estate	525	1,428
Repayment (issuance) of policy loans, net	(67)	(5)
Net change in collateral on investments, certain derivatives and related settlements	(401)	(1,893)
Other	(161)	(101)
Net cash provided by (used in) investing activities	(1,182)	(6,748)
Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	-	(300)
Issuance of long-term debt, net of issuance costs	-	297
Payment related to sale-leaseback transactions	(58)	(47)
Proceeds from certain financing arrangements	65	53
Payment related to certain financing arrangements	(20)	-
Deposits of fixed account balances	7,524	7,420
Withdrawals of fixed account balances	(5,076)	(3,556)
Transfers from (to) separate accounts, net	(381)	142
Common stock issued for benefit plans	(6)	(14)
Repurchase of common stock	-	(500)
Dividends paid to preferred stockholders	(36)	-
Dividends paid to common stockholders	(153)	(157)
Net cash provided by (used in) financing activities	1,859	3,338
Net increase (decrease) in cash, invested cash and restricted cash	425	(1,045)
Cash, invested cash and restricted cash as of beginning-of-year	3,343	2,612
Cash, invested cash and restricted cash as of end-of-period	$3,768	$1,567

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations

Lincoln National Corporation and its subsidiaries (“LNC” or the “Company,” which also may be referred to as “we,” “our” or “us”) operate multiple insurance businesses through four business segments: Life Insurance, Annuities, Group Protection and Retirement Plan Services. In addition, we include financial data for operations that are not directly related to our business segments in Other Operations. The collective group of businesses uses “Lincoln Financial Group” as its marketing identity. Through our business segments, we sell a wide range of wealth protection, accumulation, group protection and retirement income products and solutions. These products primarily include universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL and VUL, indexed universal life insurance (“IUL”), term life insurance, fixed and indexed annuities, variable annuities, group life, disability and dental and employer-sponsored retirement plans and services. For more information on our segments and the products and solutions we provide, see Note 16.

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The information contained in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2022 (“2022 Form 10-K/A”), as updated by our Current Report on Form 8-K filed with the SEC on May 22, 2023 (the “May 2023 Form 8-K”), should be read in connection with the reading of these interim unaudited consolidated financial statements. Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized below.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Interim results for the six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023. All material inter-company accounts and transactions have been eliminated in consolidation.

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

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. In applying these estimates and assumptions, management makes subjective and complex judgments that frequently require assumptions about matters that are uncertain and inherently subject to change, including matters related to or impacted by the COVID-19 pandemic. Actual results could differ from these estimates and assumptions. Included among the material (or potentially material) reported amounts and disclosures that require use of estimates are: fair value of certain financial assets, derivatives, allowances for credit losses, deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”), goodwill and other intangibles, market risk benefits (“MRBs”), future contract benefits, deferred front-end loads (“DFEL”), pension plans, stock-based incentive compensation, income taxes including the recoverability of our deferred tax assets, and the potential effects of resolving litigated matters.

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

Other Assets and Other Liabilities

Other assets consist primarily of certain reinsurance assets, net of allowance for credit losses, current and deferred taxes, premiums and fees receivable, property and equipment, balances associated with corporate-owned and bank-owned life insurance, receivables resulting from sales of securities that had not yet settled as of the balance sheet date, specifically identifiable intangible assets, operating lease right-of-use (“ROU”) assets, finance lease assets, ceded MRB liabilities and other receivables and prepaid expenses. Other liabilities consist primarily of certain reinsurance payables, pension and other employee benefit liabilities, certain financing arrangements, derivative instrument liabilities, ceded MRB assets, other policyholder liabilities, deferred gain on business sold through reinsurance, long-term operating lease liabilities, payables resulting from purchases of securities that had not yet settled as of the balance sheet date, finance lease liabilities and other accrued expenses.

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

Other liabilities include deferred gains on business sold through reinsurance. Effective October 1, 2021, we entered into a reinsurance agreement with Security Life of Denver Insurance Company (a subsidiary of Resolution Life that we refer to herein as “Resolution Life”). We are recognizing the gain related to this transaction over the projected life of the policies, or 30 years. Effective January 1, 2020, we entered into a reinsurance agreement with Swiss Re. We are recognizing the gain related to this transaction over the period in which the in-force policies are expected to run off, or 15 years. Effective October 1, 2018, we entered into a reinsurance agreement with Athene Holding Ltd. We are recognizing the gain related to this transaction over the period in which the majority of account balances is expected to run off, or 20 years.

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

MRBs are valued based on a stochastic projection of risk-neutral scenarios that incorporate a spread reflecting our non-performance risk. Ceded MRBs are valued based on a stochastic projection of risk-neutral scenarios that incorporate a spread reflecting our counterparties’ non-performance risk. The scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant and include assumptions for capital markets, policyholder behavior (e.g., policy lapse, rider utilization, etc.) mortality, risk margin and administrative expenses. These assumptions are based on a combination of historical data and actuarial judgments. During the third quarter of each year, we conduct our comprehensive review of the actuarial assumptions and projection models used in estimating these MRBs and update these assumptions on a prospective basis as needed. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update. The assumptions for our own non-performance risk and our counterparties’ non-performance risk for MRBs and ceded MRBs, respectively, are determined at each valuation date and reflect our and our counterparties’ risks of not fulfilling the obligations of the underlying liability. The spread for the non-performance risk is added to the discount rates used in determining the fair value from the net cash flows. For information on fair value inputs, see Note 13.

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

Other Revenues

Other revenues consist primarily of fees attributable to broker-dealer services recorded as performance obligations are met, either at the time of sale or over time based on a contractual percentage of customer account balances, and proceeds from reinsurance recaptures. The broker-dealer services primarily relate to our retail sales network and consist of commission revenue for the sale of non-affiliated securities recorded on a trade date basis and advisory fee income. Advisory fee income is asset-based revenues recorded as earned based on a contractual percentage of customer account balances. Other revenues earned by our Group Protection segment consist of fees from administrative services performed, which are recognized as performance obligations are met over the terms of the underlying agreements.

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

March 12, 2020 through December 31, 2024

This standard may be elected and applied prospectively. We have elected practical expedients under this guidance to maintain hedge accounting for certain derivatives. This ASU has not had a material impact to our consolidated financial condition and results of operations to date.

ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts and related amendments	See Note 3 for information about ASU 2018-12.	January 1, 2023

We adopted this ASU effective January 1, 2023, with a transition date of January 1, 2021, using a modified retrospective approach, except for MRBs for which we applied a full retrospective transition approach. See Note 3 for transition disclosures related to the adoption of this ASU.

3. Adoption of ASU 2018-12

On January 1, 2023, we adopted FASB ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts and related amendments (“ASU 2018-12”) with a transition date of January 1, 2021. ASU 2018-12 updated accounting and reporting requirements for long-duration contracts and certain investment contracts issued by insurance entities. We adopted ASU 2018-12 under the modified retrospective approach, except for MRBs, which applied the full retrospective approach. Our consolidated financial statements are presented under the new guidance for reporting periods beginning January 1, 2021.

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

(1)The amounts as previously reported were derived from Note 1 in our 2022 Form 10-K/A, as updated by the May 2023 Form 8-K.

(2)Certain amounts have been reclassified to conform to the presentation adopted in the current period.

The following summarizes the effect of the adoption of ASU 2018-12 (in millions) on certain financial statement line items within the previously reported Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended June 30, 2022
		Adoption
	As	of New
	Previously	Accounting	As
	Reported (1)	Standard	Adjusted
Fee income	$1,506	$(97)	$1,409
Realized gain (loss)	515	586	1,101
Total revenues	5,088	489	5,577
Benefits	2,890	(936)	1,954
Interest credited	706	4	710
Market risk benefit (gain) loss	-	477	477
Policyholder liability remeasurement (gain) loss	-	85	85
Commissions and other expenses	1,123	84	1,207
Total expenses	4,831	(286)	4,545
Income (loss) before taxes	257	775	1,032
Federal income tax expense (benefit)	29	163	192
Net income (loss)	228	612	840
Unrealized investment gain (loss)	(5,585)	(1,070)	(6,655)
Market risk benefit non-performance risk gain (loss)	-	354	354
Policyholder liability discount rate remeasurement gain (loss)	-	710	710
Total other comprehensive income (loss), net of tax	(5,589)	(6)	(5,595)
Comprehensive income (loss)	(5,361)	606	(4,755)
Net income (loss) per common share:
Basic	1.34	3.57	4.91
Diluted	1.28	3.55	4.83

	For the Six Months Ended June 30, 2022
		Adoption
	As	of New
	Previously	Accounting	As
	Reported (1)	Standard	Adjusted
Fee income	$3,074	$(207)	$2,867
Realized gain (loss)	540	742	1,282
Total revenues	9,762	535	10,297
Benefits	5,458	(1,348)	4,110
Interest credited	1,403	4	1,407
Market risk benefit (gain) loss	-	(881)	(881)
Policyholder liability remeasurement (gain) loss	-	126	126
Commissions and other expenses	2,358	102	2,460
Total expenses	9,428	(1,997)	7,431
Income (loss) before taxes	334	2,532	2,866
Federal income tax expense (benefit)	15	530	545
Net income (loss)	319	2,002	2,321
Unrealized investment gain (loss)	(10,772)	(3,381)	(14,153)
Market risk benefit non-performance risk gain (loss)	-	374	374
Policyholder liability discount rate remeasurement gain (loss)	-	1,521	1,521
Total other comprehensive income (loss), net of tax	(10,778)	(1,486)	(12,264)
Comprehensive income (loss)	(10,458)	515	(9,943)
Net income (loss) per common share:
Basic	1.87	11.57	13.44
Diluted	1.80	11.45	13.25

(1)The amounts as previously reported were derived from Note 23 in our 2022 Form 10-K/A.

The following summarizes the effect of the adoption of ASU 2018-12 (in millions) on certain financial statement line items within the previously reported Consolidated Statements of Stockholders’ Equity:

	For the Three Months Ended June 30, 2022
		Adoption
	As	of New
	Previously	Accounting	As
	Reported (1)	Standard	Adjusted
Retained earnings balance as of beginning-of-period	$9,346	$(2,992)	$6,354
Net income (loss)	228	612	840
Retained earnings balance as of end-of-period	9,445	(2,380)	7,065
Accumulated other comprehensive income (loss) balance
as of beginning-of-period	1,252	2,063	3,315
Other comprehensive income (loss), net of tax	(5,589)	(6)	(5,595)
Accumulated other comprehensive income (loss) balance
as of end-of-period	(4,337)	2,057	(2,280)
Total stockholders’ equity as of end-of-period	9,654	(323)	9,331

	For the Six Months Ended June 30, 2022
		Adoption
	As	of New
	Previously	Accounting	As
	Reported (1)	Standard	Adjusted
Retained earnings balance as of beginning-of-year	$9,578	$(4,382)	$5,196
Net income (loss)	319	2,002	2,321
Retained earnings balance as of end-of-period	9,445	(2,380)	7,065
Accumulated other comprehensive income (loss) balance
as of beginning-of-year	6,441	3,543	9,984
Other comprehensive income (loss), net of tax	(10,778)	(1,486)	(12,264)
Accumulated other comprehensive income (loss) balance
as of end-of-period	(4,337)	2,057	(2,280)
Total stockholders’ equity as of end-of-period	9,654	(323)	9,331

(1)The amounts as previously reported were derived from Note 23 in our 2022 Form 10-K/A.

The following summarizes the effect of the adoption of ASU 2018-12 (in millions) on certain financial statement line items within the previously reported Consolidated Statements of Cash Flows:

	For the Six Months Ended June 30, 2022
		Adoption
	As	of New
	Previously	Accounting	As
	Reported (1)	Standard	Adjusted
Net income (loss)	$319	$2,002	$2,321
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Realized (gain) loss	(540)	(742)	(1,282)
Market risk benefit (gain) loss	-	(881)	(881)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales
inducements and deferred front-end loads	-	244	244
Insurance liabilities and reinsurance-related balances (2)	2,837	(1,167)	1,670
Accrued expenses	(371)	(4)	(375)
Federal income tax accruals	69	530	599
Other (2)	(4)	18	14

(1)The amounts as previously reported were derived from Note 23 in our 2022 Form 10-K/A.

(2)Certain amounts have been reclassified to conform to the presentation adopted in the current period.

4. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of fixed maturity AFS securities (in millions) were as follows:

	As of June 30, 2023
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$88,334	$874	$9,888	$13	$79,307
U.S. government bonds	396	5	30	-	371
State and municipal bonds	5,268	218	412	-	5,074
Foreign government bonds	312	15	46	-	281
RMBS	2,205	22	206	6	2,015
CMBS	1,915	1	232	-	1,684
ABS	12,562	40	804	5	11,793
Hybrid and redeemable preferred securities	362	26	22	1	365
Total fixed maturity AFS securities	$111,354	$1,201	$11,640	$25	$100,890

	As of December 31, 2022
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$89,249	$787	$11,004	$9	$79,023
U.S. government bonds	405	5	31	-	379
State and municipal bonds	5,410	172	512	-	5,070
Foreign government bonds	348	17	47	-	318
RMBS	2,216	22	222	7	2,009
CMBS	1,917	3	246	-	1,674
ABS	11,797	38	926	5	10,904
Hybrid and redeemable preferred securities	365	25	30	1	359
Total fixed maturity AFS securities	$111,707	$1,069	$13,018	$22	$99,736

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of June 30, 2023, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,546	$3,502
Due after one year through five years	18,491	17,580
Due after five years through ten years	17,189	15,601
Due after ten years	55,446	48,715
Subtotal	94,672	85,398
Structured securities (RMBS, CMBS, ABS)	16,682	15,492
Total fixed maturity AFS securities	$111,354	$100,890

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of June 30, 2023
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$22,081	$1,288	$44,158	$8,600	$66,239	$9,888
U.S. government bonds	115	9	142	21	257	30
State and municipal bonds	576	25	1,560	387	2,136	412
Foreign government bonds	72	4	118	42	190	46
RMBS	770	41	955	165	1,725	206
CMBS	408	18	1,222	214	1,630	232
ABS	3,183	115	7,449	689	10,632	804
Hybrid and redeemable
preferred securities	57	5	124	17	181	22
Total fixed maturity AFS securities	$27,262	$1,505	$55,728	$10,135	$82,990	$11,640

Total number of fixed maturity AFS securities in an unrealized loss position						8,331

	As of December 31, 2022
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$59,929	$9,049	$7,094	$1,955	$67,023	$11,004
U.S. government bonds	261	25	27	6	288	31
State and municipal bonds	1,958	440	237	72	2,195	512
Foreign government bonds	130	19	58	28	188	47
RMBS	1,490	179	193	43	1,683	222
CMBS	1,224	156	320	90	1,544	246
ABS	6,715	552	3,326	374	10,041	926
Hybrid and redeemable
preferred securities	63	5	97	25	160	30
Total fixed maturity AFS securities	$71,770	$10,425	$11,352	$2,593	$83,122	$13,018

Total number of fixed maturity AFS securities in an unrealized loss position						8,175

(1)As of June 30, 2023, and December 31, 2022, we recognized $10 million and $6 million of gross unrealized losses, respectively, in OCI for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of June 30, 2023
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$4,669	$1,324	674
Six months or greater, but less than nine months	208	85	34
Nine months or greater, but less than twelve months	4,214	1,588	697
Twelve months or greater	4,687	2,355	666
Total	$13,778	$5,352	2,071

	As of December 31, 2022
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$11,351	$3,659	1,500
Six months or greater, but less than nine months	4,411	2,226	650
Nine months or greater, but less than twelve months	447	302	74
Twelve months or greater	2	1	15
Total	$16,211	$6,188	2,239

(1)We may reflect a security in more than one aging category based on various purchase dates.

Our gross unrealized losses on fixed maturity AFS securities decreased by $1.4 billion for the six months ended June 30, 2023, due in part to the impairment on certain fixed maturity AFS securities intended to be sold as part of the previously announced Fortitude Reinsurance Company Ltd. (“Fortitude Re”) reinsurance transaction. We do not believe the unrealized loss position as of June 30, 2023, required an impairment recognized in earnings as: (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of June 30, 2023, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities. For additional information related to the intent to sell impairments, see “Impairments on Fixed Maturity AFS Securities” below.

As of June 30, 2023, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to rising interest rates and widening credit spreads since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of June 30, 2023, and December 31, 2022, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of June 30, 2023, and December 31, 2022, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.3 billion and $3.7 billion, respectively, and a fair value of $3.1 billion and $3.5 billion, respectively. Based upon the analysis discussed above, we believe that as of June 30, 2023, and December 31, 2022, we would have recovered the amortized cost of each corporate bond.

As of June 30, 2023, the unrealized losses associated with our MBS and ABS were attributable primarily to rising interest rates and widening credit spreads since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of June 30, 2023, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

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

	For the Three
	Months Ended
	June 30, 2023
	Corporate
	Bonds	RMBS	Other	Total
Balance as of beginning-of-period	$27	$6	$6	$39
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions for securities for which credit losses were not
previously recognized	2	-	-	2
Additions (reductions) for securities for which credit losses
were previously recognized	(3)	-	-	(3)
Reductions for securities charged-off	(13)	-	-	(13)
Balance as of end-of-period (2)	$13	$6	$6	$25

	For the Six
	Months Ended
	June 30, 2023
	Corporate
	Bonds	RMBS	Other	Total

Balance as of beginning-of-year	$9	$7	$6	$22
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions for securities for which credit losses were not
previously recognized	21	-	-	21
Additions (reductions) for securities for which credit losses
were previously recognized	(3)	(1)	-	(4)
Reductions for securities disposed	(1)	-	-	(1)
Reductions for securities charged-off	(13)	-	-	(13)
Balance as of end-of-period (2)	$13	$6	$6	$25

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

(1)Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.

(2)As of June 30, 2023 and 2022, accrued investment income on fixed maturity AFS securities totaled $1.1 billion and $1.0 billion, respectively, and was excluded from the estimate of credit losses.

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of June 30, 2023			As of December 31, 2022
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$17,021	$1,471	$18,492	$17,003	$1,315	$18,318
30 to 59 days past due	-	20	20	19	23	42
60 to 89 days past due	-	4	4	-	6	6
90 or more days past due	-	45	45	-	33	33
Allowance for credit losses	(82)	(23)	(105)	(84)	(15)	(99)
Unamortized premium (discount)	(7)	39	32	(8)	36	28
Mark-to-market gains (losses) (1)	(27)	(1)	(28)	(27)	-	(27)
Total carrying value	$16,905	$1,555	$18,460	$16,903	$1,398	$18,301

(1)Represents the mark-to-market on certain mortgage loans on real estate for which we have elected the fair value option. See Note 13 for additional information.

Our commercial mortgage loan portfolio had the largest concentrations in California, which accounted for 28% and 27% of commercial mortgage loans on real estate as of June 30, 2023, and December 31, 2022, respectively, and Texas, which accounted for 9% of commercial mortgage loans on real estate as of June 30, 2023, and December 31, 2022.

As of June 30, 2023, our residential mortgage loan portfolio had the largest concentrations in California and New York, which accounted for 15% and 13% of residential mortgage loans on real estate, respectively. As of December 31, 2022, our residential mortgage loan portfolio had the largest concentrations in California and New Jersey, which accounted for 17% and 12% of residential mortgage loans on real estate, respectively.

As of June 30, 2023, and December 31, 2022, we had 90 and 73 residential mortgage loans, respectively, that were either delinquent or in foreclosure. As of June 30, 2023, and December 31, 2022, we had 67 and 49 residential mortgage loans in foreclosure, respectively, with an aggregate carrying value of $28 million and $21 million, respectively.

We adopted ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures as of January 1, 2023, and accordingly no longer identify certain debt modifications as troubled debt restructurings.  Losses from loan modifications for the three and six months ended June 30, 2023, were less than $1 million and reported in realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

As of June 30, 2023, and December 31, 2022, there were two specifically identified impaired commercial mortgage loans, with an aggregate carrying value of less than $1 million.

As of June 30, 2023, and December 31, 2022, there were 64 and 37 specifically identified impaired residential mortgage loans, respectively, with an aggregate carrying value of $29 million and $16 million, respectively.

Additional information related to impaired mortgage loans on real estate (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Average aggregate carrying value for impaired mortgage loans on real estate	$24	$15	$21	$18
Interest income recognized on impaired mortgage loans on real estate	-	-	-	-
Interest income collected on impaired mortgage loans on real estate	-	-	-	-

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows:

	As of June 30, 2023		As of December 31, 2022
	Nonaccrual		Nonaccrual
	with no		with no
	Allowance		Allowance
	for Credit		for Credit
	Losses	Nonaccrual	Losses	Nonaccrual
Commercial mortgage loans on real estate	$-	$-	$-	$-
Residential mortgage loans on real estate	-	47	-	34
Total	$-	$47	$-	$34

We use loan-to-value and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate. The amortized cost of commercial mortgage loans on real estate (dollars in millions) by year of origination and credit quality indicator was as follows:

	As of June 30, 2023
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	Greater	Coverage
	than 65%	Ratio	to 75%	Ratio	than 75%	Ratio	Total
Origination Year
2023	$427	1.80	$32	1.45	$-	-	$459
2022	1,770	2.07	91	2.05	1	1.13	1,862
2021	2,344	3.06	67	1.51	-	-	2,411
2020	1,252	2.90	12	1.55	-	-	1,264
2019	2,593	2.23	87	1.50	18	1.43	2,698
2018 and prior	7,910	2.39	248	1.67	162	1.57	8,320
Total	$16,296		$537		$181		$17,014

	As of December 31, 2022
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	Greater	Coverage
	than 65%	Ratio	to 75%	Ratio	than 75%	Ratio	Total
Origination Year
2022	$1,769	2.06	$105	1.50	$2	1.45	$1,876
2021	2,354	3.05	72	1.53	-	-	2,426
2020	1,289	3.00	17	1.58	-	-	1,306
2019	2,685	2.18	81	1.50	29	1.58	2,795
2018	2,225	2.17	71	1.62	-	-	2,296
2017 and prior	6,184	2.44	131	1.75	-	-	6,315
Total	$16,506		$477		$31		$17,014

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate. The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of June 30, 2023
	Performing	Nonperforming	Total
Origination Year
2023	$185	$-	$185
2022	602	14	616
2021	496	10	506
2020	87	1	88
2019	105	19	124
2018 and prior	57	3	60
Total	$1,532	$47	$1,579

	As of December 31, 2022
	Performing	Nonperforming	Total
Origination Year
2022	$578	$5	$583
2021	527	6	533
2020	90	3	93
2019	119	18	137
2018	65	2	67
2017 and prior	-	-	-
Total	$1,379	$34	$1,413

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

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	For the Three
	Months Ended
	June 30, 2023
	Commercial	Residential	Total
Balance as of beginning-of-period	$83	$20	$103
Additions (reductions) from provision for credit loss expense (1)	(1)	3	2
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$82	$23	$105

	For the Six
	Months Ended
	June 30, 2023
	Commercial	Residential	Total
Balance as of beginning-of-year	$84	$15	$99
Additions (reductions) from provision for credit loss expense (1)	(2)	8	6
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$82	$23	$105

	For the Three
	Months Ended
	June 30, 2022
	Commercial	Residential	Total
Balance as of beginning-of-period	$59	$18	$77
Additions (reductions) from provision for credit loss expense (1)	13	(9)	4
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$72	$9	$81

	For the Six
	Months Ended
	June 30, 2022
	Commercial	Residential	Total
Balance as of beginning-of-year	$79	$17	$96
Additions (reductions) from provision for credit loss expense (1)	(7)	(8)	(15)
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$72	$9	$81

(1)We recognized $(1) million and less than $(1) million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the three months ended June 30, 2023 and 2022, respectively. We recognized $(1) million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the six months ended June 30, 2023 and 2022.

(2)Accrued investment income on mortgage loans on real estate totaled $53 million and $49 million as of June 30, 2023 and 2022, respectively, and was excluded from the estimate of credit losses.

Alternative Investments

As of June 30, 2023, and December 31, 2022, alternative investments included investments in 338 and 337 different partnerships, respectively, and represented approximately 2% of total investments.

Impairments on Fixed Maturity AFS Securities

Details underlying intent to sell impairments and credit loss benefit (expense) incurred that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Intent to Sell Impairments (1)
Fixed maturity AFS securities:
Corporate bonds	$(518)	$-	$(518)	$-
State and municipal bonds	(20)	-	(20)	-
RMBS	(19)	-	(19)	-
CMBS	(31)	-	(31)	-
ABS	(35)	-	(35)	-
Hybrid and redeemable preferred securities	(1)	-	(1)	-
Total intent to sell impairments	$(624)	$-	$(624)	$-

Credit Loss Benefit (Expense)
Fixed maturity AFS securities:
Corporate bonds	$1	$(3)	$(17)	$(2)
RMBS	-	(1)	1	(2)
ABS	-	-	-	(1)
Total credit loss benefit (expense)	$1	$(4)	$(16)	$(5)

(1)Represents impairment of certain fixed maturity AFS securities in an unrealized loss position, resulting from the Company's intent to sell these securities as part of the previously announced Fortitude Re reinsurance transaction. Within the investment portfolio anticipated to be sold in the transaction, there are additional fixed maturity AFS securities in an unrealized gain position of approximately $473 million pre-tax as of June 30, 2023. Pursuant to the applicable accounting guidance, the Company impaired the securities in a loss position down to fair market value upon entry into the agreement in the second quarter and will recognize a gain for any securities in an unrealized gain position at the time when the transaction closes. See Note 8 for additional information.

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on the Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of June 30, 2023		As of December 31, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$4,622	$4,622	$3,284	$3,284
Securities pledged under securities lending agreements (2)	290	282	298	287
Investments pledged for FHLBI (3)	2,150	2,725	3,130	3,925
Total payables for collateral on investments	$7,062	$7,629	$6,712	$7,496

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

(3)Our pledged investments for FHLB of Indianapolis (“FHLBI”) are included in fixed maturity AFS securities and mortgage loans on real estate on the Consolidated Balance Sheets. The collateral requirements are generally 105% to 115% of the fair value for fixed maturity AFS securities and 155% to 175% of the fair value for mortgage loans on real estate.  The cash received in these transactions is primarily invested in cash and invested cash or fixed maturity AFS securities.

We have repurchase agreements through which we can obtain liquidity by pledging securities. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our repurchase program is typically invested in fixed maturity AFS securities. As of June 30, 2023, and December 31, 2022, we were not participating in any open repurchase agreements.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Six
	Months Ended
	June 30,
	2023	2022
Collateral payable for derivative investments	$1,338	$(2,280)
Securities pledged under securities lending agreements	(8)	58
Investments pledged for FHLBI	(980)	800
Total increase (decrease) in payables for collateral on investments	$350	$(1,422)

We have elected not to offset our securities lending transactions in the consolidated financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of June 30, 2023
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$285	$-	$-	$-	$285
Equity securities	5	-	-	-	5
Total gross secured borrowings	$290	$-	$-	$-	$290

	As of December 31, 2022
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$288	$-	$-	$-	$288
Foreign government bonds	2	-	-	-	2
Equity securities	8	-	-	-	8
Total gross secured borrowings	$298	$-	$-	$-	$298

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the consolidated financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of June 30, 2023, the fair value of all collateral received that we are permitted to sell or re-pledge was $25 million, and we had re-pledged all of this collateral to cover initial margin and over-the-counter collateral requirements on certain derivative investments.

Investment Commitments

As of June 30, 2023, our investment commitments were $2.6 billion, which included $1.9 billion of LPs, $418 million of private placement securities and $226 million of mortgage loans on real estate.

Concentrations of Financial Instruments

As of June 30, 2023, and December 31, 2022, our most significant investments in one issuer were our investments in securities issued by the Federal National Mortgage Association with a fair value of $768 million and $745 million, respectively, or 1% of total investments, and our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $683 million and $720 million, respectively, or 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of June 30, 2023, and December 31, 2022, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $16.2 billion and $16.6 billion, respectively, or 12% and 13%, respectively, of total investments, and our investments in securities in the consumer non-cyclical industry with a fair value of $15.5 billion and $15.1 billion, respectively, or 12% and 11%, respectively, of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

5. Variable Interest Entities

Consolidated VIEs

Asset information (dollars in millions) for the VIEs included on our Consolidated Balance Sheets was as follows:

	As of June 30, 2023			As of December 31, 2022
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Total return swap	1	$543	$-	1	$568	$-

There were no gains or losses for consolidated VIEs recognized on our Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2022.

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

Limited Partnerships and Limited Liability Companies

We invest in certain LPs and limited liability companies (“LLCs”) that we have concluded are VIEs. Our exposure to loss is limited to the capital we invest in the LPs and LLCs. We do not hold any substantive kick-out or participation rights in the LPs and LLCs, and we do not receive any performance fees or decision maker fees from the LPs and LLCs. Based on our analysis of the LPs and LLCs, we are not the primary beneficiary of the VIEs as we do not have the power to direct the most significant activities of the LPs and LLCs. The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $3.3 billion and $3.1 billion as of June 30, 2023, and December 31, 2022, respectively.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of June 30, 2023			As of December 31, 2022
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$2,090	$135	$125	$2,590	$123	$232
Foreign currency contracts (1)	4,548	601	36	4,383	643	18
Total cash flow hedges	6,638	736	161	6,973	766	250
Fair value hedges:
Interest rate contracts (1)	1,115	2	42	1,155	2	44
Non-Qualifying Hedges
Interest rate contracts (1)	85,019	638	925	105,977	709	935
Foreign currency contracts (1)	357	19	2	395	27	2
Equity market contracts (1)	235,315	8,671	4,152	142,946	5,135	2,035
Commodity contracts (1)	27	14	15	13	14	3
Credit contracts (1)	52	-	-	-	-	-
Embedded derivatives:
Reinsurance-related (2)	-	368	-	-	416	-
Indexed annuity and IUL contracts (2) (3)	-	603	7,510	-	525	4,783
Total derivative instruments	$328,523	$11,051	$12,807	$257,459	$7,594	$8,052

(1)These asset and liability balances are presented on a gross basis. Amounts are reported in derivative investments and other liabilities on the Consolidated Balance Sheets after the evaluation for right of offset subject to master netting agreements.

(2)Reported in other assets and other liabilities on the Consolidated Balance Sheets.

(3)Reported in policyholder account balances on the Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of June 30, 2023
	Less Than	1 - 5	6 - 10	11 - 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$19,186	$21,463	$21,929	$21,433	$4,213	$88,224
Foreign currency contracts (2)	222	918	1,632	2,091	42	4,905
Equity market contracts	155,955	61,524	7,241	9	10,586	235,315
Commodity contracts	27	-	-	-	-	27
Credit contracts	-	52	-	-	-	52
Total derivative instruments
with notional amounts	$175,390	$83,957	$30,802	$23,533	$14,841	$328,523

(1)As of June 30, 2023, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 20, 2067.

(2)As of June 30, 2023, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 16, 2061.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

			Cumulative Fair Value
			Hedging Adjustment
			Included in the
	Amortized Cost of the		Amortized Cost of the
	Hedged		Hedged
	Assets / (Liabilities)		Assets / (Liabilities)
	As of	As of	As of	As of
	June 30,	December 31,	June 30,	December 31,
	2023	2022	2023	2022
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value	$536	$587	$41	$44
Long-term debt (1)	(703)	(698)	172	177

(1)Includes $(333) million and $(341) million of unamortized adjustments from discontinued hedges as of June 30, 2023, and December 31, 2022, respectively.

The change in our unrealized gain (loss) on derivative instruments within AOCI (in millions) was as follows:

	For the Six
	Months Ended
	June 30,
	2023	2022
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$388	$(85)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	150	107
Foreign currency contracts	80	19
Change in foreign currency exchange rate adjustment	(110)	373
Income tax benefit (expense)	(26)	(104)
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	-	1
Interest rate contracts (2)	13	(10)
Foreign currency contracts (1)	27	30
Foreign currency contracts (3)	3	4
Income tax benefit (expense)	(9)	(5)
Balance as of end-of-period	$448	$290

(1)The OCI offset is reported within net investment income on the Consolidated Statements of Comprehensive Income (Loss).

(2)The OCI offset is reported within interest and debt expense on the Consolidated Statements of Comprehensive Income (Loss).

(3)The OCI offset is reported within realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income
	For the Three Months Ended June 30,
	2023			2022
	Realized	Net	Interest	Realized	Net	Interest
	Gain	Investment	and Debt	Gain	Investment	and Debt
	(Loss)	Income	Expense	(Loss)	Income	Expense
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$(1,784)	$1,508	$84	$1,101	$1,398	$68

Qualifying Hedges
Gain or (loss) on fair value
hedging relationships:
Interest rate contracts:
Hedged items	-	(19)	17	-	(58)	60
Derivatives designated as
hedging instruments	-	19	(17)	-	58	(60)
Gain or (loss) on cash flow
hedging relationships:
Interest rate contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	-	-	7	-	-	(4)
Foreign currency contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	-	13	-	1	17	-

Non-Qualifying Hedges
Interest rate contracts	(319)	-	-	(625)	-	-
Foreign currency contracts	-	-	-	2	-	-
Equity market contracts	809	-	-	(1,588)	-	-
Commodity contracts	-	-	-	9	-	-
Credit contracts	(1)	-	-	-	-	-
Embedded derivatives:
Reinsurance-related	1	-	-	248	-	-
Indexed annuity and IUL
contracts	(1,554)	-	-	2,177	-	-

	Gain (Loss) Recognized in Income
	For the Six Months Ended June 30,
	2023			2022
	Realized	Net	Interest	Realized	Net	Interest
	Gain	Investment	and Debt	Gain	Investment	and Debt
	(Loss)	Income	Expense	(Loss)	Income	Expense
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$(2,612)	$2,974	$166	$1,282	$2,809	$134

Qualifying Hedges
Gain or (loss) on fair value
hedging relationships:
Interest rate contracts:
Hedged items	-	(3)	(5)	-	(121)	118
Derivatives designated as
hedging instruments	-	3	5	-	121	(118)
Gain or (loss) on cash flow
hedging relationships:
Interest rate contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	-	-	13	-	1	(10)
Foreign currency contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	3	27	-	4	30	-

Non-Qualifying Hedges
Interest rate contracts	12	-	-	(1,446)	-	-
Foreign currency contracts	(2)	-	-	3	-	-
Equity market contracts	750	-	-	(1,912)	-	-
Commodity contracts	11	-	-	9	-	-
Credit contracts	(2)	-	-	-	-	-
Embedded derivatives:
Reinsurance-related	(48)	-	-	511	-	-
Indexed annuity and IUL
contracts	(2,266)	-	-	2,683	-	-

As of June 30, 2023, $82 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the six months ended June 30, 2023 and 2022, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

As of June 30, 2023 and December 31, 2022, we did not have any exposure related to CDSs for which we are the seller.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk. The non-performance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of June 30, 2023, the non-performance risk adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of June 30, 2023, or December 31, 2022.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of June 30, 2023		As of December 31, 2022
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)
AA-	$980	$(12)	$383	$(6)
A+	3,512	(258)	1,718	(166)
A	113	(41)	1,172	-
	$4,605	$(311)	$3,273	$(172)

Balance Sheet Offsetting

Information related to the effects of offsetting on the Consolidated Balance Sheets (in millions) was as follows:

	As of June 30, 2023
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total
Financial Assets
Gross amount of recognized assets	$9,010	$971	$9,981
Gross amounts offset	(3,855)	-	(3,855)
Net amount of assets	5,155	971	6,126
Gross amounts not offset:
Cash collateral	(4,605)	-	(4,605)
Non-cash collateral (1)	(550)	-	(550)
Net amount	$-	$971	$971

Financial Liabilities
Gross amount of recognized liabilities	$1,443	$7,510	$8,953
Gross amounts offset	(1,071)	-	(1,071)
Net amount of liabilities	372	7,510	7,882
Gross amounts not offset:
Cash collateral	(311)	-	(311)
Non-cash collateral (2)	(61)	-	(61)
Net amount	$-	$7,510	$7,510

(1)Excludes excess non-cash collateral received of $955 million, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

(2)Excludes excess non-cash collateral pledged of $26 million, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

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

(2)Excludes excess non-cash collateral pledged of $8 million, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

7. DAC, VOBA, DSI and DFEL

The following table reconciles DAC, VOBA and DSI (in millions) to the Consolidated Balance Sheets:

	As of	As of
	June 30,	December 31,
	2023	2022
DAC, VOBA and DSI
Traditional Life	$1,411	$1,383
UL and Other	6,169	6,100
Variable Annuities	3,870	3,879
Fixed Annuities	465	479
Group Protection	145	141
Retirement Plan Services	256	253
Total DAC, VOBA and DSI	$12,316	$12,235

The following table reconciles DFEL (in millions) to the Consolidated Balance Sheets:

	As of	As of
	June 30,	December 31,
	2023	2022
DFEL
UL and Other	$5,168	$4,766
Variable Annuities	282	286
Total DFEL	$5,450	$5,052

The following tables summarize the changes in DAC (in millions):

	For the Six Months Ended June 30, 2023
						Retirement
	Traditional	UL and	Variable	Fixed	Group	Plan
	Life	Other	Annuities	Annuities	Protection	Services

Balance as of beginning-of-year	$1,333	$5,605	$3,751	$439	$141	$236
Deferrals	104	239	176	23	53	10
Amortization	(72)	(147)	(181)	(34)	(49)	(9)
Balance as of end-of-period	$1,365	$5,697	$3,746	$428	$145	$237

	For the Year Ended December 31, 2022
						Retirement
	Traditional	UL and	Variable	Fixed	Group	Plan
	Life	Other	Annuities	Annuities	Protection	Services

Balance as of beginning-of-year	$1,195	$5,360	$3,717	$448	$140	$235
Deferrals	266	539	391	60	98	20
Amortization	(128)	(294)	(357)	(69)	(97)	(19)
Balance as of end-of-year	$1,333	$5,605	$3,751	$439	$141	$236

DAC amortization expense of $247 million and $492 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023, respectively, and $241 million and $480 million for the corresponding periods in 2022.

The following tables summarize the changes in VOBA (in millions):

	For the Six Months Ended June 30, 2023
	Traditional	UL and	Fixed
	Life	Other	Annuities

Balance as of beginning-of-year	$50	$465	$17
Deferrals	-	1	-
Amortization	(4)	(23)	(1)
Balance as of end-of-period	$46	$443	$16

	For the Year Ended December 31, 2022
	Traditional	UL and	Fixed
	Life	Other	Annuities

Balance as of beginning-of-year	$59	$511	$20
Deferrals	-	2	-
Amortization	(9)	(48)	(3)
Balance as of end-of-year	$50	$465	$17

VOBA amortization expense of $14 million and $28 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023, respectively, and $15 million and $30 million for the corresponding periods in 2022. No additions or write-offs were recorded for each respective year.

The following tables summarize the changes in DSI (in millions):

10

	For the Six Months Ended June 30, 2023
				Retirement
	UL and	Variable	Fixed	Plan
	Other	Annuities	Annuities	Services

Balance as of beginning-of-year	$30	$128	$23	$17
Deferrals	-	2	-	2
Amortization	(1)	(6)	(2)	-
Balance as of end-of-period	$29	$124	$21	$19

	For the Year Ended December 31, 2022
				Retirement
	UL and	Variable	Fixed	Plan
	Other	Annuities	Annuities	Services

Balance as of beginning-of-year	$31	$139	$27	$14
Deferrals	1	1	-	4
Amortization	(2)	(12)	(4)	(1)
Balance as of end-of-year	$30	$128	$23	$17

DSI amortization expense of $4 million and $9 million was recorded in interest credited on the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023, respectively, and $5 million and $10 million for the corresponding periods in 2022.

The following tables summarize the changes in DFEL (in millions):

	For the Six Months Ended		For the Year Ended
	June 30, 2023		December 31, 2022
	UL and	Variable	UL and	Variable
	Other	Annuities	Other	Annuities

Balance as of beginning-of-year	$4,766	$286	$3,934	$291
Deferrals	528	10	1,061	23
Amortization	(126)	(14)	(229)	(28)
Balance as of end-of-period	$5,168	$282	$4,766	$286

DFEL amortization of $71 million and $140 million was recorded in fee income on the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023, respectively, and $63 million and $128 million for the corresponding periods in 2022.

8. Reinsurance

On May 2, 2023, we entered into a reinsurance agreement with Fortitude Re. Pursuant to the agreement, we will cede approximately $28 billion of in-force UL with secondary guarantees (“ULSG”), MoneyGuard® and fixed annuity statutory reserves to Fortitude Re.

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

This transaction is subject to customary closing conditions, including regulatory approvals. The transaction is expected to reduce balance sheet risk, strengthen our capital position and improve free cash flow.

9. MRBs

The following table reconciles MRBs (in millions) to MRB assets and MRB liabilities on the Consolidated Balance Sheets:

	As of June 30, 2023			As of December 31, 2022
			Net			Net
			(Assets)			(Assets)
	Assets	Liabilities	Liabilities	Assets	Liabilities	Liabilities
Variable Annuities	$3,756	$1,460	$(2,296)	$2,666	$2,004	$(662)
Fixed Annuities	116	82	(34)	117	72	(45)
Retirement Plan Services	34	6	(28)	24	2	(22)
Total MRBs	$3,906	$1,548	$(2,358)	$2,807	$2,078	$(729)

The following table summarizes the balances of and changes in net MRB (assets) liabilities (in millions):

	As of or For the Six Months Ended			As of or For the Year Ended
	June 30, 2023			December 31, 2022
			Retirement			Retirement
	Variable	Fixed	Plan	Variable	Fixed	Plan
	Annuities	Annuities	Services	Annuities	Annuities	Services
Balance as of beginning-of-year	$(662)	$(45)	$(22)	$2,398	$114	$(1)
Less: Effect of cumulative changes in
non-performance risk	(2,173)	(40)	(2)	(2,425)	(44)	(13)
Balance as of beginning-of-year, before the effect
of changes in non-performance risk	1,511	(5)	(20)	4,823	158	12
Issuances	3	-	-	12	-	(3)
Attributed fees collected	755	17	3	1,571	32	6
Benefit payments	(35)	-	-	(63)	-	-
Effect of changes in interest rates	215	3	10	(9,346)	(232)	(55)
Effect of changes in equity markets	(2,205)	(6)	(9)	4,293	12	18
Effect of changes in equity index volatility	(372)	2	(3)	(225)	14	(1)
In-force updates and other changes in MRBs (1)	120	2	-	661	10	3
Effect of changes in future expected
policyholder behavior	-	-	-	(158)	1	-
Effect of changes in other future expected
assumptions (2)	-	-	-	(57)	-	-
Balance as of end-of-period, before the effect of
changes in non-performance risk	(8)	13	(19)	1,511	(5)	(20)
Effect of cumulative changes in
non-performance risk	(2,288)	(47)	(9)	(2,173)	(40)	(2)
Balance as of end-of-period	(2,296)	(34)	(28)	(662)	(45)	(22)
Less: ceded MRB assets (liabilities)	(291)	-	-	(193)	-	-
Balance as of end-of-period, net of reinsurance	$(2,005)	$(34)	$(28)	$(469)	$(45)	$(22)

Weighted-average age of policyholders (years)	72	68	63	71	68	63
Net amount at risk (3)	4,783	213	6	7,974	171	15

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

See “MRBs” in Note 1 and Note 13 for details related to our fair value judgments, assumptions, inputs and valuation methodology.

10. Separate Accounts

The following table presents the fair value of separate account assets (in millions) reported on the Consolidated Balance Sheets by major investment category:

	As of	As of
	June 30,	December 31,
	2023	2022
Mutual funds and collective investment trusts	$152,584	$142,892
Exchange-traded funds	364	258
Fixed maturity AFS securities	169	169
Cash and invested cash	3	98
Other investments	126	119
Total	$153,246	$143,536

The following table reconciles separate account liabilities (in millions) to the Consolidated Balance Sheets:

	As of	As of
	June 30,	December 31,
	2023	2022
UL and Other	$23,409	$20,920
Variable Annuities	110,998	105,573
Retirement Plan Services	18,789	16,996
Other Operations (1)	50	47
Total separate account liabilities	$153,246	$143,536

(1)Represents separate account liabilities reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($45 million and $42 million as of June 30, 2023, and December 31, 2022, respectively) that are excluded from the following tables.

The following table summarizes the balances of and changes in separate account liabilities (in millions):

	As of or For the Six Months Ended			As of or For the Year Ended
	June 30, 2023			December 31, 2022
			Retirement			Retirement
	UL and	Variable	Plan	UL and	Variable	Plan
	Other	Annuities	Services	Other	Annuities	Services
Balance as of beginning-of-year	$20,920	$105,573	$16,996	$24,785	$136,665	$21,068
Gross deposits	821	1,367	1,078	1,900	3,371	2,378
Withdrawals	(154)	(4,915)	(1,123)	(454)	(9,238)	(2,378)
Policyholder assessments	(476)	(1,251)	(79)	(938)	(2,603)	(164)
Change in market performance	2,374	9,950	1,953	(4,371)	(23,194)	(3,710)
Net transfers from (to) general account	(76)	274	(36)	(2)	572	(198)
Balance as of end-of-period	$23,409	$110,998	$18,789	$20,920	$105,573	$16,996

Cash surrender value	$21,080	$109,501	$18,774	$18,666	$103,987	$16,982

11. Policyholder Account Balances

The following table reconciles policyholder account balances (in millions) to the Consolidated Balance Sheets:

	As of	As of
	June 30,	December 31,
	2023	2022
UL and Other	$37,458	$37,694
Variable Annuities	26,257	22,184
Fixed Annuities	23,813	23,365
Retirement Plan Services	24,430	25,138
Other (1)	5,640	6,054
Total policyholder account balances	$117,598	$114,435

(1)Represents policyholder account balances reported primarily in Other Operations attributable to the indemnity reinsurance agreements with Protective ($5.2 billion and $5.7 billion as of June 30, 2023, and December 31, 2022, respectively) that are excluded from the following tables.

The following table summarizes the balances and changes in policyholder account balances (in millions):

	As of or For the Six Months Ended June 30, 2023
				Retirement
	UL and	Variable	Fixed	Plan
	Other	Annuities	Annuities	Services
Balance as of beginning-of-year	$37,694	$22,184	$23,365	$25,138
Gross deposits	1,834	2,437	1,919	1,317
Withdrawals	(717)	(328)	(1,920)	(2,094)
Policyholder assessments	(2,248)	(1)	(28)	(7)
Net transfers from (to) separate account	75	(198)	-	(259)
Interest credited	744	240	312	335
Change in fair value of embedded derivative
instruments	76	1,923	165	-
Balance as of end-of-period	$37,458	$26,257	$23,813	$24,430

Weighted-average crediting rate	4.0%	2.0%	2.6%	2.7%
Net amount at risk (1)(2)	$302,804	$4,783	$213	$6
Cash surrender value	33,886	25,146	22,915	24,425

	As of or For the Year Ended December 31, 2022
				Retirement
	UL and	Variable	Fixed	Plan
	Other	Annuities	Annuities	Services
Balance as of beginning-of-year	$38,200	$19,148	$22,552	$23,579
Gross deposits	3,921	5,178	3,284	4,012
Withdrawals	(1,244)	(417)	(2,514)	(3,579)
Policyholder assessments	(4,496)	(2)	(51)	(13)
Net transfers from (to) separate account	2	(492)	-	510
Interest credited	1,494	287	532	629
Change in fair value of embedded derivative
instruments	(183)	(1,518)	(438)	-
Balance as of end-of-year	$37,694	$22,184	$23,365	$25,138

Weighted-average crediting rate	3.9%	1.4%	2.4%	2.6%
Net amount at risk (1)(2)	$304,348	$7,974	$171	$15
Cash surrender value	34,210	21,147	22,529	25,133

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

The following table presents policyholder account balances (in millions) by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between the interest being credited to policyholders and the respective guaranteed contract minimums:

	As of June 30, 2023
					Greater
		1-50	51-100	101-150	Than 150
	At	Basis	Basis	Basis	Basis
Range of Guaranteed	Guaranteed	Points	Points	Points	Points
Minimum Crediting Rate	Minimum	Above	Above	Above	Above	Total
UL and Other
Up to 1.00%	$302	$-	$206	$46	$505	$1,059
1.01% - 2.00%	557	-	6	-	3,142	3,705
2.01% - 3.00%	7,217	10	139	-	-	7,366
3.01% - 4.00%	15,673	-	1	-	-	15,674
4.01% and above	3,807	-	-	-	-	3,807
Other (1)	-	-	-	-	-	5,847
Total	$27,556	$10	$352	$46	$3,647	$37,458

Variable Annuities
Up to 1.00%	$-	$-	$-	$-	$-	$-
1.01% - 2.00%	4	-	-	-	8	12
2.01% - 3.00%	619	-	-	-	-	619
3.01% - 4.00%	1,470	-	-	-	-	1,470
4.01% and above	10	-	-	-	-	10
Other (1)	-	-	-	-	-	24,146
Total	$2,103	$-	$-	$-	$8	$26,257

Fixed Annuities
Up to 1.00%	$756	$414	$515	$467	$2,296	$4,448
1.01% - 2.00%	577	133	194	498	1,083	2,485
2.01% - 3.00%	1,746	3	6	-	-	1,755
3.01% - 4.00%	1,072	-	-	-	-	1,072
4.01% and above	184	-	-	-	-	184
Other (1)	-	-	-	-	-	13,869
Total	$4,335	$550	$715	$965	$3,379	$23,813

Retirement Plan Services
Up to 1.00%	$601	$746	$3,092	$2,693	$2,422	$9,554
1.01% - 2.00%	637	2,880	1,184	531	-	5,232
2.01% - 3.00%	2,647	1	-	-	-	2,648
3.01% - 4.00%	5,349	1	-	-	-	5,350
4.01% and above	1,646	-	-	-	-	1,646
Total	$10,880	$3,628	$4,276	$3,224	$2,422	$24,430

	As of December 31, 2022
					Greater
		1-50	51-100	101-150	Than 150
	At	Basis	Basis	Basis	Basis
Range of Guaranteed	Guaranteed	Points	Points	Points	Points
Minimum Crediting Rate	Minimum	Above	Above	Above	Above	Total
UL and Other
Up to 1.00%	$318	$-	$194	$29	$292	$833
1.01% - 2.00%	558	-	-	-	3,282	3,840
2.01% - 3.00%	7,218	156	-	-	-	7,374
3.01% - 4.00%	16,282	-	1	-	-	16,283
4.01% and above	3,824	-	-	-	-	3,824
Other (1)	-	-	-	-	-	5,540
Total	$28,200	$156	$195	$29	$3,574	$37,694

Variable Annuities
Up to 1.00%	$-	$-	$-	$-	$-	$-
1.01% - 2.00%	4	-	-	8	-	12
2.01% - 3.00%	658	-	-	-	-	658
3.01% - 4.00%	1,545	-	-	-	-	1,545
4.01% and above	11	-	-	-	-	11
Other (1)	-	-	-	-	-	19,958
Total	$2,218	$-	$-	$8	$-	$22,184

Fixed Annuities
Up to 1.00%	$891	$497	$589	$563	$1,329	$3,869
1.01% - 2.00%	544	144	179	492	1,057	2,416
2.01% - 3.00%	1,973	5	1	-	-	1,979
3.01% - 4.00%	1,353	-	-	-	-	1,353
4.01% and above	193	-	-	-	-	193
Other (1)	-	-	-	-	-	13,555
Total	$4,954	$646	$769	$1,055	$2,386	$23,365

Retirement Plan Services
Up to 1.00%	$961	$1,001	$4,304	$1,703	$1,908	$9,877
1.01% - 2.00%	1,774	2,197	982	462	-	5,415
2.01% - 3.00%	2,711	1	-	-	-	2,712
3.01% - 4.00%	5,622	1	-	-	-	5,623
4.01% and above	1,511	-	-	-	-	1,511
Total	$12,579	$3,200	$5,286	$2,165	$1,908	$25,138

(1)Consists of indexed account balances that include the fair value of embedded derivative instruments, payout annuity account balances, short-term dollar cost averaging annuities business and policy loans.

12. Future Contract Benefits

The following table reconciles future contract benefits (in millions) to the Consolidated Balance Sheets:

	As of	As of
	June 30,	December 31,
	2023	2022
Traditional Life (1)	$3,676	$3,509
Payout Annuities (1)	2,048	2,004
Group Protection (2)	5,493	5,462
UL and Other (3)	15,525	14,818
Other Operations (4)	9,707	9,782
Other (5)	3,262	3,251
Total future contract benefits	$39,711	$38,826

(1)See “LFPB” below for further information.

(2)See “Liability for Future Claims” below for further information.

(3)See “Additional Liabilities for Other Insurance Benefits” below for further information.

(4)Represents future contract benefits reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($5.5 billion and $5.4 billion as of June 30, 2023, and December 31, 2022, respectively) and Swiss Re ($2.2 billion and $2.3 billion as of June 30, 2023, and December 31, 2022, respectively) that are excluded from the following tables.

(5)Represents other miscellaneous reserves outside the scope of ASU 2018-12 that are excluded from the following tables.

LFPB

The following table summarizes the balances of and changes in the present values of expected net premiums and LFPB (in millions, except years):

	As of or For the		As of or For the
	Six Months Ended		Year Ended
	June 30, 2023		December 31, 2022
	Traditional	Payout	Traditional	Payout
	Life	Annuities	Life	Annuities
Present Value of Expected Net Premiums
Balance as of beginning-of-year	$6,063	$-	$6,858	$-
Less: Effect of cumulative changes in discount
rate assumptions	(582)	-	883	-
Beginning balance at original discount rate	6,645	-	5,975	-
Effect of changes in cash flow assumptions	-	-	(484)	-
Effect of actual variances from expected
experience	(276)	-	50	-
Adjusted balance as of beginning-of-year	6,369	-	5,541	-
Issuances	330	-	1,656	-
Interest accrual	120	-	222	-
Net premiums collected	(406)	-	(765)	-
Flooring impact of LFPB	1	-	(9)	-
Ending balance at original discount rate	6,414	-	6,645	-
Effect of cumulative changes in discount
rate assumptions	(327)	-	(582)	-
Balance as of end-of-period	$6,087	$-	$6,063	$-

Present Value of Expected LFPB
Balance as of beginning-of-year	$9,572	$2,004	$11,008	$2,512
Less: Effect of cumulative changes in discount
rate assumptions	(785)	(263)	1,561	266
Beginning balance at original discount rate (1)	10,357	2,267	9,447	2,246
Effect of changes in cash flow assumptions	-	-	(415)	-
Effect of actual variances from expected
experience	(300)	(2)	69	3
Adjusted balance as of beginning-of-year	10,057	2,265	9,101	2,249
Issuances	330	69	1,655	122
Interest accrual	191	43	356	84
Benefit payments	(343)	(93)	(755)	(188)
Ending balance at original discount rate (1)	10,235	2,284	10,357	2,267
Effect of cumulative changes in discount
rate assumptions	(472)	(236)	(785)	(263)
Balance as of end-of-period	$9,763	$2,048	$9,572	$2,004

Net balance as of end-of-period	$3,676	$2,048	$3,509	$2,004
Less: reinsurance recoverables	498	3	532	3
Net balance as of end-of-period, net of reinsurance	$3,178	$2,045	$2,977	$2,001

Weighted-average duration of future policyholder
benefit liability (years)	10	9	10	9

(1)Includes DPL within Payout Annuities of $53 million, $38 million and $22 million as of June 30, 2023, December 31, 2022 and December 31, 2021, respectively.

For the six months ended June 30, 2023, Traditional Life and Payout Annuities did not have any significantly different actual experience compared to expected.

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

The following table summarizes the discounted and undiscounted expected future gross premiums and expected future benefit payments (in millions):

	As of June 30, 2023		As of December 31, 2022
	Undiscounted	Discounted	Undiscounted	Discounted
Traditional Life
Expected future gross premiums	$14,009	$9,583	$13,945	$9,475
Expected future benefit payments	13,834	9,763	13,640	9,572
Payout Annuities
Expected future gross premiums	-	-	-	-
Expected future benefit payments	3,501	2,048	3,472	2,004

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Traditional Life
Gross premiums	$314	$301	$627	$594
Interest accretion	36	33	71	66
Payout Annuities
Gross premiums	44	21	72	43
Interest accretion	22	21	43	42

The following table summarizes the weighted-average interest rates:

	For the Six
	Months	For the Year
	Ended	Ended
	June 30,	December 31,
	2023	2022
Traditional Life
Interest accretion rate	5.1%	5.1%
Current discount rate	5.1%	5.1%
Payout Annuities
Interest accretion rate	3.9%	3.9%
Current discount rate	5.2%	5.3%

Liability for Future Claims

The following table summarizes the balances of and changes in liability for future claims (in millions, except years):

	Group Protection
	As of or For
	the Six	As of or For
	Months	the Year
	Ended	Ended
	June 30,	December 31,
	2023	2022
Balance as of beginning-of-year	$5,462	$5,936
Less: Effect of cumulative changes in discount
rate assumptions	(597)	262
Beginning balance at original discount rate	6,059	5,674
Effect of changes in cash flow assumptions	-	15
Effect of actual variances from expected
experience	(220)	(117)
Adjusted beginning-of-year balance	5,839	5,572
New incidence	882	1,777
Interest	83	141
Benefit payments	(734)	(1,431)
Ending balance at original discount rate	6,070	6,059
Effect of cumulative changes in discount
rate assumptions	(577)	(597)
Balance as of end-of-period	5,493	5,462
Less: reinsurance recoverables	121	127
Balance as of end-of-period, net of reinsurance	$5,372	$5,335

Weighted-average duration of liability for future
claims (years)	4	4

For the six months ended June 30, 2023, we experienced more favorable reported incidence and claim terminations than assumed.

For the year ended December 31, 2022, we had an unfavorable impact from updates to the long-term disability incidence and severity assumptions, partially offset by favorable impacts from updates to the life waiver termination rate assumptions. For the year ended December 31, 2022, we experienced more favorable claim terminations than assumed.

The following table summarizes the discounted and undiscounted expected future benefit payments (in millions):

	As of June 30, 2023		As of December 31, 2022
	Undiscounted	Discounted	Undiscounted	Discounted
Group Protection
Expected future benefit payments	$7,111	$6,070	$7,063	$6,059

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Group Protection
Gross premiums	$885	$841	$1,770	$1,671
Interest accretion	41	36	83	78

The following table summarizes the weighted-average interest rates:

	For the Six
	Months	For the Year
	Ended	Ended
	June 30,	December 31,
	2023	2022
Group Protection
Interest accretion rate	2.9%	2.8%
Current discount rate	5.1%	5.1%

Additional Liabilities for Other Insurance Benefits

The following table summarizes the balances of and changes in additional liabilities for other insurance benefits (in millions, except years):

	UL and Other
	As of or For
	the Six	As of or For
	Months	the Year
	Ended	Ended
	June 30,	December 31,
	2023	2022
Balance as of beginning-of-year	$14,818	$12,556
Less: Effect of cumulative changes in shadow
balance in AOCI	(905)	1,113
Balance as of beginning-of-year, excluding
shadow balance in AOCI	15,723	11,443
Effect of changes in cash flow assumptions	-	3,108
Effect of actual variances from expected
experience	6	195
Adjusted beginning-of-year balance	15,729	14,746
Issuances	-	7
Interest accrual	376	626
Net assessments collected	609	972
Benefit payments	(360)	(628)
Balance as of end-of-period, excluding
shadow balance in AOCI	16,354	15,723
Effect of cumulative changes in shadow
balance in AOCI	(829)	(905)
Balance as of end-of-period	15,525	14,818
Less: reinsurance recoverables	870	856
Balance as of end-of-period, net of reinsurance	$14,655	$13,962

Weighted-average duration of additional liabilities
for other insurance benefits (years)	18	17

For the six months ended June 30, 2023, we did not have any significantly different actual experience compared to expected.

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

The following table summarizes the gross assessments and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
UL and Other
Gross assessments	$542	$680	$1,457	$1,407
Interest accretion	190	137	376	270

The following table summarizes the weighted-average interest rates:

	For the Six
	Months	For the Year
	Ended	Ended
	June 30,	December 31,
	2023	2022
UL and Other
Interest accretion rate	4.9%	5.0%

13. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of June 30, 2023		As of December 31, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity AFS securities	$100,890	$100,890	$99,736	$99,736
Trading securities	2,943	2,943	3,498	3,498
Equity securities	403	403	427	427
Mortgage loans on real estate	18,460	16,810	18,301	16,553
Derivative investments	5,155	5,155	3,594	3,594
Other investments	4,193	4,193	3,739	3,739
Cash and invested cash	3,768	3,768	3,343	3,343
MRB assets	3,906	3,906	2,807	2,807
Other assets:
Ceded MRBs	2	2	12	12
Reinsurance-related embedded derivatives	368	368	416	416
Indexed annuity ceded embedded derivatives	603	603	525	525
Separate account assets	153,246	153,246	143,536	143,536

Liabilities
Policyholder account balances:
Account balances of certain investment contracts	(43,457)	(32,106)	(43,578)	(34,274)
Indexed annuity and IUL contracts embedded derivatives	(7,510)	(7,510)	(4,783)	(4,783)
MRB liabilities	(1,548)	(1,548)	(2,078)	(2,078)
Short-term debt	(500)	(497)	(500)	(496)
Long-term debt	(5,954)	(4,830)	(5,955)	(5,005)
Other liabilities:
Ceded MRBs	(293)	(293)	(205)	(205)
Derivative liabilities	(372)	(372)	(210)	(210)
Remaining guaranteed interest and similar contracts	(482)	(482)	(574)	(574)

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

Other Liabilities

Other liabilities include remaining guaranteed interest and similar contracts. The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. As of June 30, 2023, and December 31, 2022, the remaining guaranteed interest and similar contracts carrying value approximated fair value. The inputs used to measure the fair value of these other liabilities are classified as Level 3 within the fair value hierarchy.

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

The fair value and aggregate contractual principal for mortgage loans on real estate where the fair value option was elected (in millions) were as follows:

	As of	As of
	June 30,	December 31,
	2023	2022
Fair value	$404	$487
Aggregate contractual principal	432	514

As of June 30, 2023, and December 31, 2022, no loans for which the fair value option was elected were in non-accrual status, and none were more than 90 days past due and still accruing interest.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2023, or December 31, 2022.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of June 30, 2023
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$76,941	$2,366	$79,307
U.S. government bonds	349	22	-	371
State and municipal bonds	-	5,038	36	5,074
Foreign government bonds	-	281	-	281
RMBS	-	2,009	6	2,015
CMBS	-	1,684	-	1,684
ABS	-	10,585	1,208	11,793
Hybrid and redeemable preferred securities	45	260	60	365
Trading securities	-	2,592	351	2,943
Equity securities	1	277	125	403
Mortgage loans on real estate	-	-	404	404
Derivative investments (1)	-	9,489	591	10,080
Other investments – short-term investments	-	139	-	139
Cash and invested cash	-	3,768	-	3,768
MRB assets	-	-	3,906	3,906
Other assets:
Ceded MRBs	-	-	2	2
Reinsurance-related embedded derivatives	-	368	-	368
Indexed annuity ceded embedded derivatives	-	-	603	603
Separate account assets	417	152,829	-	153,246
Total assets	$812	$266,282	$9,658	$276,752

Liabilities
Policyholder account balances – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(7,510)	$(7,510)
MRB liabilities	-	-	(1,548)	(1,548)
Other liabilities:
Ceded MRBs	-	-	(293)	(293)
Derivative liabilities (1)	-	(4,737)	(560)	(5,297)
Total liabilities	$-	$(4,737)	$(9,911)	$(14,648)

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

The following summarizes changes to our financial instruments carried at fair value (in millions) and classified within Level 3 of the fair value hierarchy. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology. The summary schedule excludes changes to MRB assets and MRB liabilities as these balances are rolled forward in Note 9.

	For the Three Months Ended June 30, 2023
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$2,355	$4	$(12)	$(5)	$24	$2,366
State and municipal bonds	36	-	1	(1)	-	36
RMBS	1	-	-	5	-	6
CMBS	-	-	-	(4)	4	-
ABS	1,100	-	(6)	152	(38)	1,208
Hybrid and redeemable preferred
securities	59	-	(3)	-	4	60
Trading securities	458	(2)	-	(105)	-	351
Equity securities	137	(13)	-	1	-	125
Mortgage loans on real estate	490	(4)	2	(84)	-	404
Derivative investments	1	(1)	-	-	31	31
Other assets:
Ceded MRBs (3)	6	(4)	-	-	-	2
Indexed annuity ceded embedded
derivatives (4)	565	4	-	34	-	603
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives (4)	(5,796)	(1,558)	-	(156)	-	(7,510)
Other liabilities – ceded MRBs (3)	(252)	(41)	-	-	-	(293)
Total, net	$(840)	$(1,615)	$(18)	$(163)	$25	$(2,611)

	For the Three Months Ended June 30, 2022
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$5,860	$-	$(657)	$293	$(20)	$5,476
Foreign government bonds	40	-	(3)	-	-	37
RMBS	13	-	-	-	(12)	1
CMBS	17	-	-	-	(17)	-
ABS	988	-	(33)	266	(68)	1,153
Hybrid and redeemable preferred
securities	98	-	6	-	-	104
Trading securities	797	(29)	-	(148)	-	620
Equity securities	104	15	-	26	-	145
Mortgage loans on real estate	537	(12)	(5)	8	-	528
Derivative investments	3	-	-	-	-	3
Other assets:
Ceded MRBs (3)	21	2	-	-	-	23
Indexed annuity ceded embedded
derivatives (4)	493	(113)	-	60	-	440
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives (4)	(5,574)	2,290	-	(82)	-	(3,366)
Other liabilities – ceded MRBs (3)	(51)	(64)	-	-	-	(115)
Total, net	$3,346	$2,089	$(692)	$423	$(117)	$5,049

	For the Six Months Ended June 30, 2023
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$2,295	$5	$1	$25	$40	$2,366
State and municipal bonds	35	-	2	(1)	-	36
RMBS	1	-	-	5	-	6
CMBS	-	-	-	(4)	4	-
ABS	1,117	-	2	320	(231)	1,208
Hybrid and redeemable preferred
securities	49	-	(3)	(2)	16	60
Trading securities	581	2	-	(232)	-	351
Equity securities	153	(29)	-	1	-	125
Mortgage loans on real estate	487	(2)	5	(86)	-	404
Derivative investments	2	(2)	-	-	31	31
Other assets:
Ceded MRBs (3)	12	(10)	-	-	-	2
Indexed annuity ceded embedded
derivatives (4)	525	11	-	67	-	603
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives (4)	(4,783)	(2,277)	-	(450)	-	(7,510)
Other liabilities – ceded MRBs (3)	(205)	(88)	-	-	-	(293)
Total, net	$269	$(2,390)	$7	$(357)	$(140)	$(2,611)

	For the Six Months Ended June 30, 2022
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$5,720	$1	$(1,010)	$651	$114	$5,476
Foreign government bonds	41	-	(4)	-	-	37
RMBS	4	-	-	12	(15)	1
CMBS	-	-	-	17	(17)	-
ABS	870	-	(60)	453	(110)	1,153
Hybrid and redeemable preferred
securities	93	-	11	-	-	104
Trading securities	828	(58)	-	(146)	(4)	620
Equity securities	95	32	-	18	-	145
Mortgage loans on real estate	739	(15)	(6)	(190)	-	528
Derivative investments	21	3	(6)	-	(15)	3
Other assets:
Ceded MRBs (3)	95	(72)	-	-	-	23
Indexed annuity ceded embedded
derivatives (4)	528	(166)	-	78	-	440
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives (4)	(6,131)	2,849	-	(84)	-	(3,366)
Other liabilities – ceded MRBs (3)	(17)	(98)	-	-	-	(115)
Total, net	$2,886	$2,476	$(1,075)	$809	$(47)	$5,049

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, (in millions) as reported above:

	For the Three Months Ended June 30, 2023
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$268	$(2)	$(26)	$(234)	$(11)	$(5)
State and municipal bonds	-	(1)	-	-	-	(1)
RMBS	5	-	-	-	-	5
CMBS	-	-	-	(4)	-	(4)
ABS	216	-	-	(64)	-	152
Trading securities	-	(102)	-	(3)	-	(105)
Equity securities	1	-	-	-	-	1
Mortgage loans on real estate	3	-	-	(87)	-	(84)
Other assets – indexed annuity ceded
embedded derivatives	34	-	-	-	-	34
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives	(316)	-	-	160	-	(156)
Total, net	$211	$(105)	$(26)	$(232)	$(11)	$(163)

	For the Three Months Ended June 30, 2022
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$426	$-	$(4)	$(86)	$(43)	$293
ABS	305	-	-	(39)	-	266
Trading securities	92	(88)	-	(152)	-	(148)
Equity securities	26	-	-	-	-	26
Mortgage loans on real estate	9	-	-	(1)	-	8
Other assets – indexed annuity ceded
embedded derivatives	20	-	-	40	-	60
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives	(100)	-	-	18	-	(82)
Total, net	$778	$(88)	$(4)	$(220)	$(43)	$423

	For the Six Months Ended June 30, 2023
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$409	$(37)	$(34)	$(302)	$(11)	$25
State and municipal bonds	-	(1)	-	-	-	(1)
RMBS	5	-	-	-	-	5
CMBS	-	-	-	(4)	-	(4)
ABS	457	(2)	-	(135)	-	320
Hybrid and redeemable preferred
securities	-	-	-	-	(2)	(2)
Trading securities	-	(155)	-	(77)	-	(232)
Equity securities	1	-	-	-	-	1
Mortgage loans on real estate	4	-	-	(90)	-	(86)
Other assets – indexed annuity ceded
embedded derivatives	84	-	-	(17)	-	67
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives	(615)	-	-	165	-	(450)
Total, net	$345	$(195)	$(34)	$(460)	$(13)	$(357)

	For the Six Months Ended June 30, 2022
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$853	$-	$(25)	$(129)	$(48)	$651
RMBS	12	-	-	-	-	12
CMBS	17	-	-	-	-	17
ABS	555	-	-	(95)	(7)	453
Trading securities	271	(220)	-	(197)	-	(146)
Equity securities	26	(8)	-	-	-	18
Mortgage loans on real estate	12	-	-	(202)	-	(190)
Other assets – indexed annuity ceded
embedded derivatives	38	-	-	40	-	78
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives	(228)	-	-	144	-	(84)
Total, net	$1,556	$(228)	$(25)	$(439)	$(55)	$809

The following summarizes changes in unrealized gains (losses) included in net income related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Trading securities (1)	$(5)	$(28)	$1	$(58)
Equity securities (1)	(13)	16	(29)	34
Mortgage loans on real estate (1)	(5)	(12)	(3)	(15)
Derivative investments (1)	-	1	(2)	3
MRBs (2)	2,007	(492)	1,369	859
Embedded derivatives – indexed annuity
and IUL contracts (1)	(55)	(26)	(208)	58
Total, net	$1,929	$(541)	$1,128	$881

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

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Fixed maturity AFS securities:
Corporate bonds	$(15)	$(658)	$(2)	$(1,012)
State and municipal bonds	1	-	1	-
Foreign government bonds	-	(3)	-	(5)
ABS	(7)	(34)	1	(62)
Hybrid and redeemable preferred
securities	(2)	6	(2)	11
Mortgage loans on real estate	2	(5)	4	(6)
Total, net	$(21)	$(694)	$2	$(1,074)

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	June 30, 2023			June 30, 2022
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$100	$(76)	$24	$32	$(52)	$(20)
RMBS	-	-	-	-	(12)	(12)
CMBS	4	-	4	-	(17)	(17)
ABS	2	(40)	(38)	1	(69)	(68)
Hybrid and redeemable preferred
securities	4	-	4	-	-	-
Derivative investments	31	-	31	-	-	-
Total, net	$141	$(116)	$25	$33	$(150)	$(117)

	For the Six			For the Six
	Months Ended			Months Ended
	June 30, 2023			June 30, 2022
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$159	$(119)	$40	$228	$(114)	$114
RMBS	-	-	-	-	(15)	(15)
CMBS	4	-	4	-	(17)	(17)
ABS	2	(233)	(231)	1	(111)	(110)
Hybrid and redeemable preferred
securities	16	-	16		-	-
Trading securities	-	-	-	-	(4)	(4)
Derivative investments	31	-	31	-	(15)	(15)
Total, net	$212	$(352)	$(140)	$229	$(276)	$(47)

Transfers into and out of Level 3 are generally the result of observable market information on financial instruments no longer being available or becoming available to our pricing vendors. For the three and six months ended June 30, 2023 and 2022, transfers in and out of Level 3 were attributable primarily to the financial instruments’ observable market information no longer being available or becoming available.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of June 30, 2023:

							Weighted
							Average
	Fair	Valuation	Significant	Assumption or			Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS and
trading securities:
Corporate bonds	$233	Discounted cash flow	Liquidity/duration adjustment (2)	(0.2)%	-	3.7%	2.1%
State and municipal
bonds	36	Discounted cash flow	Liquidity/duration adjustment (2)	0.5%	-	1.9%	1.9%
ABS	13	Discounted cash flow	Liquidity/duration adjustment (2)	1.9%	-	1.9%	1.9%
Hybrid and redeemable
preferred securities	7	Discounted cash flow	Liquidity/duration adjustment (2)	1.3%	-	1.5%	1.4%
Equity securities	4	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	-	4.5%	4.5%

MRB assets	3,906
Other assets – ceded MRBs	2	Discounted cash flow	Lapse (3)	1%	-	30%	(10)
			Utilization of GLB withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			Non-performance risk (6)	0.69%	-	2.82%	2.27%
			Mortality (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.82%
Other assets – indexed
annuity ceded embedded
derivatives	603	Discounted cash flow	Lapse (3)	0%	-	9%	(10)
			Mortality (7)			(9)	(10)
Liabilities
Policyholder account
balances – indexed annuity
contracts embedded
derivatives	$(7,451)	Discounted cash flow	Lapse (3)	0%	-	9%	(10)
			Mortality (7)			(9)	(10)

MRB liabilities	(1,548)
Other liabilities – ceded
MRBs	(293)	Discounted cash flow	Lapse (3)	1%	-	30%	(10)
			Utilization of GLB withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			Non-performance risk (6)	0.69%	-	2.82%	2.27%
			Mortality (7)			(9)	(10)
			Volatility (8)	1%	-	28%	14.82%

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of June 30, 2023.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of June 30, 2023, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $190 million, after-tax. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

EFG Bank AG, Cayman Branch, et al. v. The Lincoln National Life Insurance Company, pending in the U.S. District Court for the Eastern District of Pennsylvania, No. 2:17-cv-02592, is a civil action filed on February 1, 2017. Plaintiffs own universal life insurance policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs allege that LNL breached the terms of policyholders’ contracts when it increased non-guaranteed cost of insurance rates beginning in 2016. We are vigorously defending this matter.

In re: Lincoln National COI Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania, Case No. 2:16-cv-06605-GJP, is a consolidated litigation matter related to multiple putative class action cases that were consolidated by an order dated March 20, 2017. Plaintiffs purport to own certain universal life insurance policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs allege that LNL and LNC breached the terms of policyholders’ contracts by increasing non-guaranteed cost of insurance rates beginning in 2016. Plaintiffs sought to represent classes of policyowners and sought damages on their behalf. On August 9, 2022, the court denied plaintiffs’ motion for class certification. The parties participated in a mediation on December 13, 2022, and subsequently reached a settlement. On January 26, 2023, the parties informed the presiding judge of a class settlement in this action, subject to final documentation and court approval. On March 24, 2023, plaintiffs filed a motion for preliminary approval of the class settlement. The provisional settlement, which is subject to both preliminary and final approval of the court, consists of $117.75 million in pre-tax cash (in the aggregate for both this litigation and the In re: Lincoln National 2017 COI Rate Litigation matter discussed immediately below) and a five-year cost of insurance rate freeze, among other terms. The court granted preliminary approval of the settlement on June 14, 2023, and a hearing is scheduled on October 4, 2023, to determine whether final court approval of the settlement will be granted.

In re: Lincoln National 2017 COI Rate Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania, Case No. 2:17-cv-04150, is a consolidated litigation matter related to multiple putative class action cases that were consolidated by an order dated March 28, 2018. Plaintiffs purport to own certain universal life insurance policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs allege that LNL and LNC breached the terms of policyholders’ contracts by increasing non-guaranteed cost of insurance rates beginning in 2017. Plaintiffs sought to represent classes of policyholders and sought damages on their behalf. On August 9, 2022, the court denied plaintiffs’ motion for class certification. The parties participated in a mediation on December 13, 2022, and subsequently reached a settlement. On January 26, 2023, the parties informed the presiding judge of a class settlement in this action, subject to final documentation and court approval. On March 24, 2023, plaintiffs filed a motion for preliminary approval of the class settlement. The provisional settlement, which is subject to both preliminary and final approval of the court, consists of $117.75 million in pre-tax cash (in the aggregate for both this litigation and the In re: Lincoln National COI Litigation matter discussed immediately above) and a five-year cost of insurance rate freeze, among other terms. The court granted preliminary approval of the settlement on June 14, 2023, and a hearing is scheduled on October 4, 2023, to determine whether final court approval of the settlement will be granted.

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

LSH Co. and Wells Fargo Bank, National Association, as securities intermediary for LSH Co. v. Lincoln National Corporation and The Lincoln National Life Insurance Company, pending in the U.S. District Court for the Eastern District of Pennsylvania, No. 2:18-cv-05529, is a civil action filed on December 21, 2018. Plaintiffs own universal life insurance policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs allege that LNL and LNC breached the terms of policyholders’ contracts when LNL increased non-guaranteed cost of insurance rates in 2016 and 2017. We are vigorously defending this matter.

Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, pending in the U.S. District Court for the Southern District of New York, No. 1:19-cv-06004, is a putative class action that was filed on June 27, 2019. Plaintiff alleges that Lincoln Life & Annuity Company of New York (“LLANY”) charged more for non-guaranteed cost of insurance than was permitted by the policies. On March 31, 2022, the court issued an order granting plaintiff’s motion for class certification and certified a class of all current or former owners of six universal life insurance products issued by LLANY that were assessed a cost of insurance charge any time on or after June 27, 2013. Plaintiff seeks damages on behalf of the class. On April 19, 2023, LLANY filed a motion for summary judgment, which remains pending. We are vigorously defending this matter.

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

Brighton Trustees, LLC, et al. v. The Lincoln National Life Insurance Company, pending in the U.S. District Court for the Eastern District of Pennsylvania, Case No. 2:23-cv-02251, is a civil action filed on April 20, 2023. On June 12, 2023, the U.S. District Court for the Northern District of Indiana granted a motion filed by LNL to transfer the case to the U.S. District Court for the Eastern District of Pennsylvania. Plaintiffs purport to own universal life insurance policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs allege that LNL breached the terms of policyholders’ contracts and converted property when it increased non-guaranteed cost of insurance rates beginning in 2016. We are vigorously defending this matter.

Other Litigation

Andrew Nitkewicz v. Lincoln Life & Annuity Company of New York, pending in the U.S. District Court for the Southern District of New York, No. 1:20-cv-06805, is a putative class action that was filed on August 24, 2020. Plaintiff Andrew Nitkewicz, as trustee of the Joan C. Lupe Trust, seeks to represent all current and former owners of universal life (including variable universal life) policies who own or owned policies issued by LLANY and its predecessors in interest that were in force at any time on or after June 27, 2013, and for which planned annual, semi-annual, or quarterly premiums were paid for any period beyond the end of the policy month of the insured’s death. Plaintiff alleges LLANY failed to refund unearned premium in violation of New York Insurance Law Section 3203(a)(2) in connection with the payment of death benefit claims for certain insurance policies. Plaintiff seeks compensatory damages and pre-judgment interest on behalf of the various classes and sub-class. On July 2, 2021, the court granted, with prejudice, LLANY’s November 2020 motion to dismiss this matter. Plaintiff filed a notice of appeal on July 28, 2021, and on September 26, 2022, the U.S. Court of Appeals for the Second Circuit reserved its decision and certified a question to the New York Court of Appeals. On October 20, 2022, the New York Court of Appeals accepted the question, and briefing is complete. Oral argument is scheduled for September 12, 2023.

Henry Morgan et al. v. Lincoln National Corporation d/b/a Lincoln Financial Group, et al, filed in the District Court of the 14th Judicial District of Dallas County, Texas, No. DC-23-02492, is a putative class action that was filed on February 22, 2023. Plaintiffs Henry Morgan, Susan Smith, Charles Smith, Laura Seale, Terri Cogburn, Laura Baesel, Kathleen Walton, Terry Warner, and Toni Hale (“Plaintiffs”) allege on behalf of a putative class that Lincoln National Corporation d/b/a Lincoln Financial Group, LNL and LLANY (together, “Lincoln”), FMR, LLC, and Fidelity Product Services, LLC (“Fidelity”) created and marketed misleading and deceptive insurance products with attributes of investment products.  The putative class comprises all individuals and entities who purchased Lincoln OptiBlend products that allocated account monies to the 1-Year Fidelity AIM Dividend Participation Account, between January 1, 2020, to December 31, 2022. Plaintiffs assert the following claims individually and on behalf of the class, (1) violations of the Texas Deceptive Trade Practices Act against Lincoln; (2) common-law fraud against Lincoln; (3) negligent misrepresentation against Lincoln and Fidelity; and (4) aiding and abetting fraud against Fidelity. Plaintiffs allege they suffered damages from “a missed investment return of approximately 5-6%” and mitigation damages.  They seek actual, consequential and punitive damages, as well as pre-judgment and post-judgment interest, attorney’s fees, and litigation costs. On March 31, 2023, the Lincoln defendants filed a notice of removal removing the action from the 14th Judicial District of Dallas County, Texas, to the United States District Court for the Northern District of Texas, Dallas Division. On May 8, 2023, the Lincoln defendants and the Fidelity defendants filed motions to dismiss, which remain pending. We are vigorously defending this matter.

15. Shares and Stockholders’ Equity

Preferred Shares

Preferred stock authorized, issued and outstanding (number of shares) was as follows:

	As of June 30, 2023			As of December 31, 2022
	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
9.250% Fixed Rate Reset Non-Cumulative
Preferred Stock, Series C	20,000	20,000	20,000	20,000	20,000	20,000
9.000% Non-Cumulative Preferred Stock, Series D	20,000	20,000	20,000	20,000	20,000	20,000
Not designated	9,960,000	-	-	9,960,000	-	-
Total preferred shares	10,000,000	40,000	40,000	10,000,000	40,000	40,000

The per share and aggregate dividends declared for preferred stock by series (in millions except per share data) was as follows:

	For the Three Months Ended June 30,
	2023		2022
	Dividend	Aggregate	Dividend	Aggregate
Series	Per Share	Dividend	Per Share	Dividend
Series C	$-	$-	$-	$-
Series D	562.50	11	-	-
Total	$562.50	$11	$-	$-

	For the Six Months Ended June 30,
	2023		2022
	Dividend	Aggregate	Dividend	Aggregate
Series	Per Share	Dividend	Per Share	Dividend
Series C	$635.94	$13	$-	$-
Series D	1,181.25	23	-	-
Total	$1,817.19	$36	$-	$-

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Common Stock
Balance as of beginning-of-period	169,537,759	171,890,974	169,220,511	177,193,515
Stock compensation/issued for benefit plans	93,121	161,566	410,369	676,421
Retirement/cancellation of shares	-	(1,828,424)	-	(7,645,820)
Balance as of end-of-period	169,630,880	170,224,116	169,630,880	170,224,116

Common Stock as of End-of-Period
Basic basis	169,630,880	170,224,116	169,630,880	170,224,116
Diluted basis	170,610,356	171,556,357	170,610,356	171,556,357

Our common stock is without par value.

Average Common Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Weighted-average shares, as used in basic calculation	169,581,636	171,130,192	169,470,359	172,633,482
Shares to cover non-vested stock	326,632	895,347	447,379	1,127,609
Average stock options outstanding during the period	5,707	1,031,878	16,065	1,664,374
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the period)	(5,469)	(829,921)	(13,335)	(1,327,773)
Shares repurchasable from measured but
unrecognized stock option expense	-	(12,772)	-	(42,013)
Average deferred compensation shares	589,001	492,269	571,484	506,740
Weighted-average shares, as used in diluted calculation (1)	170,497,507	172,706,993	170,491,952	174,562,419

(1)Due to reporting a net loss for the six months ended June 30, 2023, basic shares were used in the diluted earnings per share calculation for this period as the use of diluted shares would have resulted in a lower loss per share.

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

We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to all or a portion of their deferral amounts. This obligation is settled in either cash or LNC stock pursuant to the applicable plan document. We exclude deferred units of LNC stock that are antidilutive from our diluted earnings per share calculation. The mark-to-market adjustment of these deferred units excluded from our diluted earnings per share calculation was $(2) million and $7 million for the three months ended June 30, 2023 and 2022, respectively, and $2 million and $7 million for the six months ended June 30, 2023 and 2022, respectively.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Six
	Months Ended
	June 30,
	2023	2022
Unrealized Gain (Loss) on Fixed Maturity AFS Securities and Certain Other
Investments
Balance as of beginning-of-year	$(8,916)	$9,616
Unrealized holding gains (losses) arising during the period	803	(19,853)
Change in foreign currency exchange rate adjustment	120	(371)
Change in future contract benefits and policyholder account balances	(82)	1,750
Income tax benefit (expense)	(199)	3,943
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(707)	(4)
Income tax benefit (expense)	148	1
Balance as of end-of-period	$(7,715)	$(4,912)
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$388	$(85)
Unrealized holding gains (losses) arising during the period	230	126
Change in foreign currency exchange rate adjustment	(110)	373
Income tax benefit (expense)	(26)	(104)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	43	25
Income tax benefit (expense)	(9)	(5)
Balance as of end-of-period	$448	$290
Market Risk Benefit Non-Performance Risk Gain (Loss)
Balance as of beginning-of-year	$1,741	$1,951
Adjustment arising during the period	129	476
Income tax benefit (expense)	(28)	(102)
Balance as of end-of-period	$1,842	$2,325
Policyholder Liability Discount Rate Remeasurement Gain (Loss)
Balance as of beginning-of-year	$747	$(1,265)
Adjustment arising during the period	(116)	1,933
Income tax benefit (expense)	26	(412)
Balance as of end-of-period	$657	$256
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(34)	$(14)
Foreign currency translation adjustment arising during the period	8	(18)
Income tax benefit (expense)	-	(1)
Balance as of end-of-period	$(26)	$(33)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(278)	$(219)
Adjustment arising during the period	(32)	13
Balance as of end-of-period	$(310)	$(206)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item on the Consolidated Statements of Comprehensive Income (Loss):

	For the Six
	Months Ended
	June 30,
	2023	2022
Unrealized Gain (Loss) on Fixed Maturity AFS
Securities and Certain Other Investments
Reclassification	$(707)	$(4)	Realized gain (loss)
Reclassification before income
tax benefit (expense)	(707)	(4)	Income (loss) before taxes
Income tax benefit (expense)	148	1	Federal income tax expense (benefit)
Reclassification, net of income tax	$(559)	$(3)	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Interest rate contracts	$-	$1	Net investment income
Interest rate contracts	13	(10)	Interest and debt expense
Foreign currency contracts	27	30	Net investment income
Foreign currency contracts	3	4	Realized gain (loss)
Reclassifications before income
tax benefit (expense)	43	25	Income (loss) before taxes
Income tax benefit (expense)	(9)	(5)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$34	$20	Net income (loss)

16. Segment Information

We provide products and services and report results through our Life Insurance, Annuities, Group Protection and Retirement Plan Services segments. We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments. Our reporting segments reflect the manner by which our chief operating decision makers view and manage the business. A discussion of these segments and Other Operations is found in Note 21 in our 2022 Form 10-K/A, as updated by Note 20 in the May 2023 Form 8-K.

Segment operating revenues and income (loss) from operations are internal measures used by our management and Board of Directors to evaluate and assess the results of our segments. Income (loss) from operations is GAAP net income excluding the after-tax effects of the following items, as applicable:

•Changes in MRBs, including gains and losses and benefit payments (“MRB-related impacts”);

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

•Changes in the fair value of the derivative instruments we hold to hedge GLB and GDB riders, net of fee income allocated to support the cost of hedging them (“changes in fair value of GLB and GDB hedge instruments, net of hedge allowance”);

•Changes in the fair value of the embedded derivative liabilities of our indexed annuity and IUL contracts and the associated index options we hold to hedge them, including collateral expense associated with hedge programs; (“indexed product net derivative results”);

•Changes in reserves resulting from benefit ratio unlocking on VUL products with secondary guarantees (“benefit ratio unlocking”);

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

The tables below reconcile our segment measures of performance to the GAAP measures presented in the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
Operating revenues:
Life Insurance	$1,760	$1,705	$3,517	$3,435
Annuities	1,190	1,097	2,331	2,244
Group Protection	1,400	1,323	2,788	2,626
Retirement Plan Services	334	315	661	633
Other Operations	46	34	90	73
Investment and reinsurance-related realized gain (loss)	(838)	(25)	(1,034)	(25)
Changes in fair value of GLB and GDB
hedge instruments, net of hedge allowance	(896)	1,099	(1,372)	1,173
Indexed product net derivative results	(67)	29	(238)	138
Total revenues	$2,929	$5,577	$6,743	$10,297

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Income (Loss)
Income (loss) from operations:
Life Insurance	$33	$63	$20	$87
Annuities	271	294	545	612
Group Protection	109	49	180	3
Retirement Plan Services	47	55	90	113
Other Operations	(106)	(87)	(193)	(168)
MRB-related impacts, after-tax	1,585	(399)	1,079	664
Investment and reinsurance-related realized gain (loss), after-tax (1)	(662)	(20)	(816)	(19)
Changes in fair value of GLB and GDB hedge
instruments, net of hedge allowance, after-tax	(708)	868	(1,084)	926
Indexed product net derivative results, after-tax	(53)	23	(188)	109
Benefit ratio unlocking, after-tax	2	(6)	4	(6)
Transaction and integration costs related to mergers,
acquisitions and divestitures, after-tax (2)	(7)	-	(7)	-
Net income (loss)	$511	$840	$(370)	$2,321

(1)Includes a $493 million after-tax impairment of fixed maturity AFS securities in an unrealized loss position for the three and six months ended June 30, 2023, resulting from the Company’s intent to sell these securities as part of the previously announced Fortitude Re reinsurance transaction. Within the investment portfolio anticipated to be sold in the transaction, there are additional fixed maturity AFS securities in an unrealized gain position of approximately $374 million after-tax as of June 30, 2023. Pursuant to the applicable accounting guidance, the Company impaired the securities in a loss position down to fair market value upon entry into the agreement in the second quarter and will recognize a gain for any securities in an unrealized gain position at the time when the transaction closes. For more information, see Notes 4 and 8.

(2)Includes costs pertaining to the Fortitude Re reinsurance transaction. For more information, see Note 8.

Other segment information (in millions) was as follows:

	As of	As of
	June 30,	December 31,
	2023	2022
Assets
Life Insurance	$97,306	$94,536
Annuities	177,686	167,377
Group Protection	9,536	9,780
Retirement Plan Services	42,936	41,900
Other Operations	21,148	20,624
Total assets	$348,612	$334,217

17. Realized Gain (Loss)

Realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss) includes realized gains and losses from the sale of investments, write-downs for impairments of investments and changes in the allowance for credit losses for financial assets, changes in fair value for mortgage loans on real estate accounted for under the fair value option, changes in fair value of equity securities, VUL derivative and embedded derivative gains and losses, gains and losses on the sale of subsidiaries and businesses and net gains and losses on reinsurance-related embedded derivatives and trading securities. Realized gains and losses on the sale of investments are determined using the specific identification method. Realized gain (loss) is also net of allocations of investment gains and losses to certain policyholders, certain funds withheld on reinsurance arrangements and certain modified coinsurance arrangements for which we have a contractual obligation. Details underlying realized gain (loss) (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Fixed maturity AFS securities:
Gross gains	$8	$3	$34	$5
Gross losses	(51)	(6)	(117)	(9)
Credit loss benefit (expense) (1)	1	(4)	(16)	(5)
Intent to sell impairments (2)	(624)	-	(624)	-
Realized gain (loss) on equity securities (3)	(13)	(21)	(27)	(19)
Credit loss benefit (expense) on mortgage loans on real estate	(3)	(4)	(7)	14
Credit loss benefit (expense) on reinsurance-related assets	(3)	4	(4)	3
Realized gain (loss) on the mark-to-market on certain instruments (4)(5)	(164)	2	(274)	(11)
Indexed product derivative results (6)	(49)	29	(203)	138
Derivative results (7)	(896)	1,099	(1,373)	1,172
Other realized gain (loss)	10	(1)	(1)	(6)
Total realized gain (loss)	$(1,784)	$1,101	$(2,612)	$1,282

(1)Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.

(2)Includes impairments of certain fixed maturity AFS securities in an unrealized loss position, resulting from the Company’s intent to sell these securities as part of the Fortitude Re reinsurance transaction. Within the investment portfolio anticipated to be sold in the transaction, there are additional fixed maturity AFS securities in an unrealized gain position of approximately $473 million pre-tax as of June 30, 2023. Pursuant to the applicable accounting guidance, the Company impaired the securities in a loss position down to fair market value upon entry into the agreement in the second quarter and will recognize a gain for any securities in an unrealized gain position at the time when the transaction closes. See Notes 4 and 8 for additional information.

(3)Includes mark-to-market adjustments on equity securities still held of $(13) million and $(18) million for the three months ended June 30, 2023 and 2022, respectively, and $(27) million and $(14) million for the six months ended June 30, 2023 and 2022, respectively.

(4)Represents changes in the fair values of VUL derivatives, reinsurance-related embedded derivatives and trading securities.

(5)Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $(3) million and $(14) million for the three months ended June 30, 2023 and 2022, respectively, and $(1) million and $(17) million for the six months ended June 30, 2023 and 2022, respectively.

(6)Represents the change in fair value of the index options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity contracts, IUL contracts and index options we may purchase or sell in the future to hedge policyholder index allocations applicable to future reset periods for our indexed annuity products.

(7)Includes the change in the fair value of the derivative instruments we own to support capital needs associated with our GLB and GDB riders and fees allocated to support the cost of purchasing the hedging instruments.

18. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 15% and 35% for the three and six months ended June 30, 2023, respectively, compared to 19% for the corresponding periods in 2022. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate accounts dividends-received deduction and tax credits.

For the three months ended June 30, 2023, the effective tax rate differed from the prevailing corporate federal tax rate due primarily to the effects of the preferential tax items. For the six months ended June 30, 2023, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to a tax benefit at 21% from pre-tax losses in addition to the effects of preferential tax items.

For the three and six months ended June 30, 2022, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of the preferential tax items.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of June 30, 2023, compared with December 31, 2022, and the results of operations for the three and six months ended June 30, 2023, compared with the corresponding periods in 2022 of Lincoln National Corporation and its consolidated subsidiaries. Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.

The MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Annual Report on Form 10-K/A for the year ended December 31, 2022 (“2022 Form 10-K/A”), as updated by our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 22, 2023 (the “May 2023 Form 8-K”); and other reports filed with the SEC. For more detailed information on the risks and uncertainties associated with the Company’s business activities, see the risks described in “Part I – Item 1A. Risk Factors” in our 2022 Form 10-K/A.

On January 1, 2023, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts and related amendments (“ASU 2018-12”) with a transition date of January 1, 2021. ASU 2018-12 updated accounting and reporting requirements for long-duration contracts and certain investment contracts issued by insurance entities. We adopted ASU 2018-12 under the modified retrospective approach, except for market risk benefits (“MRBs”) for which we applied the full retrospective approach. For more information, see Note 3.

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

•A decline or continued volatility in the equity markets causing a reduction in the sales of our subsidiaries’ products; a reduction of asset-based fees that our subsidiaries charge on various investment and insurance products; and an increase in liabilities related to guaranteed benefit riders, which are accounted for as MRBs, of our subsidiaries’ variable annuity products;

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

On May 2, 2023, we entered into a reinsurance agreement with Fortitude Reinsurance Company Ltd. (“Fortitude Re”) expected to reduce balance sheet risk, strengthen our capital position and improve free cash flow. For more information, see Note 8.

Industry trends, significant operational matters and outlook are described in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary” of our 2022 Form 10-K/A, as updated by the May 2023 Form 8-K.

Critical Accounting Policies and Estimates

We have identified the accounting policies below as critical to the understanding of our results of operations and our financial condition. In applying these critical accounting policies in preparing our financial statements, management must use critical assumptions, estimates and judgments concerning future results or other developments, including the likelihood, timing or amount of one or more future events. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our assumptions, estimates and judgments based upon historical experience and various other information that we believe to be reasonable under the circumstances. For a detailed discussion of other significant accounting policies, see Note 1. The following information updates the “Critical Accounting Policies and Estimates” provided in our 2022 Form 10-K/A, as updated by the May 2023 Form 8-K, and therefore, should be read in conjunction with that disclosure.

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

For a discussion of the amortization basis and periods over which we amortize our DAC, VOBA, DSI and DFEL, see “DAC, VOBA, DSI and DFEL” in Note 1.

Investments

Investment Valuation

The following summarizes investments on the Consolidated Balance Sheets carried at fair value by pricing source and fair value hierarchy level (in millions) as of June 30, 2023:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$395	$87,923	$142	$88,460
Priced by independent broker quotations	-	-	4,152	4,152
Priced by matrices	-	16,657	-	16,657
Priced by other methods (1)	-	-	293	293
Total	$395	$104,580	$4,587	$109,562

Percent of total	0%	96%	4%	100%

(1)Represents primarily securities for which pricing models were used to compute fair value.

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2022 Form 10-K/A as updated by the May 2023 Form 8-K and Note 13 herein.

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

For more information on derivatives, see Notes 1 and 6. For more information on market exposures associated with our derivatives, including sensitivities, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Form 10-K/A, as updated by the May 2023 Form 8-K.

Future Contract Benefits

Future contract benefits represent liability reserves that we have established and carry based on estimates of how much we will need to pay for future benefits and claims.

Liability for Future Policy Benefits

Liability for future policy benefits (“LFPB”) represents the reserve amounts associated with non-participating traditional life insurance contracts and limited payment life-contingent annuity contracts that are calculated to meet the various policy and contract obligations as they mature. Establishing adequate reserves for our obligations to policyholders requires assumptions to be made that are intended to represent an estimation of experience for the period that policy benefits are payable. If actual experience is better than or equal to the assumptions, then reserves should be adequate to provide for future benefits and expenses. If experience is worse than the assumptions, additional reserves may be required. Significant assumptions include mortality rates, morbidity and policyholder behavior (e.g., persistency) and withdrawals. During the third quarter of each year, we conduct our comprehensive review of the actuarial assumptions to best estimate future premium and benefit cash flows (“cash flow assumptions”) and projection models used in estimating these liabilities and update these assumptions as needed (excluding the claims settlement expense assumption that is locked-in at inception) in the calculation of the net premium ratio. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update. In measuring our LFPB, we establish cohorts, which are groupings of long-duration contracts. On a quarterly basis, we retrospectively update the net premium ratio at the cohort level for actual experience. For all contract cohorts issued after January 1, 2021, interest is accrued on LFPB at the single-A interest rate on the contract cohort inception date. For contract cohorts issued prior to January 1, 2021, interest remains accruing at the original discount rate in effect on the contract cohort inception date due to the modified retrospective transition method. We also remeasure the LFPB using the single-A interest rate as of the end of each reporting period.

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

For additional information on future contract benefits, see Note 12.

Market Risk Benefits

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

We issue variable and fixed annuity contracts that may include various types of guaranteed living benefit (“GLB”) and guaranteed death benefit (“GDB”) riders that we have accounted for as MRBs. For contracts that contain multiple riders that qualify as MRBs, the MRBs are valued on a combined basis using an integrated model. We have entered into reinsurance agreements to cede certain GLB and GDB riders where the reinsurance agreements themselves are accounted for as MRBs or contain MRBs. We therefore record ceded MRB assets and ceded MRB liabilities associated with these reinsurance agreements. We report ceded MRBs associated with these reinsurance agreements in other assets or other liabilities on the Consolidated Balance Sheets.

Net amount at risk (“NAR”) represents the amount of guaranteed living benefit or guaranteed death benefit in excess of a policyholder’s account balance at the balance sheet date. Underperforming markets increase our exposure to potential benefits with the GLB and GDB riders. A contract with a GDB rider is “in the money” if the policyholder’s account balance falls below the guaranteed death benefit. As of June 30, 2023 and 2022, 21% and 24%, respectively, of all in-force contracts with a GDB rider were “in the money.” A contract with a GLB rider is “in the money” if the policyholder’s account balance falls below the present value of guaranteed living benefit payments, assuming no full surrenders. As of June 30, 2023 and 2022, 28% and 54%, respectively, of all in-force contracts with a GLB rider were “in the money.” However, the only way the policyholder can realize the excess of the present value of benefits over the account balance of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount. If, after the series of withdrawals or income payments, the account balance is exhausted, the policyholder will continue to receive a series of annuity payments. The account balance can also fluctuate with market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account balance.

Many policyholders have both a guaranteed living benefit or guaranteed death benefit present on the same policy. The total NAR represents the greater of GLB NAR and GDB NAR for each policy as only one benefit can be exercised in practice. Details underlying the NAR, net of reinsurance, (in millions) were as follows:

	Annuities		Retirement Plan Services
	As of June 30,		As of June 30,
	2023	2022	2023	2022

GLB NAR	$2,461	$2,997	$2	$2
GDB NAR	2,641	5,102	4	14
Total NAR	4,861	7,657	6	16

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

MRBs are valued based on a stochastic projection of risk-neutral scenarios that incorporate a spread reflecting our non-performance risk. Ceded MRBs are valued based on a stochastic projection of risk-neutral scenarios that incorporate a spread reflecting our counterparties’ non-performance risk. The scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant and include assumptions for capital markets, lapse, benefit utilization, mortality, risk margin and administrative expenses. These assumptions are based on a combination of historical data and actuarial judgments. The assumption for our own non-performance risk and our counterparties’ non-performance risk for MRBs and ceded MRBs, respectively, are determined at each valuation date and reflect our risk and our counterparties’ risks of not fulfilling the obligations of the underlying liability. The spread for the non-performance risk is added to the discount rates used in determining the fair value from the net cash flows. We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop, we will continue to reassess our assumptions. During the third quarter of each year, we conduct our comprehensive review of the assumptions used in calculating the fair value of these MRBs and update these assumptions on a prospective basis as needed. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update. For information on fair value inputs, see Note 13.

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

The following table presents our after-tax estimates of the potential instantaneous effect to net income (loss) that could result from sudden changes that may occur in equity markets and interest rates (in millions) and excludes the net cost of operating the hedge program. The amounts represent the difference between the change in GLB and GDB riders and the change in the fair value of the underlying hedge instruments. These estimates are based upon the balance as of June 30, 2023, net of reinsurance, and the related hedge instruments in place as of that date.

The effects presented in the table below are not representative of the aggregate impacts that could result if a combination of such changes to equity market returns and interest rates occurred.

	In Force Sensitivities
Equity Market Return	-10%	+10%
Hypothetical effect to net income	$(750)	$575

Interest Rates	-25 bps	+25 bps
Hypothetical effect to net income	(525)	475

The actual effects of the results illustrated in the table above could vary significantly depending on a variety of factors, many of which are out of our control, and consideration should be given to the following:

•The analysis is only valid as of June 30, 2023, due to changing market conditions, policyholder activity, hedge positions and other factors;

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

For additional information on MRBs, see Note 9.

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

Our indexed annuity and IUL contracts permit the holder to elect a fixed interest rate return or a return where interest credited to the contracts is linked to the performance of the S&P 500® Index or other indices. The value of the variable portion of the policyholder’s account balance varies with the performance of the underlying variable funds chosen by the policyholder. Policyholders may elect to rebalance among the various accounts within the product at renewal dates. At the end of each indexed term, which can be up to six years, we have the opportunity to re-price the indexed component by establishing different participation rates, caps, spreads or specified rates, subject to contractual guarantees. We purchase and sell index options that are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options held generally offsets the change in value of the embedded derivative within the contract, both of which are recorded as a component of realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). The Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC require that we calculate fair values of index options we may purchase or sell in the future to hedge policyholder index allocations in future reset periods. These fair values represent an estimate of the cost of the options we will purchase or sell in the future, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. Changes in the fair values of these liabilities are included as a component of realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). For more information on indexed product net derivative results, see Note 16.

For additional information on the liability for policyholder account balances, see Note 11.

Annual Assumption Review

During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models used in estimating DAC, VOBA, DSI, DFEL, MRBs, reserves and embedded derivatives. For more information on our comprehensive review, see Note 1.

Income Taxes

Management uses certain assumptions and estimates in determining the income taxes payable or refundable for the current year, the deferred income tax assets and liabilities for items recognized differently in its financial statements from amounts shown on its income tax returns and the federal income tax expense.  Determining these amounts requires analysis and interpretation of current tax laws and regulations.  Management exercises considerable judgment in evaluating the amount and timing of recognition of the resulting income tax assets and liabilities.  These judgments and estimates are re-evaluated on a continual basis as regulatory and business factors change. Legislative changes to the Internal Revenue Code of 1986, as amended, modifications or new regulations, administrative rulings, or court decisions could increase or decrease our effective tax rate.

The application of GAAP requires us to evaluate the recoverability of our deferred tax assets and establish a valuation allowance, if necessary, to reduce our deferred tax asset to an amount that is more likely than not to be realizable. Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, we consider many factors, including:  the nature and character of the deferred tax assets and liabilities; taxable income in prior carryback years; future reversals of existing temporary differences; the length of time carryovers can be utilized; and any future prudent and feasible tax planning strategies.

As of June 30, 2023, we had an approximate $1.5 billion deferred tax asset related to net unrealized losses on fixed maturity available-for-sale (“AFS”) securities. In the assessment of the future realizability of this deferred tax asset, management concluded that its tax planning strategy to hold these securities to recovery was prudent and feasible as these unrealized losses were caused by factors other than credit loss, and we have the intent and ability to hold these securities to recovery and collect all of the contractual cash flows. As of June 30, 2023, we had an approximate $543 million deferred tax asset related to the portfolio of investments anticipated to be sold in the Fortitude Re reinsurance transaction. See “Results of Consolidated Operations – Additional Information” below and Notes 4 and 8 for additional information. In the assessment of the future realizability of this deferred tax asset, management considered future tax planning strategies, including sales of certain appreciated fixed maturity securities, sales of certain limited partnerships and sales of certain corporate assets. Such tax planning strategies are viewed by management as prudent and feasible, and one or a combination of these strategies may be implemented if necessary to realize the deferred tax asset.

We may experience an increased likelihood of recording a valuation allowance in the future based on the following factors:

•Adverse global capital and credit market conditions that may impact the value of appreciated securities and the sale of certain corporate assets; and

•Legislative, regulatory or tax changes that may impact the sale of certain corporate assets.

Additionally, as of June 30, 2023, we had a $347 million deferred tax asset related to net operating loss carryforwards that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. The net operating loss carryforwards do not expire and can be carried forward indefinitely.

Although realization is not assured, management believes it is more likely than not that the deferred tax assets, will be realized.

For risks related to establishing a valuation allowance against our deferred tax assets, see “Part I–Item1A. Risk Factors – Assumptions and Estimates – We may be required to recognize an impairment of our goodwill or to establish a valuation allowance against our deferred tax assets” in our 2022 Form 10-K/A.

For additional information on income taxes, see Note 18.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Income (Loss)
Income (loss) from operations:
Life Insurance	$33	$63	$20	$87
Annuities	271	294	545	612
Group Protection	109	49	180	3
Retirement Plan Services	47	55	90	113
Other Operations	(106)	(87)	(193)	(168)
MRB-related impacts, after-tax	1,585	(399)	1,079	664
Investment and reinsurance-related
realized gain (loss), after-tax	(662)	(20)	(816)	(19)
Changes in fair value of GLB and GDB hedge
instruments, net of hedge allowance, after-tax	(708)	868	(1,084)	926
Indexed product net derivative results,
after-tax	(53)	23	(188)	109
Benefit ratio unlocking, after-tax	2	(6)	4	(6)
Transaction and integration costs related to mergers,
acquisitions and divestitures, after-tax	(7)	-	(7)	-
Net income (loss)	$511	$840	$(370)	$2,321

Comparison of the Three Months Ended June 30, 2023 to 2022

Net income decreased due primarily to the following:

•Realized loss in 2023 compared to realized gain in 2022, driven primarily by the following:

•Unfavorable changes in fair value of GLB and GDB hedge instruments in 2023 compared to favorable changes in 2022 driven by the impact of capital markets.

•Higher losses related to investments and reinsurance-related embedded derivatives driven by a $493 million after-tax impairment on fixed maturity securities in an unrealized loss position, resulting from our intent to sell these securities as part of the Fortitude Re reinsurance transaction and mark-to-market losses in 2023 on the hedges associated with VUL products.

•Unfavorable indexed product derivative results in 2023 compared to favorable results in 2022 driven by the impact of capital markets.

•Higher compensation-related expenses.

•Higher benefits driven by the run-rate impact from the third quarter 2022 annual assumption review in our Life Insurance segment.

The decrease in net income was partially offset by the following:

•Gains in MRB-related impacts in 2023 compared to losses in 2022 driven by favorable equity markets, partially offset by less favorable impacts from changes in interest rates.

•Lower total loss ratio in our Group Protection segment.

Comparison of the Six Months Ended June 30, 2023 to 2022

Net income decreased due primarily to the following:

•Realized loss in 2023 compared to realized gain in 2022, driven primarily by the following:

•Unfavorable changes in fair value of GLB and GDB hedge instruments in 2023 compared to favorable changes in 2022 driven by the impact of capital markets.

•Higher losses related to investments and reinsurance-related embedded derivatives driven by a $493 million after-tax impairment on fixed maturity securities in an unrealized loss position, resulting from our intent to sell these securities as part of the Fortitude Re reinsurance transaction and mark-to-market losses in 2023 on the hedges associated with VUL products.

•Unfavorable indexed product derivative results in 2023 compared to favorable results in 2022 driven by the impact of capital markets.

•Higher compensation-related expenses.

•Higher benefits driven by the run-rate impact from the third quarter 2022 annual assumption review in our Life Insurance segment.

The decrease in net income was partially offset by the following:

•Higher gains in MRB-related impacts driven by favorable equity markets, partially offset by unfavorable impacts from interest rates.

•Lower total loss ratio in our Group Protection segment.

Additional Information

Within the investment portfolio anticipated to be sold in the Fortitude Re reinsurance transaction discussed above, there are additional fixed maturity AFS securities in an unrealized gain position of approximately $374 million after-tax as of June 30, 2023. Pursuant to the applicable accounting guidance, the Company impaired the securities in a loss position down to fair market value upon entry into the agreement in the second quarter and will recognize a gain for any securities in an unrealized gain position at the time when the transaction closes. For more information on the Fortitude Re reinsurance transaction, see Notes 4 and 8.

For additional information on realized gain (loss), see Note 17.

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating Revenues
Insurance premiums (1)	$293	$283	$579	$560
Fee income	753	754	1,529	1,515
Net investment income	707	664	1,394	1,353
Operating realized gain (loss)	(2)	(2)	(3)	(4)
Amortization of deferred gain on
business sold through reinsurance	4	4	8	9
Other revenues	5	2	10	2
Total operating revenues	1,760	1,705	3,517	3,435
Operating Expenses
Benefits	1,073	926	2,225	1,951
Interest credited	325	329	653	653
Policyholder liability remeasurement
(gain) loss	14	85	1	147
Commissions and other expenses	313	291	626	588
Total operating expenses	1,725	1,631	3,505	3,339
Income (loss) from operations before taxes	35	74	12	96
Federal income tax expense (benefit)	2	11	(8)	9
Income (loss) from operations	$33	$63	$20	$87

(1)Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

Comparison of the Three Months Ended June 30, 2023 to 2022

Income from operations for this segment decreased due primarily to the following:

•Higher benefits, net of policyholder liability remeasurement (gain) loss, driven by the run-rate impact from the third quarter 2022 annual assumption review, growth in reserves and higher mortality claims.

•Higher commissions and other expenses due to higher compensation-related expenses.

The decrease in income from operations was partially offset by the following:

•Higher net investment income, net of interest credited, driven by higher investment income on alternative investments and growth in investments, partially offset by lower prepayment and bond make-whole premiums.

•Higher insurance premiums due to growth in business in force.

Comparison of the Six Months Ended June 30, 2023 to 2022

Income from operations for this segment decreased due primarily to the following:

•Higher benefits, net of policyholder liability remeasurement (gain) loss, driven by the run-rate impact from the third quarter 2022 annual assumption review and growth in reserves, partially offset by lower mortality claims.

•Higher commissions and other expenses due to higher compensation-related expenses.

The decrease in income from operations was partially offset by the following:

•Higher net investment income, net of interest credited, driven by higher investment income on alternative investments and growth in investments, partially offset by lower prepayment and bond make-whole premiums.

•Higher insurance premiums due to growth in business in force.

•Higher fee income due to growth in business in force.

Additional Information

We expect an ongoing reduction in income from operations in future quarters of approximately $30 to $35 million per quarter upon the closing of the reinsurance transaction announced in the second quarter of 2023. See Note 8 for more information on the transaction, which is expected to advance the Company’s enterprise strategic objectives by reducing balance sheet risk, strengthening our capital position and improving free cash flow.

For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements” and “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals” in our 2022 Form 10-K/A; and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2022 Form 10-K/A, as updated by the May 2023 Form 8-K and “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” below. For information on the interest rate environment, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary” in our 2022 Form 10-K/A, as updated by the May 2023 Form 8-K.

Insurance Premiums

Insurance premiums relate to traditional products and are a function of the rates priced into the product and insurance in force. Insurance in force, in turn, is driven by sales, persistency and mortality claims.

Fee Income

Details underlying fee income, sales, net flows, account balances and in-force face amount (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Fee Income
Cost of insurance assessments	$577	$575	$1,177	$1,146
Expense assessments	372	380	740	754
Surrender charges	6	8	15	16
DFEL:
Deferrals	(266)	(265)	(528)	(515)
Amortization	64	56	125	114
Total fee income	$753	$754	$1,529	$1,515

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Sales by Product
IUL/UL	$28	$27	$62	$53
MoneyGuard®	23	24	44	47
VUL	34	44	64	78
Term	26	48	56	90
Executive Benefits	12	50	27	79
Total sales	$123	$193	$253	$347

Net Flows
Deposits	$1,333	$1,459	$2,655	$2,810
Withdrawals and deaths	(401)	(396)	(871)	(837)
Net flows	$932	$1,063	$1,784	$1,973

Policyholder Assessments	$1,358	$1,354	$2,724	$2,692

	As of June 30,
	2023	2022
Account Balances (1)
General account	$31,931	$32,207
Separate account	18,604	15,829
Total account balances	$50,535	$48,036

In-Force Face Amount
UL and other	$364,633	$361,565
Term insurance	719,361	663,140
Total in-force face amount	$1,083,994	$1,024,705

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Average General Account Balances	$31,970	$32,321	$32,021	$32,424

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

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Investment Income
Fixed maturity AFS securities,
mortgage loans on real estate and
other, net of investment expenses	$596	$589	$1,194	$1,177
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	1	9	3	22
Alternative investments (2)	68	35	114	89
Surplus investments (3)	42	31	83	65
Total net investment income	$707	$664	$1,394	$1,353

Interest Credited	$325	$329	$653	$653

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

Benefits and Policyholder Remeasurement (Gain) Loss

Details underlying benefits and policyholder remeasurement (gain) loss (dollars in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Benefits and Policyholder Remeasurement (Gain) Loss
Death claims direct and assumed	$1,321	$1,351	$2,789	$2,893
Death claims ceded	(521)	(532)	(1,104)	(1,152)
Reserves released on death	(141)	(157)	(313)	(321)
Net death benefits	659	662	1,372	1,420
Change in secondary guarantee life insurance product
reserves	186	136	390	268
Change in MoneyGuard® reserves	127	112	249	222
Other benefits (1)	115	101	215	188
Total benefits and policyholder remeasurement
(gain) loss	$1,087	$1,011	$2,226	$2,098

Death claims per $1,000 of in-force	2.44	2.62	2.54	2.85

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Commissions and Other Expenses
Commissions	$143	$176	$291	$333
General and administrative expenses	153	133	304	266
Expenses associated with reserve financing	25	26	51	52
Taxes, licenses and fees	38	40	76	83
Total expenses incurred	359	375	722	734
DAC and VOBA deferrals	(170)	(204)	(343)	(387)
Total expenses recognized before
amortization	189	171	379	347
DAC and VOBA amortization	123	119	246	238
Other intangible amortization	1	1	1	3
Total commissions and
other expenses	$313	$291	$626	$588

DAC and VOBA Deferrals
As a percentage of sales	138.2%	105.7%	135.6%	111.5%

Commissions and other expenses that result directly from and are essential to the successful acquisition of new or renewal business are deferred to the extent recoverable. For our interest-sensitive and traditional products, DAC and VOBA are amortized on a constant level basis over the expected term of the related contracts using the groupings and actuarial assumptions consistent with those used for calculating the related policyholder liability balances. For more information, see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” above.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating Revenues
Insurance premiums (1)	$54	$25	$92	$55
Fee income	546	591	1,086	1,219
Net investment income	437	367	858	726
Amortization of deferred gain on
business sold through reinsurance	5	6	11	13
Other revenues (2)	148	108	284	231
Total operating revenues	1,190	1,097	2,331	2,244
Operating Expenses
Benefits (1)	69	49	132	100
Interest credited	306	214	584	422
Policyholder liability remeasurement
(gain) loss	(1)	1	(2)	2
Commissions and other expenses	506	490	1,007	1,006
Total operating expenses	880	754	1,721	1,530
Income (loss) from operations before taxes	310	343	610	714
Federal income tax expense (benefit)	39	49	65	102
Income (loss) from operations	$271	$294	$545	$612

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

Comparison of the Three and Six Months Ended June 30, 2023 to 2022

Income from operations for this segment decreased due primarily to the following:

•Lower fee income driven by lower average daily variable account balances.

•Higher commissions and other expenses driven by higher compensation-related expenses, partially offset by lower trail commissions resulting from lower average account balances.

The decrease in income from operations included lower net investment income, net of interest credited, reflecting lower prepayment and bond make-whole premiums, which more than offset impacts from higher average fixed account balances and improving portfolio yields from the current interest rate environment. The lower net investment income, net of interest credited, was experienced in certain reinsured portfolios that have a corresponding increase in other revenues.

The decrease in income from operations for the six months ended June 30, 2023, was partially offset by lower federal income tax expense due to a more favorable tax return true-up driven by the separate account dividends-received deduction.

Additional Information

We expect an ongoing reduction in income from operations in future quarters of approximately $5 million per quarter upon the closing of the reinsurance transaction announced in the second quarter of 2023. See Note 8 for more information on the transaction, which is expected to advance the Company’s enterprise strategic objectives by reducing balance sheet risk, strengthening our capital position and improving free cash flow.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.

The other component of net flows relates to the retention of new business and account balances. An important measure of retention is the reduction in account balances caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account balances were 9% for the three and six months ended June 30, 2023, and 7% for the corresponding periods in 2022. Our outflow rate increase in 2023 is due primarily to an increase in full surrenders as a result of the increased interest rate environment.

Our fixed and indexed variable annuities have discretionary fixed and indexed crediting rates that reset on an annual or periodic basis and may be subject to surrender charges. Our ability to retain these annuities will be subject to current competitive conditions at the time interest rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements” and “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals” in our 2022 Form 10-K/A; and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2022 Form 10-K/A, as updated by the May 2023 Form 8-K and “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” below.  For information on the interest rate environment, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary” in our 2022 Form 10-K/A, as updated by the May 2023 Form 8-K.

Fee Income

Details underlying fee income (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Fee Income
Mortality, expense and other assessments (1)	$534	$583	$1,062	$1,205
Surrender charges	10	7	20	12
DFEL:
Deferrals	(5)	(6)	(10)	(12)
Amortization	7	7	14	14
Total fee income	$546	$591	$1,086	$1,219

(1)Presented net of GLB and GDB hedge allowance.

We charge policyholders mortality and expense assessments on variable annuity accounts to cover insurance and administrative expenses. These assessments are a function of the rates priced into the product and the average daily variable account balances. Average daily variable account balances are driven by net flows and variable fund returns. Charges on GLB riders are assessed based on a contractual rate that is applied either to the account balance or the guaranteed amount. We allocate a portion of these fees to support the cost of hedging GLB and GDB riders. For more information, see Note 16. We may collect surrender charges when our fixed and variable annuity policyholders surrender their contracts during the surrender charge period to protect us from premature withdrawals.

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Investment Income
Fixed maturity AFS securities, mortgage loans on
real estate and other, net of investment expenses	$403	$325	$793	$626
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	-	9	1	29
Surplus investments (2)	34	33	64	71
Total net investment income	$437	$367	$858	$726

Interest Credited
Amount provided to policyholders	$303	$211	$578	$415
DSI deferrals	(1)	-	(2)	(1)
Interest credited before DSI amortization	302	211	576	414
DSI amortization	4	3	8	8
Total interest credited	$306	$214	$584	$422

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

Account Balances

Details underlying account balances (dollars in millions) were as follows:

	As of or For the Three		As of or For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Variable Annuity Account Balance Information (1)
Variable annuity deposits	$743	$863	$1,368	$2,000
Variable annuity net flows	(1,736)	(1,440)	(3,548)	(2,859)
Variable annuity account balances	110,998	108,608	110,998	108,608
Average daily variable annuity account	108,607	115,957	108,369	121,765
Average daily S&P 500® Index (2)	4,207	4,110	4,108	4,287

Fixed Annuity Account Balance Information (3)
Fixed annuity deposits	$1,817	$1,838	$4,356	$3,403
Fixed annuity net flows	628	1,155	2,109	2,048
Fixed annuity account balances (4)	41,078	33,457	41,078	33,457
Average fixed annuity account balances (4)	39,653	33,867	38,945	33,751

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

(4)Net of reinsurance.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Commissions and Other Expenses
Commissions:
Deferrable	$87	$97	$172	$200
Non-deferrable	153	157	308	323
General and administrative expenses	120	97	229	199
Expenses associated with reserve financing
and LOC expenses	3	1	6	1
Taxes, licenses and fees	6	6	19	21
Total expenses incurred, excluding broker-dealer	369	358	734	744
DAC deferrals	(100)	(110)	(199)	(228)
Total pre-broker-dealer expenses incurred,
excluding amortization	269	248	535	516
DAC and VOBA amortization	109	107	216	214
Broker-dealer expenses incurred	128	135	256	276
Total commissions and other expenses	$506	$490	$1,007	$1,006

DAC Deferrals
As a percentage of sales/deposits	3.9%	4.1%	3.5%	4.2%

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

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating Revenues
Insurance premiums	$1,263	$1,187	$2,514	$2,356
Net investment income	85	86	170	171
Other revenues (1)	52	50	104	99
Total operating revenues	1,400	1,323	2,788	2,626
Operating Expenses
Benefits	1,019	950	2,057	2,011
Interest credited	1	2	2	3
Policyholder liability remeasurement
(gain) loss	(121)	(11)	(220)	(32)
Commissions and other expenses	363	320	722	640
Total operating expenses	1,262	1,261	2,561	2,622
Income (loss) from operations before taxes	138	62	227	4
Federal income tax expense (benefit)	29	13	47	1
Income (loss) from operations	$109	$49	$180	$3

(1)Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Income (Loss) from Operations by
Product Line
Life	$23	$-	$20	$(36)
Disability	88	49	164	40
Dental	(2)	-	(4)	(1)
Income (loss) from operations	$109	$49	$180	$3

Comparison of the Three and Six Months Ended June 30, 2023 to 2022

Income from operations for this segment increased due primarily to the following:

•Higher insurance premiums due to growth in business in force and stable persistency.

•Lower total benefits and policyholder liability remeasurement (gain) loss driven by more favorable discount rate impacts on new claims, lower disability and life incidence and favorable life waiver experience.

The increase in income from operations was partially offset by higher commissions and other expenses driven by higher compensation-related expenses and higher commissions due to growth in business in force.

Additional Information

Our disability results are benefiting from effective claims management as well as economic factors, including a favorable discount rate environment. For information about the effect of the loss ratio sensitivity on our income (loss) from operations, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Group Protection – Additional Information” in our 2022 Form 10-K/A, as updated by the May 2023 Form 8-K.

For information on the effects of current interest rates on our long-term disability claim reserves, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity” below. For information on the interest rate environment, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary” in our 2022 Form 10-K/A, as updated by the May 2023 Form 8-K.

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Insurance Premiums by Product Line
Life	$485	$445	$965	$889
Disability	731	692	1,457	1,368
Dental	47	50	92	99
Total insurance premiums	$1,263	$1,187	$2,514	$2,356

Sales by Product Line
Life	$54	$62	$137	$116
Disability	36	59	75	105
Dental	6	6	12	11
Total sales	$96	$127	$224	$232

Our cost of insurance and policy administration charges are embedded in the premiums charged to our customers. The premiums are a function of the rates priced into the product and our business in force. Business in force, in turn, is driven by sales and persistency experience.

Sales relate to new policyholders and new coverages sold to existing policyholders. We believe that the trend in sales is an important indicator of development of business in force over time. Sales in the table above are the combined annualized premiums for our products. Generally, we have higher sales during the fourth quarter of the year.

Net Investment Income

We use our investment income to offset the earnings effect of the associated build of our reserves, which are a function of our insurance premiums and the yields on our investments. Details underlying net investment income (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Investment Income
Fixed maturity AFS securities, mortgage
loans on real estate and other,
net of investment expenses	$67	$63	$134	$123
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	-	2	1	4
Surplus investments (2)	18	21	35	44
Total net investment income	$85	$86	$170	$171

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

Benefits, Interest Credited and Policyholder Liability Remeasurement (Gain) Loss

Details underlying benefits, interest credited (in millions), policyholder liability remeasurement (gain) loss and loss ratios by product line were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Benefits, Interest Credited and
Policyholder Liability Remeasurement
(Gain) Loss by Product Line
Life	$347	$359	$733	$763
Disability	517	544	1,035	1,145
Dental	35	38	71	74
Total benefits, interest credited and
policyholder liability remeasurement
(gain) loss	$899	$941	$1,839	$1,982

Loss Ratios by Product Line
Life	71.6%	80.6%	76.0%	85.8%
Disability	70.7%	78.7%	71.1%	83.7%
Dental	76.9%	76.9%	76.6%	74.0%
Total	71.3%	79.3%	73.1%	84.1%

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims. We expect COVID-19-related mortality to continue to follow U.S. death trends. For additional information on our loss ratios, see “Additional Information” above.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Commissions and Other Expenses
Commissions	$112	$96	$218	$190
General and administrative expenses	213	185	423	368
Taxes, licenses and fees	33	31	69	63
Total expenses incurred	358	312	710	621
DAC deferrals	(28)	(24)	(53)	(46)
Total expenses recognized before amortization	330	288	657	575
DAC amortization	25	24	49	48
Other intangible amortization	8	8	16	17
Total commissions and other expenses	$363	$320	$722	$640

DAC Deferrals
As a percentage of insurance premiums	2.2%	2.0%	2.1%	2.0%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating Revenues
Fee income	$65	$65	$129	$135
Net investment income	259	241	514	479
Other revenues (1)	10	9	18	19
Total operating revenues	334	315	661	633
Operating Expenses
Interest credited	168	156	336	308
Commissions and other expenses	111	93	219	193
Total operating expenses	279	249	555	501
Income (loss) from operations before taxes	55	66	106	132
Federal income tax expense (benefit)	8	11	16	19
Income (loss) from operations	$47	$55	$90	$113

(1)Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three and Six Months Ended June 30, 2023 to 2022

Income from operations for this segment decreased due primarily to higher commissions and other expenses driven by higher compensation-related expenses. The decrease in income from operations was partially offset by higher net investment income, net of interest credited, driven by impacts to portfolio yields from the current interest rate environment and higher average fixed account balances, partially offset by lower investment income on prepayment and bond make-whole premiums.

The decrease in income from operations for the six months ended June 30, 2023, was also due to lower fee income driven by lower average account balances.

Additional Information

Net flows in this business fluctuate based on the timing of larger plans being implemented and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account balances caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account balances were 11% and 12% for the three and six months ended June 30, 2023, respectively, and 10% and 11% for the corresponding periods in 2022.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Net Flows By Market table below as “Multi-Fund® and other”), which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account balances was 16% and 18% as of June 30, 2023 and 2022, respectively. Due to this overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on either a quarterly or semi-annual basis. Our ability to retain quarterly or semi-annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements” and “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals” in our 2022 Form 10-K/A; and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2022 Form 10-K/A, as updated by the May 2023 Form 8-K and “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” below. For information on the interest rate environment, see “Part II – Item 7. Management’s Discussion and

Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary” in our 2022 Form 10-K/A, as updated by the May 2023 Form 8-K.

Fee Income

Details underlying fee income (in millions) were as follows:

\

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Fee Income
Annuity expense assessments	$47	$48	$94	$100
Mutual fund fees	18	17	35	35
Total fee income	$65	$65	$129	$135

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

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Investment Income
Fixed maturity AFS securities,
mortgage loans on real estate and
other, net of investment expenses	$239	$214	$476	$420
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	-	8	1	20
Surplus investments (2)	20	19	37	39
Total net investment income	$259	$241	$514	$479

Interest Credited	$168	$156	$336	$308

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

Account Balances

Details underlying account balances (dollars in millions) were as follows:

	As of or For the Three		As of or For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Variable Account Balance Information (1)
Variable annuity deposits	$643	$434	$1,178	$1,358
Variable annuity net flows	107	(142)	63	13
Variable annuity account balances	18,793	16,700	18,793	16,700
Average daily variable annuity account balances	18,095	17,986	17,821	18,863
Average daily S&P 500® Index	4,207	4,110	4,108	4,287
Fixed Account Balance Information (2)
Fixed annuity deposits	$616	$1,389	$1,317	$2,231
Fixed annuity net flows	(365)	646	(777)	645
Fixed annuity account balances	24,430	24,917	24,430	24,917
Average fixed account balances	24,810	24,337	24,925	24,050
Mutual Fund Account Balance Information
Mutual fund deposits	$1,638	$1,377	$3,611	$3,248
Mutual fund net flows	459	409	1,450	1,182
Mutual fund account balances (3)	53,363	45,082	53,363	45,082

(1)Excludes the fixed portion of variable.

(2)Includes the fixed portion of variable.

(3)Mutual funds are not included in the separate accounts reported on the Consolidated Balance Sheets as we do not have any ownership interest in them.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Flows By Market
Small market	$99	$80	$246	$(36)
Mid – large market	408	1,073	1,119	2,404
Multi-Fund® and other	(306)	(240)	(629)	(528)
Total net flows	$201	$913	$736	$1,840

For more information on account balances, see Notes 10 and 11.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Commissions and Other Expenses
Commissions:
Deferrable	$1	$1	$2	$2
Non-deferrable	20	16	41	37
General and administrative expenses	85	73	167	144
Taxes, licenses and fees	4	4	10	10
Total expenses incurred	110	94	220	193
DAC deferrals	(5)	(5)	(10)	(9)
Total expenses recognized before amortization	105	89	210	184
DAC amortization	6	6	9	9
Total commissions and other expenses	$111	$95	$219	$193

DAC Deferrals
As a percentage of annuity sales/deposits	0.4%	0.3%	0.4%	0.3%

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

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating Revenues
Insurance premiums (1)	$2	$3	$7	$4
Net investment income	38	40	73	81
Other revenues	6	(9)	10	(12)
Total operating revenues	46	34	90	73
Operating Expenses
Benefits	14	14	36	25
Interest credited	9	9	18	21
Policyholder liability remeasurement
(gain) loss	1	2	-	3
Other expenses	32	1	48	13
Interest and debt expense	84	68	166	134
Spark program expense	41	44	64	75
Total operating expenses	181	138	332	271
Income (loss) from operations before taxes	(135)	(104)	(242)	(198)
Federal income tax expense (benefit)	(29)	(17)	(49)	(30)
Income (loss) from operations	$(106)	$(87)	$(193)	$(168)

(1)Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of the Three Months Ended June 30, 2023 to 2022

Loss from operations for Other Operations increased due primarily to the following:

•Higher other expenses due to the effect of changes in our stock price on our deferred compensation plans, as our stock price increased during the three months ended June 30, 2023, compared to a decrease during the corresponding period in 2022.

•Higher interest and debt expense driven by an increase in average interest rates.

The increase in loss from operations was partially offset by the following:

•Higher other revenues due to the effect of market fluctuations on assets held as part of certain compensation plans, which increased during the three months ended June 30, 2023, compared to a decrease during the corresponding period in 2022.

•More favorable income tax benefit driven by favorable market impacts on tax preferred investment income.

Comparison of the Six Months Ended June 30, 2023 to 2022

Loss from operations for Other Operations increased due primarily to the following:

•Higher other expenses due to the effect of changes in our stock price on our deferred compensation plans, as our stock price decreased during the six months ended June 30, 2023, compared to a more significant decrease during the corresponding period in 2022.

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

The increase in loss from operations was partially offset by the following:

•Higher other revenues due to the effect of market fluctuations on assets held as part of certain compensation plans, which increased during the six months ended June 30, 2023, compared to a decrease during the corresponding period in 2022.

•More favorable income tax benefit driven by favorable market impacts on tax preferred investment income.

•Lower Spark program expense as part of our Spark Initiative.

Additional Information

We expect to continue making investments as part of our Spark Initiative. For more information, see “Introduction – Executive Summary – Significant Operational Matters – Spark Initiative” in our 2022 Form 10-K/A, as updated by the May 2023 Form 8-K.

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

Benefits

Benefits are recognized when incurred for institutional pension products and disability income business.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
General and administrative expenses:
Legal	$-	$-	$(5)	$-
Branding	11	11	24	17
Other (1)	23	(6)	31	4
Total general and administrative expenses	34	5	50	21
Taxes, licenses and fees (2)	(1)	(2)	(1)	(5)
Other (3)	(1)	(2)	(1)	(3)
Total other expenses	$32	$1	$48	$13

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

(3)Consists primarily of reimbursements to Other Operations from the Life Insurance segment for the use of proceeds from certain issuances of senior notes that were used as long-term structured solutions, net of expenses incurred by Other Operations for its access to a financing facility and issuance of letters of credit (“LOCs”).

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

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	June 30,	December 31,	June 30,	December 31,
	2023	2022	2023	2022
Investments
Fixed maturity AFS securities	$100,890	$99,736	75.0%	75.8%
Trading securities	2,943	3,498	2.2%	2.7%
Equity securities	403	427	0.3%	0.3%
Mortgage loans on real estate	18,460	18,301	13.7%	13.9%
Policy loans	2,423	2,359	1.8%	1.8%
Derivative investments	5,155	3,594	3.9%	2.7%
Alternative investments	3,215	3,021	2.4%	2.3%
Other investments	980	718	0.7%	0.5%
Total investments	$134,469	$131,654	100.0%	100.0%

Investment Objective

Investments are an integral part of our operations. We follow a balanced approach to investing for both current income and prudent risk management, with an emphasis on generating sufficient current income, net of income tax, to meet our obligations to customers, as well as other general liabilities. This balanced approach requires the evaluation of expected return and risk of each asset class utilized, while still meeting our income objectives. This approach is important to our asset-liability management because decisions can be made based upon both the economic and current investment income considerations affecting assets and liabilities. For a discussion of our risk management process, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Form 10-K/A, as updated by the May 2023 Form 8-K.

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

	As of June 30, 2023
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$17,279	$132	$1,817	$15,594	15.4%
Basic industry	4,168	52	415	3,805	3.8%
Capital goods	7,169	78	726	6,521	6.5%
Communications	4,319	74	455	3,938	3.9%
Consumer cyclical	5,804	43	603	5,244	5.2%
Consumer non-cyclical	17,200	215	2,127	15,288	15.1%
Energy	4,605	58	404	4,259	4.2%
Technology	5,601	33	588	5,046	5.0%
Transportation	3,691	27	394	3,324	3.3%
Industrial other	2,326	5	411	1,920	1.9%
Utilities	14,327	119	1,725	12,721	12.5%
Government-related entities	1,832	38	223	1,647	1.6%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	1,433	2	154	1,281	1.3%
Non-agency backed	356	20	13	363	0.4%
Mortgage pass through securities ("MPTS"):
Agency backed	402	-	39	363	0.4%
Non-agency backed	8	-	-	8	0.0%
Commercial mortgage-backed securities ("CMBS"):
Agency backed	5	-	-	5	0.0%
Non-agency backed	1,910	1	232	1,679	1.7%
Asset-backed securities ("ABS"):
Collateralized loan obligations ("CLOs")	8,862	2	566	8,298	8.2%
Credit card	78	6	1	83	0.1%
Home equity	185	28	3	210	0.2%
Other	3,432	4	234	3,202	3.2%
Municipals:
Taxable	5,177	216	409	4,984	4.9%
Tax-exempt	91	2	3	90	0.1%
Government:
United States	396	5	30	371	0.4%
Foreign	312	15	46	281	0.3%
Hybrid and redeemable preferred securities	361	26	22	365	0.4%
Total fixed maturity AFS securities	111,329	1,201	11,640	100,890	100.0%
Trading Securities (2)	3,226	45	328	2,943
Equity Securities	386	80	63	403
Total fixed maturity AFS, trading and equity securities	$114,941	$1,326	$12,031	$104,236

	As of December 31, 2022
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$17,762	$133	$1,998	$15,897	15.9%
Basic industry	4,352	45	478	3,919	3.9%
Capital goods	7,374	63	884	6,553	6.6%
Communications	4,239	72	519	3,792	3.8%
Consumer cyclical	6,056	40	698	5,398	5.4%
Consumer non-cyclical	17,080	184	2,395	14,869	14.9%
Energy	4,776	53	485	4,344	4.4%
Technology	5,581	27	675	4,933	4.9%
Transportation	3,666	19	421	3,264	3.3%
Industrial other	2,330	3	416	1,917	1.9%
Utilities	14,204	111	1,822	12,493	12.5%
Government-related entities	1,820	37	213	1,644	1.6%
CMOs:
Agency backed	1,451	3	166	1,288	1.3%
Non-agency backed	364	18	14	368	0.4%
MPTS:
Agency backed	394	1	42	353	0.4%
CMBS:
Agency backed	15	-	-	15	0.0%
Non-agency backed	1,902	3	246	1,659	1.7%
ABS:
CLOs	8,497	1	671	7,827	7.8%
Credit card	85	6	1	90	0.1%
Home equity	196	27	4	219	0.2%
Other	3,014	4	250	2,768	2.8%
Municipals:
Taxable	5,319	171	506	4,984	5.0%
Tax-exempt	91	1	6	86	0.1%
Government:
United States	405	5	31	379	0.4%
Foreign	348	17	47	318	0.3%
Hybrid and redeemable preferred securities	364	25	30	359	0.4%
Total fixed maturity AFS securities	111,685	1,069	13,018	99,736	100.0%
Trading Securities (2)	3,833	44	379	3,498
Equity Securities	383	104	60	427
Total fixed maturity AFS, trading and equity securities	$115,901	$1,217	$13,457	$103,661

(1)Represents amortized cost, net of the allowance for credit losses.

(2)Certain of our trading securities support our reinsurance funds withheld and modified coinsurance agreements and the investment results are passed directly to the reinsurers. See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Fixed Maturity and Equity Securities Portfolios – Trading Securities” in our 2022 Form 10-K/A, as updated by the May 2023 Form 8-K, for further details.

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

The quality of our fixed maturity AFS securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

		As of June 30, 2023			As of December 31, 2022
	Rating Agency	Net			Net
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	AAA / AA / A	$64,997	$58,907	58.4%	$63,741	$56,892	57.0%
2	BBB	42,985	38,805	38.5%	44,103	39,230	39.4%
Total investment grade securities		107,982	97,712	96.9%	107,844	96,122	96.4%

Below Investment Grade Securities
3	BB	1,745	1,627	1.6%	2,101	1,938	1.9%
4	B	1,495	1,453	1.4%	1,679	1,620	1.6%
5	CCC and lower	84	79	0.1%	59	53	0.1%
6	In or near default	23	19	0.0%	2	3	0.0%
Total below investment grade securities		3,347	3,178	3.1%	3,841	3,614	3.6%
Total fixed maturity AFS securities		$111,329	$100,890	100.0%	$111,685	$99,736	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		3.0%	3.1%		3.4%	3.6%

(1)Based upon the rating designations determined and provided by the National Association of Insurance Commissioners (“NAIC”) or the major credit rating agencies (Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P Global Ratings (“S&P”)).  For securities where the ratings assigned by the major credit rating agencies are not equivalent, the second lowest rating assigned is used.  For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings. The average credit quality was A- as of June 30, 2023.

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

As of June 30, 2023, and December 31, 2022, 97% of the total fixed maturity AFS securities in an unrealized loss position were investment grade. Our gross unrealized losses recognized in OCI on fixed maturity AFS securities as of June 30, 2023, decreased by $1.4 billion since December 31, 2022, due in part to the impairment on certain fixed maturity AFS securities intended to be sold as part of the previously announced Fortitude Re reinsurance transaction. For further information on our unrealized losses on fixed maturity AFS securities, see “Composition by Industry Categories of our Unrealized Losses on Fixed Maturity AFS Securities” below.

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require a credit allowance. We do not believe the unrealized loss position as of June 30, 2023, required an impairment recognized in earnings as: (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. This conclusion is consistent with our asset-liability management process. For additional information related to the intent to sell impairments, see Note 4. Management considered the following as part of the evaluation:

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

We recognized $1 million and $(16) million of credit loss benefit (expense) on our fixed maturity AFS securities for the three and six months ended June 30, 2023, and $(4) million and $(5) million for the corresponding periods in 2022. In order to determine the amount of credit loss, we calculated the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover. To determine the recoverability, we considered the facts and circumstances surrounding the underlying issuer including, but not limited to, the following:

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

For information on credit loss impairment on fixed maturity AFS securities, see Notes 1, 4 and 17 herein.

As reported on the Consolidated Balance Sheets, we had $141.4 billion of liabilities for future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which exceeded investments and cash and invested cash, which totaled $138.2 billion as of June 30, 2023. If it were necessary to liquidate fixed maturity AFS securities prior to maturity or call to meet cash flow needs, we would first look to those fixed maturity AFS securities that are in an unrealized gain position, which had a fair value of $17.9 billion as of June 30, 2023, rather than selling fixed maturity AFS securities in an unrealized loss position. The amount of cash that we have on hand at any point in time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business. For additional information, see “Liquidity and Capital Resources” below.

As of June 30, 2023, and December 31, 2022, the estimated fair value for all private placement securities was $19.4 billion and $19.0 billion, respectively, representing 14% of total investments.

Mortgage-Backed Securities (Included in Fixed Maturity AFS and Trading Securities)

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Mortgage-Backed Securities” in our 2022 Form 10-K/A, as updated by the May 2023 Form 8-K, for a discussion of our mortgage-backed securities.

The market value of fixed maturity AFS and trading securities backed by subprime loans was $182 million and represented less than 1% of our total investment portfolio as of June 30, 2023. Fixed maturity AFS securities represented $174 million, or 96%, and trading securities represented $8 million, or 4%, of the subprime exposure as of June 30, 2023. The table below summarizes our investments in fixed maturity AFS securities backed by pools of residential mortgages (in millions) as of June 30, 2023:

							Subprime/
	Agency		Prime		Alt-A		Option ARM (1)		Total
	Net		Net		Net		Net		Net
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Type
RMBS	$1,835	$1,645	$201	$193	$61	$66	$102	$111	$2,199	$2,015
ABS home equity	1	1	18	18	15	23	151	168	185	210
Total by type (2)(3)	$1,836	$1,646	$219	$211	$76	$89	$253	$279	$2,384	$2,225

Rating
AAA	$1,441	$1,292	$116	$111	$1	$1	$6	$6	$1,564	$1,410
AA	389	348	11	10	3	3	2	2	405	363
A	6	6	-	1	2	1	7	7	15	15
BBB	-	-	31	27	2	2	6	5	39	34
BB and below	-	-	61	62	68	82	232	259	361	403
Total by rating (2)(3)(4)	$1,836	$1,646	$219	$211	$76	$89	$253	$279	$2,384	$2,225

Origination Year
2013 and prior	$425	$410	$81	$82	$76	$89	$253	$279	$835	$860
2014	50	46	-	-	-	-	-	-	50	46
2015	144	129	15	14	-	-	-	-	159	143
2016	450	384	-	-	-	-	-	-	450	384
2017	207	187	-	-	-	-	-	-	207	187
2018	174	162	-	-	-	-	-	-	174	162
2019	158	130	-	-	-	-	-	-	158	130
2020	65	54	3	3	-	-	-	-	68	57
2021	111	94	33	27	-	-	-	-	144	121
2022	51	49	70	68	-	-	-	-	121	117
2023	1	1	17	17	-	-	-	-	18	18
Total by origination
year (2)(3)	$1,836	$1,646	$219	$211	$76	$89	$253	$279	$2,384	$2,225

Total fixed maturity AFS securities backed by pools of
residential mortgages as a percentage of total fixed maturity AFS securities									2.1%	2.2%

Total prime, Alt-A and subprime/option ARM as a percentage of total fixed maturity AFS securities									0.5%	0.6%

(1)Includes the net amortized cost and fair value of option adjustable rate mortgages (“ARM”) within RMBS, totaling $96 million and $105 million, respectively.

(2)Does not include the amortized cost of trading securities totaling $101 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $101 million in trading securities consisted of $91 million prime, $1 million Alt-A and $9 million subprime.

(3)Does not include the fair value of trading securities totaling $88 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $88 million in trading securities consisted of $79 million prime, $1 million Alt-A and $8 million subprime.

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

The following summarizes our investments in fixed maturity AFS securities backed by pools of commercial mortgages (in millions) as of June 30, 2023:

	Multiple Property		Single Property		Total
	Net		Net		Net
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Type
CMBS (1)(2)	$1,838	$1,621	$77	$63	$1,915	$1,684

Rating
AAA	$1,320	$1,198	$20	$18	$1,340	$1,216
AA	518	423	52	41	570	464
A	-	-	5	4	5	4
Total by rating (1)(2)(3)	$1,838	$1,621	$77	$63	$1,915	$1,684

Origination Year
2013 and prior	$19	$19	$10	$10	$29	$29
2014	15	14	-	-	15	14
2015	27	25	-	-	27	25
2016	107	99	4	3	111	102
2017	336	317	-	-	336	317
2018	198	188	-	-	198	188
2019	352	310	-	-	352	310
2020	257	204	5	4	262	208
2021	244	185	40	30	284	215
2022	207	186	14	12	221	198
2023	76	74	4	4	80	78
Total by origination year (1)(2)	$1,838	$1,621	$77	$63	$1,915	$1,684

Total fixed maturity AFS securities backed by pools of
commercial mortgages as a percentage of total fixed maturity AFS securities					1.7%	1.7%

(1)Does not include the amortized cost of trading securities totaling $156 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $156 million in trading securities consisted of $116 million of multiple property CMBS and $40 million of single property CMBS.

(2)Does not include the fair value of trading securities totaling $131 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $131 million in trading securities consisted of $96 million of multiple property CMBS and $35 million of single property CMBS.

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

As of June 30, 2023, the net amortized cost and fair value of our fixed maturity AFS exposure to monoline insurers was $294 million and $286 million, respectively.

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

The composition by industry categories of all fixed maturity AFS securities in an unrealized loss position (in millions) as of June 30, 2023, was as follows:

		%		%
	Net	Net	Gross	Gross		%
	Amortized	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Cost	Losses	Losses	Value	Value
Electric	$8,231	8.7%	$1,153	10.0%	$7,078	8.5%
Healthcare	6,280	6.6%	1,146	9.8%	5,134	6.2%
ABS	11,039	11.7%	786	6.8%	10,253	12.4%
Banking	6,618	7.0%	677	5.8%	5,941	7.2%
Technology	5,130	5.4%	588	5.1%	4,542	5.5%
Food and beverage	4,087	4.3%	523	4.5%	3,564	4.3%
Industrial – other	2,159	2.3%	418	3.6%	1,741	2.1%
Local authorities	2,610	2.8%	417	3.6%	2,193	2.6%
Diversified manufacturing	2,718	2.9%	325	2.8%	2,393	2.9%
Brokerage asset management	2,026	2.1%	289	2.5%	1,737	2.1%
Natural gas	1,843	1.9%	273	2.3%	1,570	1.9%
Chemicals	2,245	2.4%	272	2.3%	1,973	2.4%
Transportation services	2,322	2.5%	259	2.2%	2,063	2.5%
Pharmaceuticals	2,524	2.7%	256	2.2%	2,268	2.7%
Retail	1,881	2.0%	240	2.1%	1,641	2.0%
Non-agency CMBS	1,864	2.0%	231	2.0%	1,633	2.0%
Property and casualty	1,763	1.9%	224	1.9%	1,539	1.9%
Life insurance	1,642	1.7%	224	1.9%	1,418	1.7%
Midstream	1,871	2.0%	196	1.7%	1,675	2.0%
Utility – other	1,125	1.2%	193	1.7%	932	1.1%
Aerospace and defense	1,446	1.5%	168	1.4%	1,278	1.5%
Consumer products	1,239	1.3%	156	1.3%	1,083	1.3%
Automotive	1,497	1.6%	151	1.3%	1,346	1.6%
Wirelines	1,169	1.2%	145	1.2%	1,024	1.2%
Government sponsored	566	0.6%	143	1.2%	423	0.5%
Railroads	878	0.9%	128	1.1%	750	0.9%
Wireless	868	0.9%	122	1.0%	746	0.9%
Other real estate investment trust	802	0.8%	109	0.9%	693	0.8%
Integrated	852	0.9%	108	0.9%	744	0.9%
Industries with unrealized losses
less than $100 million	15,335	16.2%	1,720	14.9%	13,615	16.4%
Total by industry	$94,630	100.0%	$11,640	100.0%	$82,990	100.0%

Total by industry as a percentage of
total fixed maturity AFS securities	85.0%		100.0%		82.3%

As of June 30, 2023, the net amortized cost and fair value of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss position was $39 million and $33 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of June 30, 2023
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$16,987	$1,531	$18,518	99.7%
Delinquent (1)	-	17	17	0.1%
Foreclosure (2)	-	30	30	0.2%
Total mortgage loans on real estate before allowance	16,987	1,578	18,565	100.0%
Allowance for credit losses	(82)	(23)	(105)
Total mortgage loans on real estate	$16,905	$1,555	$18,460

	As of December 31, 2022
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$16,987	$1,379	$18,366	99.8%
Delinquent (1)	-	13	13	0.1%
Foreclosure (2)	-	21	21	0.1%
Total mortgage loans on real estate before allowance	16,987	1,413	18,400	100.0%
Allowance for credit losses	(84)	(15)	(99)
Total mortgage loans on real estate	$16,903	$1,398	$18,301

(1)As of June 30, 2023, and December 31, 2022, no commercial mortgage loans and 23 and 24 residential mortgage loans, respectively, were delinquent.

(2)As of June 30, 2023, and December 31, 2022, no commercial mortgage loans and 67 and 49 residential mortgage loans, respectively, were in foreclosure.

As of June 30, 2023, there were 2 specifically identified impaired commercial mortgage loans on real estate with an aggregate carrying value of less than $1 million and 64 specifically identified impaired residential mortgage loans on real estate with an aggregate carrying value of $29 million. As of December 31, 2022, there were 2 specifically identified impaired commercial mortgage loans on real estate with an aggregate carrying value of less than $1 million and 37 specifically identified impaired residential mortgage loans on real estate with an aggregate carrying value of $16 million.

The total outstanding principal and interest on commercial mortgage loans on real estate that were two or more payments delinquent, excluding foreclosures, as of June 30, 2023, and December 31, 2022, was less than $1 million. The total outstanding principal and interest on residential mortgage loans on real estate that were three or more payments delinquent, excluding foreclosures, as of June 30, 2023, and December 31, 2022, was $16 million and $13 million, respectively.

The carrying value of mortgage loans on real estate by business segment (in millions) was as follows:

	As of	As of
	June 30,	December 31,
	2023	2022
Segment
Life Insurance	$3,459	$3,536
Annuities	7,208	7,008
Group Protection	1,415	1,417
Retirement Plan Services	4,184	4,253
Other Operations	2,194	2,087
Total mortgage loans on real estate	$18,460	$18,301

The composition of commercial mortgage loans (in millions) by property type, geographic region and state is shown below:

	As of June 30, 2023			As of June 30, 2023
	Carrying			Carrying
	Value	%		Value	%
Property Type			State
Apartment	$5,459	32.3%	CA	$4,651	27.5%
Industrial	4,247	25.1%	TX	1,555	9.2%
Office building	3,501	20.7%	NY	936	5.5%
Retail	2,531	15.0%	FL	876	5.2%
Other commercial	761	4.5%	PA	829	4.9%
Hotel/motel	229	1.4%	MD	716	4.2%
Mixed use	177	1.0%	AZ	678	4.0%
Total	$16,905	100.0%	WA	649	3.8%
Geographic Region			GA	604	3.6%
Pacific	$5,625	33.3%	TN	559	3.3%
South Atlantic	3,482	20.6%	OH	430	2.6%
Middle Atlantic	2,080	12.3%	NC	393	2.3%
West South Central	1,698	10.1%	VA	385	2.3%
Mountain	1,288	7.6%	WI	348	2.1%
East North Central	1,208	7.1%	OR	326	1.9%
East South Central	681	4.0%	NJ	315	1.9%
West North Central	452	2.7%	SC	303	1.8%
New England	362	2.1%	Non U.S.	29	0.2%
Non U.S.	29	0.2%	All other states	2,323	13.7%
Total	$16,905	100.0%	Total	$16,905	100.0%

The following table shows the principal amount (in millions) of our commercial and residential mortgage loans by year in which the principal is contractually obligated to be repaid:

	As of June 30, 2023
	Commercial	Residential	Total	%
Principal Repayment Year
2023	$437	$9	$446	2.4%
2024	941	19	960	5.2%
2025	1,039	20	1,059	5.7%
2026	1,415	21	1,436	7.7%
2027	1,723	24	1,747	9.4%
2028 and thereafter	11,466	1,447	12,913	69.6%
Total	$17,021	$1,540	$18,561	100.0%

See Note 4 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for credit losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Life Insurance	$68	$35	$114	$89
Annuities	6	4	8	11
Group Protection	3	2	5	6
Retirement Plan Services	3	2	5	6
Other Operations	-	1	-	2
Total (1)	$80	$44	$132	$114

(1)Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of June 30, 2023, and December 31, 2022, alternative investments included investments in 338 and 337 different partnerships, respectively, and the portfolio represented approximately 2% of total investments. The partnerships do not represent off-balance sheet financing and generally involve several third-party partners. Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and are not material to our liquidity. Alternative investments are accounted for using the equity method of accounting and are included in other investments on the Consolidated Balance Sheets.

Non-Income Producing Investments

As of June 30, 2023, and December 31, 2022, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $83 million and $11 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Investment Income
Fixed maturity AFS securities	$1,217	$1,091	$2,423	$2,148
Trading securities	39	44	83	86
Equity securities	2	2	6	5
Mortgage loans on real estate	184	169	364	338
Policy loans	26	25	52	50
Cash and invested cash	36	1	62	1
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	2	30	5	82
Alternative investments (2)	80	44	132	114
Consent fees	2	1	3	2
Other investments	(9)	39	(10)	68
Investment income	1,579	1,446	3,120	2,894
Investment expense	(71)	(48)	(146)	(85)
Net investment income	$1,508	$1,398	$2,974	$2,809

(1)See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.

(2)See “Alternative Investments” above for additional information.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest Rate Yield
Fixed maturity AFS securities, mortgage loans on
real estate and other, net of investment expenses	4.07%	3.85%	4.05%	3.83%
Commercial mortgage loan prepayment and
bond make-whole premiums	0.01%	0.09%	0.01%	0.12%
Alternative investments	0.23%	0.13%	0.19%	0.17%
Net investment income yield on invested assets	4.31%	4.07%	4.25%	4.12%

We earn investment income on our general account assets supporting fixed annuity, term life, whole life, UL, interest-sensitive whole life and the fixed portion of retirement plan and VUL products. The profitability of our fixed annuity and life insurance products is affected by our ability to achieve target spreads, or margins, between the interest income earned on the general account assets and the interest credited to the policyholder on our average fixed account balances, including the fixed portion of variable. Net investment income and the interest rate yield table each include commercial mortgage loan prepayments and bond make-whole premiums, alternative investments and contingent interest and standby real estate equity commitments. These items can vary significantly from period to period due to a number of factors and, therefore, can provide results that are not indicative of the underlying trends.

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

Consolidated Sources and Uses of Liquidity and Capital

Our primary sources of liquidity and capital are insurance premiums and fees, investment income, maturities and sales of investments, issuance of debt or other types of securities and policyholder deposits. We also have access to alternative sources of liquidity as discussed below. Our primary uses are to pay policy claims and benefits, to fund commissions and other general operating expenses, to purchase investments, to fund policy surrenders and withdrawals, to pay dividends to our common and preferred stockholders, to repurchase our common stock and to repay debt. Our operating activities provided (used) cash of $(252) million and $2.4 billion for the six months ended June 30, 2023 and 2022, respectively.

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

Details underlying the primary sources of the holding company’s liquidity (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Dividends from Subsidiaries
LNL	$155	$280	$260	$305
Lincoln Investment Management Company	-	-	-	16
Lincoln National Management Corporation	-	7	-	7
Lincoln National Reinsurance Company (Barbados) Limited	-	-	100	85
Total dividends from subsidiaries	$155	$287	$360	$413

Interest from Subsidiaries
Interest on inter-company notes	$36	$27	$72	$56

The table above focuses on significant and recurring cash flow items and excludes the effects of certain financing activities, including the periodic issuance and retirement of debt, issuance of preferred stock, cash flows related to our inter-company cash management program and certain investing activities, including capital contributions to subsidiaries. These activities are discussed below. Taxes have been eliminated from the analysis due to a tax sharing agreement among our primary subsidiaries resulting in a modest effect on net cash flows at the holding company. Also excluded from this analysis is the modest amount of investment income on short-term investments of the holding company and employee stock exercise activity related to our stock-based incentive compensation plans. See “Part IV – Item 15(a)(2) Financial Statement Schedules – Schedule II – Condensed Financial Information of Registrant” in our 2022 Form 10-K/A, as updated by the May 2023 Form 8-K, for the holding company cash flow statement. For information regarding limits on the dividends that our insurance subsidiaries may pay without prior approval, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Holding Company Sources and Uses of Liquidity and Capital – Restrictions on Subsidiaries’ Dividends” in our 2022 Form 10-K/A, as updated by the May 2023 Form 8-K.

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

Our insurance subsidiaries’ regulatory capital levels are affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. For instance, our term products and UL products containing secondary guarantees require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”) and Actuarial Guideline XXXVIII (“AG38”), respectively. Our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives. Our captive reinsurance and reinsurance subsidiaries provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner and free up capital the insurance subsidiaries can use for any number of purposes, including paying dividends to the holding company. We use long-dated LOCs and debt financing as well as other financing strategies to finance those reserves. Included in the LOCs issued as of June 30, 2023, was $1.8 billion of long-dated LOCs issued to support inter-company reinsurance agreements for UL products containing secondary guarantees. For information on the LOCs, see the credit facilities table in Note 12 in our 2022 Form 10-K/A, as updated by the May 2023 Form 8-K. Our captive reinsurance and reinsurance subsidiaries have also issued long-term notes of $3.9 billion to finance a portion of the excess reserves associated with our term and UL products with secondary guarantees as of June 30, 2023; of this amount, $3.1 billion involve exposure to variable interest entities. For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 3 in our 2022 Form 10-K/A, as updated by the May 2023 Form 8-K. We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees. LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.

Statutory reserves established for variable annuity guaranteed benefit riders are sensitive to changes in the equity markets and interest rates and are affected by the level of account balances relative to the level of any guarantees, product design and reinsurance arrangements. As a result, the relationship between reserve changes and equity market performance is non-linear during any given reporting period. Our insurance subsidiaries’ cede a portion of the guaranteed benefit riders to Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”) through a modified coinsurance agreement. Our variable annuity hedge program mitigates the risk to LNBAR from guaranteed benefit riders and continues to focus on generating sufficient assets to fund future claims with a goal of maximizing distributable earnings and explicitly protecting capital. Market conditions greatly influence the ultimate capital required due to its effect on the valuation of reserves and derivative instruments hedging these reserves. In December 2022, LNC issued a $500 million long-term note to a non-affiliated variable interest entity in exchange for a corporate bond AFS security of like principal and duration. LNC contributed the security to LNBAR to address asset value volatility based on market conditions. In the first quarter of 2023, the terms of the transaction were amended to increase the note and corresponding bond to $1.0 billion. There are no impacts to the LNC Consolidated Balance Sheets based on the set-off right provided in the transaction. For more information, see Note 3 in our 2022 Form 10-K/A, as updated by the May 2023 Form 8-K.

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

We continue to analyze the use of our existing captive reinsurance structures, as well as additional third-party reinsurance arrangements, and our hedging strategies relative to managing the effects of equity markets and interest rates on the statutory reserves, statutory capital and the dividend capacity of our life insurance subsidiaries. On May 2, 2023, we entered into a reinsurance agreement with Fortitude Re expected to reduce balance sheet risk, strengthen our capital position and improve free cash flow. For more information, see Note 8.

Debt

Although our subsidiaries currently generate adequate cash flow to meet the needs of our normal operations, periodically LNC may issue debt to maintain ratings and increase liquidity, as well as to fund internal growth, acquisitions and the retirement of its debt.

Details underlying our debt activities (in millions) for the six months ended June 30, 2023, were as follows:

			Maturities,	Change
			Repayments	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Refinancing	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt (2)	$500	$-	$-	$-	$-	$500

Long-Term Debt
Senior notes	$4,497	$-	$-	$5	$(6)	$4,496
Term loans	250	-	-	-	-	250
Subordinated notes (3)	995	-	-	-	-	995
Capital securities (3)	213	-	-	-	-	213
Total long-term debt	$5,955	$-	$-	$5	$(6)	$5,954

(1)Includes the non-cash reclassification of long-term debt to current maturities of long-term debt, accretion (amortization) of discounts and premiums, amortization of debt issuance costs and amortization of adjustments from discontinued hedges, as applicable.

(2)As of June 30, 2023, consisted of $500 million principal amount of our 4.00% Senior Notes due September 1, 2023.

(3)To hedge the variability in rates, we purchased interest rate swaps to lock in a fixed rate of approximately 5% over the remaining terms of the subordinated notes and capital securities.

LNC made interest payments to service debt of $89 million and $171 million for the three and six months ended June 30, 2023, respectively, compared to $74 million and $144 million, respectively, for the corresponding periods in 2022.

For additional information about our short-term and long-term debt and our credit facilities, see Note 12 in our 2022 Form 10-K/A, as updated by the May 2023 Form 8-K.

Preferred Stock

In November 2022, we raised approximately $1 billion through the issuance of preferred stock, $780 million of which was contributed to The Lincoln National Life Insurance Company (“LNL”) in the fourth quarter of 2022 to strengthen LNL’s statutory capital. We intend to use the remaining proceeds to fund part of the repayment upon maturity of our 4.00% Senior Notes due September 1, 2023.

Details underlying preferred stock dividends paid (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Series C preferred stock dividends	$-	$-	$13	$-

Series D preferred stock dividends	11	-	23	-
Total preferred stock dividends	$11	$-	$36	$-

Capital Contributions to Subsidiaries

LNC made capital contributions to subsidiaries of zero and $5 million for the three and six months ended June 30, 2023, respectively, compared to $65 million for the corresponding periods in 2022.

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

Details underlying return of capital to common stockholders (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Dividends to common stockholders	$76	$77	$152	$157
Repurchase of common stock	-	100	-	500
Total cash returned to common stockholders	$76	$177	$152	$657

Number of shares repurchased	-	1.8	-	7.6

Alternative Sources of Liquidity

Inter-Company Cash Management Program

To promote effective short-term cash management strategies, we utilize an inter-company cash management program between LNC and participating subsidiaries where each entity can lend to or borrow from the holding company to meet short-term borrowing needs. As of June 30, 2023, the holding company did not have an outstanding balance. Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions. For our Indiana-domiciled insurance subsidiary, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC.

Facility Agreement for Senior Notes Issuance

LNC entered into a facility agreement in 2020 with a Delaware trust that gives LNC the right over a 10-year period to issue, from time to time, up to $500 million of 2.330% senior notes to the trust in exchange for a corresponding amount of U.S. Treasury securities held by the trust. By agreeing to purchase the 2.330% senior notes in exchange for U.S. Treasury securities upon exercise of the issuance right, the trust will provide a source of liquid assets for the Company. The issuance right will be exercised automatically in full upon our failure to make certain payments to the trust, if the failure to pay is not cured within 30 days, or upon certain bankruptcy events involving LNC. We are also required to exercise the issuance right in full if our consolidated stockholders’ equity (excluding AOCI) falls below a minimum threshold (which was $2.75 billion as of June 30, 2023, and is subject to adjustment from time to time in certain cases) and upon certain other events described in the facility agreement. For additional information, see Note 12 in our 2022 Form 10-K/A, as updated by the May 2023 Form 8-K.

Federal Home Loan Bank

Our primary insurance subsidiary, LNL, is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of June 30, 2023, LNL had an estimated maximum borrowing capacity of $7.0 billion under the FHLBI facility and maximum available borrowing based on qualifying assets of $5.4 billion. As of June 30, 2023, LNL had outstanding borrowings of $2.2 billion under this facility reported within payables for collateral on investments on the Consolidated Balance Sheets. Lincoln Life & Annuity Company of New York (“LLANY”) is a member of the Federal Home Loan Bank of New York (“FHLBNY”) with an estimated maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of June 30, 2023, LLANY had no outstanding borrowings under this facility. For additional information, see “Payables for Collateral on Investments” in Note 4.

Securities Lending Programs and Repurchase Agreements

Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements. As of June 30, 2023, our insurance subsidiaries had securities pledged under securities lending agreements with a carrying value of $290 million. In addition, our insurance and reinsurance subsidiaries had access to $2.25 billion through committed repurchase agreements, of which $25 million was utilized as of June 30, 2023. The cash received in our securities lending programs and repurchase agreements is typically invested in cash and invested cash or fixed maturity AFS securities. For additional information, see “Payables for Collateral on Investments” in Note 4.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net collateral payable position) and posted with counterparties (when we are in a net collateral receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of June 30, 2023, we were in a net collateral payable position of $4.3 billion compared to $3.1 billion as of December 31, 2022. In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty. If we do not have sufficient high-quality securities or cash and invested cash to provide as collateral, we have committed liquidity sources through facilities that can provide up to $1.25 billion of additional liquidity to help meet collateral needs. Access to such facilities is contingent upon interest rates having achieved certain threshold levels. In addition to these facilities, we have the facility agreement for senior notes issuance, the FHLB facilities and the repurchase agreements discussed above as well as the five-year revolving credit facility discussed in Note 12 in our 2022 Form 10-K/A, as updated by the May 2023 Form 8-K, to leverage that would be eligible for collateral posting. For additional information, see “Credit Risk” in Note 5.

Ratings

Financial Strength Ratings

See “Part I – Item 1. Business – Financial Strength Ratings” in our 2022 Form 10-K/A for information on our financial strength ratings.

Credit Ratings

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Ratings” in our 2022 Form 10-K/A for information on our credit ratings.

If our current financial strength ratings or credit ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity. For the majority of our derivative counterparties, there is a termination event with respect to LNC if its long-term senior debt ratings drop below BBB-/Baa3 (S&P/Moody’s); or with respect to LNL if its financial strength ratings drop below BBB-/Baa3 (S&P/Moody’s). Our long-term senior debt held a rating of BBB+/Baa1 (S&P/Moody’s) as of June 30, 2023. In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products. See “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2022 Form 10-K/A for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that considers diversification. We have exposures to several market risks including interest rate risk, equity market risk, credit risk and, to a lesser extent, foreign currency exchange risk. The MD&A included in our 2022 Form 10-K/A, as updated by the May 2023 Form 8-K, contains a detailed discussion of our quantitative and qualitative disclosures about market risk. Set forth below are material updates to the disclosure contained in “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Form 10-K/A, as updated by the May 2023 Form 8-K, which should be read in conjunction with that disclosure.

Market Risk Related to Certain Variable Annuity and Fixed Indexed Annuity Products

Our variable annuity and fixed indexed annuity contracts are exposed to market risks related to changes in the assumptions used in the original pricing of these products, including equity market, interest rate, and non-market actuarial assumptions. For additional information, see Note 9. We manage our exposure to market risks created by these fluctuations through a combination of product design elements and our hedge program. In addition, we utilize reinsurance to mitigate risk. For additional information, see Note 9 and “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reinsurance” in our 2022 Form 10-K/A, as updated by the May 2023 Form 8-K. Certain variable annuity GLB and GDB riders are accounted for as MRBs and recorded at fair value. For more information on the market risk sensitivities associated with MRBs, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Market Risk Benefits.”

Interest Rate Risk

Interest rate risk is the risk of financial loss due to adverse changes in the value of assets and liabilities due to movements in interest rates. We are exposed to interest rate risk arising from our fixed maturity securities and interest rate sensitive liabilities.

With respect to accumulation and investment-oriented products, we seek to earn a stable and profitable spread, or margin, between investment income we earn on our investments and interest credited to the account balances of our policyholders. If we have adverse experience on investments that cannot be passed on to customers, our spreads are reduced. The combination of a probable range of interest rate changes over the next 12 months, asset-liability management strategies, flexibility in adjusting policy crediting rate levels and protection afforded by policy surrender charges all work together to mitigate this risk. The interest rate scenarios of concern are those in which there is a substantial, relatively prolonged decrease in interest rates that is sustained over a long period or a rapid increase in interest rates. For additional information, see “Part II – Item 7A. Quantitative and Qualitive Disclosures About Market Risk – Interest Rate Risk” in our 2022 Form 10-K/A, as updated by the May 2023 Form 8-K.

Effect of Interest Rate Sensitivity

The following table presents our estimate of the effect on income (loss) from operations by segment (in millions) for the next 12-month period if the level of interest rates were to instantaneously increase or decrease by 1% and remain at those levels immediately after June 30, 2023, relative to interest rates remaining flat.

	1%	1%
	Increase	Decrease
Life Insurance	$8	$(8)
Annuities (1)	(21)	21
Group Protection	4	(4)
Retirement Plan Services	(1)	(3)
Other Operations	(7)	7
Income (loss) from operations	$(17)	$13

(1)Includes the impact on bond funds in our separate accounts, which move in the opposite direction of interest rates.

We have updated estimated impacts to income (loss) from operations for changes primarily related to new money rates. For purposes of this estimate, we assumed asset purchases are made at prevailing new money rates and exclude the impact of new business, persistency, hedge program performance or customer behavior caused by the interest rate changes.

Item 4. Controls and Procedures

Conclusions Regarding Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period required by this report, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of June 30, 2023, as a result of the material weakness disclosed in our 2022 Form 10-K/A.

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

Our management has monitored the effectiveness of these and other processes, procedures and controls and these controls have functioned or are functioning now as part of the reinsurance transaction with Fortitude Re described in Note 8 and announced on May 2, 2023. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We are on track with our plan to complete our testing procedures and complete remediation of this material weakness prior to the end of 2023.

Changes in Internal Control Over Financial Reporting

Except for the implementation of the remediation steps described above, there have not been any material changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to In re: Lincoln National COI Litigation and In re: Lincoln National 2017 COI Rate Litigation, both previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2022 (“2022 Form 10-K/A”) and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (“First Quarter 2023 Form 10-Q”). The court granted preliminary approval of the settlement on June 14, 2023, and a hearing is scheduled on October 4, 2023, to determine whether final court approval of the settlement will be granted.

Reference is made to Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, previously disclosed in our 2022 Form 10-K/A. On April 19, 2023, Lincoln Life & Annuity Company of New York (“LLANY”) filed a motion for summary judgment, which remains pending.

Reference is made to Brighton Trustees, LLC, et al. v. The Lincoln National Life Insurance Company, previously disclosed in our First Quarter 2023 Form 10-Q. On June 12, 2023, the U.S. District Court for the Northern District of Indiana granted a motion filed by The Lincoln National Life Insurance Company (“LNL”) to transfer the case to the U.S. District Court for the Eastern District of Pennsylvania.

Reference is made to Andrew Nitkewicz v. Lincoln Life & Annuity Company of New York, previously disclosed in our 2022 Form 10-K/A. With respect to the question that has been certified to the New York Court of Appeals, briefing is complete and oral argument is scheduled for September 12, 2023.

Reference is made to Henry Morgan et al. v. Lincoln National Corporation d/b/a Lincoln Financial Group, et al, previously disclosed in our First Quarter 2023 Form 10-Q. On May 8, 2023, the Lincoln defendants (Lincoln National Corporation d/b/a Lincoln Financial Group, LNL and LLANY) and the Fidelity defendants (FMR, LLC, and Fidelity Product Services, LLC) filed motions to dismiss, which remain pending.

See Note 14 in “Part I – Item 1. Financial Statements” for further discussion regarding these matters and other contingencies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following summarizes purchases of equity securities by the Company during the quarter ended June 30, 2023 (dollars in millions, except per share data):

			(c) Total Number	(d) Approximate Dollar
	(a) Total		of Shares	Value of Shares
	Number	(b) Average	Purchased as Part of	that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs (1)	Plans or Programs (1)
4/1/23 – 4/30/23	-	$-	-	$714

5/1/23 – 5/31/23	-	-	-	714

6/1/23 – 6/30/23	-	-	-	714

(1)On November 10, 2021, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.5 billion.  As of June 30, 2023, our remaining security repurchase authorization was $714 million. The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchases depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital. Our stock repurchases may be effected from time to time through open market purchases or in privately negotiated transactions and may be made pursuant to an accelerated share repurchase agreement or Rule 10b5-1 plan.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 139, which is incorporated herein by reference.

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended June 30, 2023

3.1

Amended and Restated Bylaws of the Company, effective May 25, 2023, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (file No. 1-6028) filed with the Securities and Exchange Commission (“SEC”) on May 26, 2023.

10.1

Amendment No. 2 to the LNC Executives’ Severance Benefits Plan (effective May 12, 2023), incorporated by reference to

Exhibit 10.1 to the Company’s Form 8-K (file No. 1-6028) filed with the SEC on May 12, 2023.*

10.2

Amendment No. 2 to the Lincoln National Corporation 2020 Incentive Compensation Plan (effective May 25, 2023), incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (file No. 1-6028) filed with the SEC on May 26, 2023.*

10.3

Third Amendment to Amended and Restated Credit Agreement, entered into as of June 30, 2023, by and among LNC, as a borrower, the other Account Parties signatory thereto, the banks signatory thereto, and Bank of America, N.A., as Administrative Agent, is filed herewith.

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
Dated: August 3, 2023