Form 10-Q
period 2023-09-30
LINCOLN NATIONAL CORP
filed 2023-11-02
CIK 59558

__________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

Yes ☐No ☒

As of October 30, 2023, there were 169,661,872 shares of the registrant’s common stock outstanding.

_________________________________________________________________________________________________________

Lincoln National Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of	As of
	September 30,	December 31,
	2023	2022

	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2023 - $112,034; 2022 - $111,707; allowance for credit losses: 2023 - $21; 2022 - $22)	$97,804	$99,736
Trading securities	2,788	3,498
Equity securities	383	427
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2023 - $315; 2022 - $487)	18,751	18,301
Policy loans	2,428	2,359
Derivative investments	5,790	3,594
Other investments	4,551	3,739
Total investments	132,495	131,654
Cash and invested cash	2,529	3,343
Deferred acquisition costs, value of business acquired and deferred sales inducements	12,341	12,235
Reinsurance recoverables, net of allowance for credit losses	18,389	19,443
Market risk benefit assets	4,108	2,807
Accrued investment income	1,372	1,253
Goodwill	1,144	1,144
Other assets	20,223	18,802
Separate account assets	145,810	143,536
Total assets	$338,411	$334,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Policyholder account balances	$117,210	$114,435
Future contract benefits	39,362	38,826
Market risk benefit liabilities	1,385	2,078
Deferred front-end loads	5,653	5,052
Payables for collateral on investments	8,046	6,712
Short-term debt	-	500
Long-term debt	5,905	5,955
Other liabilities	11,841	12,021
Separate account liabilities	145,810	143,536
Total liabilities	335,212	329,115

Contingencies and Commitments (See Note 15)

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized:
Series C preferred stock – 20,000 shares authorized, issued and outstanding
as of September 30, 2023, and December 31, 2022	493	493
Series D preferred stock – 20,000 shares authorized, issued and outstanding
as of September 30, 2023, and December 31, 2022	493	493
Common stock – 800,000,000 shares authorized; 169,658,271 and 169,220,511 shares
issued and outstanding as of September 30, 2023, and December 31, 2022, respectively	4,591	4,544
Retained earnings	6,102	5,924
Accumulated other comprehensive income (loss)	(8,480)	(6,352)
Total stockholders’ equity	3,199	5,102
Total liabilities and stockholders’ equity	$338,411	$334,217

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions, except per share data)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Insurance premiums	$1,566	$1,548	$4,757	$4,523
Fee income	1,363	1,381	4,107	4,249
Net investment income	1,494	1,295	4,468	4,105
Realized gain (loss)	(453)	249	(3,066)	1,531
Amortization of deferred gain on business sold through reinsurance	15	10	34	31
Other revenues	218	189	646	530
Total revenues	4,203	4,672	10,946	14,969
Expenses
Benefits	2,152	2,149	6,635	6,259
Interest credited	831	726	2,424	2,133
Market risk benefit (gain) loss	(1,428)	(798)	(2,832)	(1,679)
Policyholder liability remeasurement (gain) loss	159	2,692	(68)	2,818
Commissions and other expenses	1,335	1,280	3,970	3,741
Interest and debt expense	84	71	250	205
Spark program expense	36	44	101	118
Impairment of intangibles	-	634	-	634
Total expenses	3,169	6,798	10,480	14,229
Income (loss) before taxes	1,034	(2,126)	466	740
Federal income tax expense (benefit)	181	(350)	(17)	195
Net income (loss)	853	(1,776)	483	545
Other comprehensive income (loss), net of tax:
Unrealized investment gain (loss)	(2,896)	(5,055)	(1,635)	(19,207)
Market risk benefit non-performance risk gain (loss)	(844)	(150)	(742)	224
Policyholder liability discount rate remeasurement gain (loss)	364	549	274	2,070
Foreign currency translation adjustment	(6)	(13)	1	(33)
Funded status of employee benefit plans	6	9	(26)	22
Total other comprehensive income (loss), net of tax	(3,376)	(4,660)	(2,128)	(16,924)
Comprehensive income (loss)	$(2,523)	$(6,436)	$(1,645)	$(16,379)

Net Income (Loss) Available to Common Stockholders
Net income (loss)	$853	$(1,776)	$483	$545
Preferred stock dividends declared	(34)	-	(71)	-
Deferred units of LNC stock in our deferred compensation plans	-	(1)	(2)	(8)
Net income (loss) available to common stockholders	$819	$(1,777)	$410	$537

Net Income (Loss) Per Common Share
Basic	$4.82	$(10.46)	$2.43	$3.18
Diluted	4.79	(10.47)	2.40	3.10

Cash Dividends Declared Per Preferred Share
Series C preferred stock	$1,156.25	$-	$1,792.19	$-
Series D preferred stock	562.50	-	1,743.75	-

Cash Dividends Declared Per Common Share	$0.45	$0.45	$1.35	$1.35

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in millions)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Preferred Stock
Balance as of beginning-of-period	$986	$-	$986	$-
Balance as of end-of-period	986	-	986	-

Common Stock
Balance as of beginning-of-period	4,575	4,546	4,544	4,735
Stock compensation/issued for benefit plans	16	15	47	30
Retirement of common stock/cancellation of shares	-	(27)	-	(231)
Balance as of end-of-period	4,591	4,534	4,591	4,534

Retained Earnings
Balance as of beginning-of-period	5,362	7,065	5,924	5,196
Net income (loss)	853	(1,776)	483	545
Retirement of common stock	-	(23)	-	(319)
Preferred stock dividends declared	(34)	-	(71)	-
Common stock dividends declared	(79)	(77)	(234)	(233)
Balance as of end-of-period	6,102	5,189	6,102	5,189

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	(5,104)	(2,280)	(6,352)	9,984
Other comprehensive income (loss), net of tax	(3,376)	(4,660)	(2,128)	(16,924)
Balance as of end-of-period	(8,480)	(6,940)	(8,480)	(6,940)
Total stockholders’ equity as of end-of-period	$3,199	$2,783	$3,199	$2,783

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	For the Nine
	Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$483	$545
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Realized (gain) loss	3,066	(1,531)
Market risk benefit (gain) loss	(2,832)	(1,679)
Sales and maturities (purchases) of trading securities, net	703	163
Amortization of deferred gain on business sold through reinsurance	(34)	(31)
Impairment of intangibles	-	634
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads	495	365
Accrued investment income	(77)	(80)
Insurance liabilities and reinsurance-related balances	(1,804)	4,463
Accrued expenses	(19)	(407)
Federal income tax accruals	(17)	249
Other	(170)	324
Net cash provided by (used in) operating activities	(206)	3,015
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(8,248)	(12,008)
Sales of available-for-sale securities and equity securities	2,838	1,196
Maturities of available-for-sale securities	4,086	4,333
Purchases of alternative investments	(426)	(484)
Sales and repayments of alternative investments	103	383
Issuance of mortgage loans on real estate	(1,377)	(1,924)
Repayment and maturities of mortgage loans on real estate	908	1,872
Repayment (issuance) of policy loans, net	(72)	17
Net change in collateral on investments, certain derivatives and related settlements	(205)	(3,155)
Other	(227)	(93)
Net cash provided by (used in) investing activities	(2,620)	(9,863)
Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(500)	(300)
Issuance of long-term debt, net of issuance costs	-	296
Payment related to sale-leaseback transactions	(63)	(52)
Proceeds from certain financing arrangements	65	53
Payment related to certain financing arrangements	(35)	-
Deposits of fixed account balances	11,129	11,845
Withdrawals of fixed account balances	(7,759)	(5,435)
Transfers from (to) separate accounts, net	(519)	101
Common stock issued for benefit plans	(6)	(15)
Repurchase of common stock	-	(550)
Dividends paid to preferred stockholders	(71)	-
Dividends paid to common stockholders	(229)	(234)
Other	-	(1)
Net cash provided by (used in) financing activities	2,012	5,708
Net increase (decrease) in cash, invested cash and restricted cash	(814)	(1,140)
Cash, invested cash and restricted cash as of beginning-of-year	3,343	2,612
Cash, invested cash and restricted cash as of end-of-period	$2,529	$1,472

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations

Lincoln National Corporation and its subsidiaries (“LNC” or the “Company,” which also may be referred to as “we,” “our” or “us”) operate multiple insurance businesses through four business segments: Annuities, Life Insurance, Group Protection and Retirement Plan Services. In addition, we include financial data for operations that are not directly related to our business segments in Other Operations. The collective group of businesses uses “Lincoln Financial Group” as its marketing identity. Through our business segments, we sell a wide range of wealth accumulation, wealth protection, group protection and retirement income products and solutions. These products primarily include fixed and variable annuities, fixed indexed annuities, indexed variable annuities, also referred to as registered index-linked annuities (“RILA”), universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL and VUL, indexed universal life insurance (“IUL”), term life insurance, group life, disability and dental and employer-sponsored retirement plans and services. For more information on our segments and the products and solutions we provide, see Note 17.

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Interim results for the nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023. All material inter-company accounts and transactions have been eliminated in consolidation.

Certain amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the presentation adopted in the current period.

We present disaggregated disclosures in the Notes below for long-duration insurance balances, applying the level of aggregation by reportable segment as follows:

Reportable Segment	Level of Aggregation
Annuities	Variable Annuities
Fixed Annuities
Payout Annuities
Life Insurance	Traditional Life
UL and Other
Group Protection	Group Protection
Retirement Plan Services	Retirement Plan Services

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

Fixed Maturity Available-For-Sale Securities – Fair Valuation Methodologies and Associated Inputs

Securities classified as available-for-sale (“AFS”) consist of fixed maturity securities and are stated at fair value with unrealized gains and losses included within accumulated other comprehensive income (loss) (“AOCI”), net of the effect on future contract benefits and policyholder account balances that would result from the realization of the unrealized gains and losses. We measure the fair value of our securities classified as fixed maturity AFS based on assumptions used by market participants in pricing the security. The most appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity security, and we consistently apply the valuation methodology to measure the security’s fair value. Our fair value measurement is based on a market approach that utilizes prices and other relevant information generated by market transactions involving identical or comparable securities. Sources of inputs to the market approach primarily include third-party pricing services, independent broker quotations or pricing matrices. We do not adjust prices received from third parties; however, we do analyze the third-party pricing services’ valuation methodologies and related inputs and perform additional evaluation to determine the appropriate level within the fair value hierarchy.

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

•The current and expected timing of contractual maturities of our assets and liabilities, expectations of prepayments on investments and expectations for surrenders and withdrawals of annuity contracts and life insurance policies;

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

In periods subsequent to the recognition of a credit loss impairment through a credit loss allowance, we continue to reassess the expected cash flows of the debt security at each subsequent measurement date as necessary. If the measurement of credit loss changes, we recognize a provision for (or reversal of) credit loss expense through realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss), limited by the amount that amortized cost exceeds fair value. Losses are charged against the allowance for credit losses when management believes the uncollectibility of a debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest on debt securities is written-off through net investment income on the Consolidated Statements of Comprehensive Income (Loss) when deemed uncollectible.

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

Mortgage Loans on Real Estate

Mortgage loans on real estate consist of commercial and residential mortgage loans and are generally carried at unpaid principal balances adjusted for amortization of premiums and accretion of discounts and are net of allowance for credit losses. We carry certain mortgage loans associated with modified coinsurance agreements at fair value where the fair value option has been elected. Interest income is accrued on the principal balance of the loan based on the loan’s contractual interest rate. Premiums and discounts are amortized using the effective yield method over the life of the loan. Interest income and amortization of premiums and discounts are reported in net investment income on the Consolidated Statements of Comprehensive Income (Loss) along with mortgage loan fees, which are recorded as they are incurred.

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

Derivative Instruments

We hedge certain portions of our exposure to interest rate risk, foreign currency exchange risk, equity market risk, basis risk, commodity risk and credit risk by entering into derivative transactions. Our derivative instruments are recognized as either assets or liabilities on the Consolidated Balance Sheets at estimated fair value. We have master netting agreements with each of our derivative counterparties that allow for the netting of our derivative asset and liability positions by counterparty. We categorize derivatives into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique as discussed above in “Fair Value Measurement.” The accounting for changes in the estimated fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument based upon the exposure being hedged: as a cash flow hedge or a fair value hedge.

For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of AOCI and reclassified into net income in the same period or periods during which the hedged transaction affects net income. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in net income during the period of change in estimated fair values. For derivative instruments not designated as hedging instruments, but that are economic hedges, the gain or loss is recognized in net income.

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

DAC, VOBA, DSI and DFEL

Acquisition costs directly related to successful contract acquisitions or renewals of annuities, UL, VUL, traditional life insurance, group life and disability insurance, and other investment contracts have been deferred (i.e., DAC). Such acquisition costs are capitalized in the period they are incurred and primarily include commissions, certain bonuses, a portion of total compensation and benefits of certain employees involved in the acquisition process and medical and inspection fees. VOBA is an intangible asset that reflects the estimated fair value of in-force contracts in a life insurance company acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the business in force at the acquisition date. Bonus credits and excess interest for dollar cost averaging contracts are considered DSI and reported in deferred acquisition costs, value of business acquired and deferred sales inducements on the Consolidated Balance Sheets. Contract sales charges that are collected in the early years of an insurance contract are deferred and reported as deferred front-end loads (i.e., DFEL) on the Consolidated Balance Sheets.

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

The following provides a summary of our DAC, VOBA, DSI and DFEL amortization basis and expected amortization period by reportable segment:

Reportable Segment	Amortization Basis	Expected Amortization Period
Annuities	Total deposits paid to date on policies in force	Between 30 to 40 years
Life Insurance	Policy count of policies in force	On average 60 years
Group Protection	Group certificate contracts in force	4 years
Retirement Plan Services	Lives in force	Between 40 to 50 years

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

MRBs are valued based on a stochastic projection of risk-neutral scenarios that incorporate a spread reflecting our non-performance risk. Ceded MRBs are valued based on a stochastic projection of risk-neutral scenarios that incorporate a spread reflecting our counterparties’ non-performance risk. The scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant and include assumptions for capital markets, policyholder behavior (e.g., policy lapse, rider utilization, etc.) mortality, risk margin and administrative expenses. These assumptions are based on a combination of historical data and actuarial judgments. During the third quarter of each year, we conduct our comprehensive review of the actuarial assumptions and projection models used in estimating these MRBs and update these assumptions on a prospective basis as needed. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update. The assumptions for our own non-performance risk and our counterparties’ non-performance risk for MRBs and ceded MRBs, respectively, are determined at each valuation date and reflect our and our counterparties’ risks of not fulfilling the obligations of the underlying liability. The spread for the non-performance risk is added to the discount rates used in determining the fair value from the net cash flows. For information on fair value inputs, see Note 14.

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

The following table summarizes the changes in DAC, VOBA and DSI, pre-tax, (in millions) due to the adoption of ASU 2018-12 and reconciles this balance to the Consolidated Balance Sheets:

		Impact from
	Balance	Removal of	Balance
	Pre-Adoption	Shadow	Post-Adoption
	December 31,	Balances	January 1,
	2020	from AOCI	2021
DAC
Variable Annuities	$3,518	$52	$3,570
Fixed Annuities	264	215	479
Traditional Life	1,082	-	1,082
UL and Other	394	5,031	5,425
Group Protection	187	-	187
Retirement Plan Services	120	112	232
Total DAC	5,565	5,410	10,975

VOBA
Fixed Annuities	-	23	23
Traditional Life	67	-	67
UL and Other	180	630	810
Total VOBA	247	653	900

DSI (1)
Variable Annuities	148	2	150
Fixed Annuities	17	13	30
UL and Other	35	-	35
Retirement Plan Services	13	1	14
Total DSI	213	16	229
Total DAC, VOBA and DSI	$6,025	$6,079	$12,104

(1)Pre-adoption DSI balance was previously reported in other assets on the Consolidated Balance Sheets.

The following table summarizes the changes in DFEL, pre-tax, (in millions) due to the adoption of ASU 2018-12 and reconciles this balance to the Consolidated Balance Sheets:

		Impact from
	Balance	Removal of	Balance
	Pre-Adoption	Shadow	Post-Adoption
	December 31,	Balances	January 1,
	2020	from AOCI	2021
DFEL (1)
Variable Annuities	$288	$5	$293
UL and Other	113	3,185	3,298
Total DFEL	$401	$3,190	$3,591

(1)Pre-adoption DFEL balance was previously reported in other contract holder funds on the Consolidated Balance Sheets.

The following table summarizes the changes in future contract benefits, pre-tax, (in millions) due to the adoption of ASU 2018-12 and reconciles this balance to the Consolidated Balance Sheets:

		Impact from	Single-A
	Balance	Removal of	Discount	Cumulative	Balance
	Pre-Adoption	Shadow	Rate	Effect to	Post-Adoption
	December 31,	Balances	Measurement	Retained	January 1,
	2020 (1)	from AOCI	in AOCI	Earnings	2021
LFPB
Payout Annuities	$2,314	$(105)	$415	$44	$2,668
Traditional Life	3,483	-	943	-	4,426
Liability for Future Claims
Group Protection	5,422	-	517	-	5,939
Additional Liabilities for Other
Insurance Benefits
UL and Other	13,649	(1,515)	-	174	12,308
Other Operations (2)	10,463	(80)	2,913	626	13,922
Other (3)	3,565	-	-	-	3,565
Total future contract benefits	$38,896	$(1,700)	$4,788	$844	$42,828

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

The following table summarizes the changes in reinsurance recoverables, pre-tax, (in millions) due to the adoption of ASU 2018-12 and reconciles this balance to the Consolidated Balance Sheets:

		Single-A
	Balance	Discount	Cumulative	Balance
	Pre-Adoption	Rate	Effect to	Post-Adoption
	December 31,	Measurement	Retained	January 1,
	2020 (1)	in AOCI	Earnings	2021
Reinsured LFPB
Payout Annuities	$2	$-	$-	$2
Traditional Life	755	151	-	906
Reinsured Liability for Future
Claims
Group Protection	148	14	-	162
Reinsured Additional Liabilities
for Other Insurance Benefits
UL and Other	335	-	(3)	332
Reinsured Other Operations (2)	14,320	2,266	610	17,196
Reinsured Other (3)	790	-	-	790
Total reinsurance recoverables	$16,350	$2,431	$607	$19,388

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

The following summarizes the effect of the adoption of ASU 2018-12 (in millions) on certain financial statement line items within the previously reported Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended September 30, 2022
		Adoption
	As	of New
	Previously	Accounting	As
	Reported (1)	Standard	Adjusted
Fee income	$1,527	$(146)	$1,381
Realized gain (loss)	212	37	249
Total revenues	4,781	(109)	4,672
Benefits	5,103	(2,954)	2,149
Interest credited	722	4	726
Market risk benefit (gain) loss	-	(798)	(798)
Policyholder liability remeasurement (gain) loss	-	2,692	2,692
Commissions and other expenses	1,355	(75)	1,280
Total expenses	7,929	(1,131)	6,798
Income (loss) before taxes	(3,148)	1,022	(2,126)
Federal income tax expense (benefit)	(565)	215	(350)
Net income (loss)	(2,583)	807	(1,776)
Unrealized investment gain (loss)	(4,287)	(768)	(5,055)
Market risk benefit non-performance risk gain (loss)	-	(150)	(150)
Policyholder liability discount rate remeasurement gain (loss)	-	549	549
Total other comprehensive income (loss), net of tax	(4,291)	(369)	(4,660)
Comprehensive income (loss)	(6,874)	438	(6,436)
Net income (loss) per common share:
Basic	(15.22)	4.76	(10.46)
Diluted	(15.23)	4.76	(10.47)

	For the Nine Months Ended September 30, 2022
		Adoption
	As	of New
	Previously	Accounting	As
	Reported (1)	Standard	Adjusted
Fee income	$4,601	$(352)	$4,249
Realized gain (loss)	752	779	1,531
Total revenues	14,542	427	14,969
Benefits	10,561	(4,302)	6,259
Interest credited	2,125	8	2,133
Market risk benefit (gain) loss	-	(1,679)	(1,679)
Policyholder liability remeasurement (gain) loss	-	2,818	2,818
Commissions and other expenses	3,714	27	3,741
Total expenses	17,358	(3,129)	14,229
Income (loss) before taxes	(2,816)	3,556	740
Federal income tax expense (benefit)	(552)	747	195
Net income (loss)	(2,264)	2,809	545
Unrealized investment gain (loss)	(15,058)	(4,149)	(19,207)
Market risk benefit non-performance risk gain (loss)	-	224	224
Policyholder liability discount rate remeasurement gain (loss)	-	2,070	2,070
Total other comprehensive income (loss), net of tax	(15,069)	(1,855)	(16,924)
Comprehensive income (loss)	(17,333)	954	(16,379)
Net income (loss) per common share:
Basic	(13.18)	16.36	3.18
Diluted	(13.23)	16.33	3.10

(1)The amounts as previously reported were derived from Note 23 in our 2022 Form 10-K/A.

The following summarizes the effect of the adoption of ASU 2018-12 (in millions) on certain financial statement line items within the previously reported Consolidated Statements of Stockholders’ Equity:

	For the Three Months Ended September 30, 2022
		Adoption
	As	of New
	Previously	Accounting	As
	Reported (1)	Standard	Adjusted
Retained earnings balance as of beginning-of-period	$9,445	$(2,380)	$7,065
Net income (loss)	(2,583)	807	(1,776)
Retained earnings balance as of end-of-period	6,762	(1,573)	5,189
Accumulated other comprehensive income (loss) balance
as of beginning-of-period	(4,337)	2,057	(2,280)
Other comprehensive income (loss), net of tax	(4,291)	(369)	(4,660)
Accumulated other comprehensive income (loss) balance
as of end-of-period	(8,628)	1,688	(6,940)
Total stockholders’ equity as of end-of-period	2,668	115	2,783

	For the Nine Months Ended September 30, 2022
		Adoption
	As	of New
	Previously	Accounting	As
	Reported (1)	Standard	Adjusted
Retained earnings balance as of beginning-of-year	$9,578	$(4,382)	$5,196
Net income (loss)	(2,264)	2,809	545
Retained earnings balance as of end-of-period	6,762	(1,573)	5,189
Accumulated other comprehensive income (loss) balance
as of beginning-of-year	6,441	3,543	9,984
Other comprehensive income (loss), net of tax	(15,069)	(1,855)	(16,924)
Accumulated other comprehensive income (loss) balance
as of end-of-period	(8,628)	1,688	(6,940)
Total stockholders’ equity as of end-of-period	2,668	115	2,783

(1)The amounts as previously reported were derived from Note 23 in our 2022 Form 10-K/A.

The following summarizes the effect of the adoption of ASU 2018-12 (in millions) on certain financial statement line items within the previously reported Consolidated Statements of Cash Flows:

	For the Nine Months Ended September 30, 2022
		Adoption
	As	of New
	Previously	Accounting	As
	Reported (1)	Standard	Adjusted
Net income (loss)	$(2,264)	$2,809	$545
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Realized (gain) loss	(752)	(779)	(1,531)
Market risk benefit (gain) loss	-	(1,679)	(1,679)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales
inducements and deferred front-end loads	74	291	365
Insurance liabilities and reinsurance-related balances (2)	5,872	(1,409)	4,463
Accrued expenses	(402)	(5)	(407)
Federal income tax accruals	(498)	747	249
Other (2)	299	25	324

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

4. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of fixed maturity AFS securities (in millions) were as follows:

	As of September 30, 2023
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$88,326	$447	$12,763	$9	$76,001
U.S. government bonds	418	3	48	-	373
State and municipal bonds	5,247	67	544	-	4,770
Foreign government bonds	326	9	62	-	273
RMBS	2,192	18	276	6	1,928
CMBS	1,963	-	262	-	1,701
ABS	13,201	37	840	5	12,393
Hybrid and redeemable preferred securities	361	25	20	1	365
Total fixed maturity AFS securities	$112,034	$606	$14,815	$21	$97,804

	As of December 31, 2022
				Allowance
	Amortized	Gross Unrealized		for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Fixed maturity AFS securities:
Corporate bonds	$89,249	$787	$11,004	$9	$79,023
U.S. government bonds	405	5	31	-	379
State and municipal bonds	5,410	172	512	-	5,070
Foreign government bonds	348	17	47	-	318
RMBS	2,216	22	222	7	2,009
CMBS	1,917	3	246	-	1,674
ABS	11,797	38	926	5	10,904
Hybrid and redeemable preferred securities	365	25	30	1	359
Total fixed maturity AFS securities	$111,707	$1,069	$13,018	$22	$99,736

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of September 30, 2023, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,961	$3,917
Due after one year through five years	18,847	17,848
Due after five years through ten years	16,862	14,929
Due after ten years	55,008	45,088
Subtotal	94,678	81,782
Structured securities (RMBS, CMBS, ABS)	17,356	16,022
Total fixed maturity AFS securities	$112,034	$97,804

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of September 30, 2023
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$19,817	$1,528	$48,011	$11,235	$67,828	$12,763
U.S. government bonds	70	5	222	43	292	48
State and municipal bonds	1,357	42	1,655	502	3,012	544
Foreign government bonds	75	6	120	56	195	62
RMBS	613	46	1,119	230	1,732	276
CMBS	608	21	1,077	241	1,685	262
ABS	2,376	67	7,742	773	10,118	840
Hybrid and redeemable
preferred securities	60	3	116	17	176	20
Total fixed maturity AFS securities	$24,976	$1,718	$60,062	$13,097	$85,038	$14,815

Total number of fixed maturity AFS securities in an unrealized loss position						8,590

	As of December 31, 2022
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$59,929	$9,049	$7,094	$1,955	$67,023	$11,004
U.S. government bonds	261	25	27	6	288	31
State and municipal bonds	1,958	440	237	72	2,195	512
Foreign government bonds	130	19	58	28	188	47
RMBS	1,490	179	193	43	1,683	222
CMBS	1,224	156	320	90	1,544	246
ABS	6,715	552	3,326	374	10,041	926
Hybrid and redeemable
preferred securities	63	5	97	25	160	30
Total fixed maturity AFS securities	$71,770	$10,425	$11,352	$2,593	$83,122	$13,018

Total number of fixed maturity AFS securities in an unrealized loss position						8,175

(1)As of September 30, 2023, and December 31, 2022, we recognized $12 million and $6 million of gross unrealized losses, respectively, in OCI for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of September 30, 2023
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$10,439	$3,443	1,362
Six months or greater, but less than nine months	802	439	176
Nine months or greater, but less than twelve months	183	85	25
Twelve months or greater	5,386	4,036	1,057
Total	$16,810	$8,003	2,620

	As of December 31, 2022
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities (1)
Less than six months	$11,351	$3,659	1,500
Six months or greater, but less than nine months	4,411	2,226	650
Nine months or greater, but less than twelve months	447	302	74
Twelve months or greater	2	1	15
Total	$16,211	$6,188	2,239

(1)We may reflect a security in more than one aging category based on various purchase dates.

Our gross unrealized losses on fixed maturity AFS securities increased by $1.8 billion for the nine months ended September 30, 2023. Other than with respect to those certain fixed maturity AFS securities intended to be sold as part of the previously announced Fortitude Reinsurance Company Ltd. (“Fortitude Re”) reinsurance transaction (as discussed further below), we do not believe the unrealized loss position as of September 30, 2023, required an impairment recognized in earnings as: (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of September 30, 2023, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities. For additional information related to the intent to sell impairments, see “Impairments on Fixed Maturity AFS Securities” below.

As of September 30, 2023, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to rising interest rates and widening credit spreads since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of September 30, 2023, and December 31, 2022, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of September 30, 2023, and December 31, 2022, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.4 billion and $3.7 billion, respectively, and a fair value of $3.2 billion and $3.5 billion, respectively. Based upon the analysis discussed above, we believe that as of September 30, 2023, and December 31, 2022, we would have recovered the amortized cost of each corporate bond.

As of September 30, 2023, the unrealized losses associated with our MBS and ABS were attributable primarily to rising interest rates and widening credit spreads since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of September 30, 2023, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

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

	For the Three
	Months Ended
	September 30, 2023
	Corporate
	Bonds	RMBS	Other	Total
Balance as of beginning-of-period	$13	$6	$6	$25
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions for securities for which credit losses were not
previously recognized	1	-	-	1
Additions (reductions) for securities for which credit losses
were previously recognized	-	-	-	-
Reductions for securities charged-off	(5)	-	-	(5)
Balance as of end-of-period (2)	$9	$6	$6	$21

	For the Nine
	Months Ended
	September 30, 2023
	Corporate
	Bonds	RMBS	Other	Total
Balance as of beginning-of-year	$9	$7	$6	$22
Additions from purchases of PCD debt securities (1)	-	-	-	-
Additions for securities for which credit losses were not
previously recognized	21	-	-	21
Additions (reductions) for securities for which credit losses
were previously recognized	(2)	(1)	-	(3)
Reductions for securities disposed	(1)	-	-	(1)
Reductions for securities charged-off	(18)	-	-	(18)
Balance as of end-of-period (2)	$9	$6	$6	$21

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

(1)Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.

(2)As of September 30, 2023 and 2022, accrued investment income on fixed maturity AFS securities totaled $1.2 billion and $1.1 billion, respectively, and was excluded from the estimate of credit losses.

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of September 30, 2023			As of December 31, 2022
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$17,221	$1,555	$18,776	$17,003	$1,315	$18,318
30 to 59 days past due	-	24	24	19	23	42
60 to 89 days past due	-	13	13	-	6	6
90 or more days past due	-	44	44	-	33	33
Allowance for credit losses	(89)	(24)	(113)	(84)	(15)	(99)
Unamortized premium (discount)	(7)	40	33	(8)	36	28
Mark-to-market gains (losses) (1)	(27)	1	(26)	(27)	-	(27)
Total carrying value	$17,098	$1,653	$18,751	$16,903	$1,398	$18,301

(1)Represents the mark-to-market on certain mortgage loans on real estate for which we have elected the fair value option. See Note 14 for additional information.

Our commercial mortgage loan portfolio had the largest concentrations in California, which accounted for 28% and 27% of commercial mortgage loans on real estate as of September 30, 2023, and December 31, 2022, respectively, and Texas, which accounted for 9% of commercial mortgage loans on real estate as of September 30, 2023, and December 31, 2022.

As of September 30, 2023, our residential mortgage loan portfolio had the largest concentrations in California and New York, which accounted for 14% and 13% of residential mortgage loans on real estate, respectively. As of December 31, 2022, our residential mortgage loan portfolio had the largest concentrations in California and New Jersey, which accounted for 17% and 12% of residential mortgage loans on real estate, respectively.

As of September 30, 2023, and December 31, 2022, we had 89 and 73 residential mortgage loans, respectively, that were either delinquent or in foreclosure. As of September 30, 2023, and December 31, 2022, we had 66 and 49 residential mortgage loans in foreclosure, respectively, with an aggregate carrying value of $30 million and $21 million, respectively.

We adopted ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures as of January 1, 2023, and accordingly no longer identify certain debt modifications as troubled debt restructurings.  Losses from loan modifications for the three and nine months ended September 30, 2023, were less than $1 million and reported in realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

As of September 30, 2023, and December 31, 2022, there were three and two specifically identified impaired commercial mortgage loans, respectively, with an aggregate carrying value of $3 million and less than $1 million, respectively.

As of September 30, 2023, and December 31, 2022, there were 67 and 37 specifically identified impaired residential mortgage loans, respectively, with an aggregate carrying value of $34 million and $16 million, respectively.

Additional information related to impaired mortgage loans on real estate (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Average aggregate carrying value for impaired mortgage loans on real estate	$34	$13	$25	$16
Interest income recognized on impaired mortgage loans on real estate	-	-	-	-
Interest income collected on impaired mortgage loans on real estate	-	-	-	-

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows:

	As of September 30, 2023		As of December 31, 2022
	Nonaccrual		Nonaccrual
	with no		with no
	Allowance		Allowance
	for Credit		for Credit
	Losses	Nonaccrual	Losses	Nonaccrual
Commercial mortgage loans on real estate	$-	$-	$-	$-
Residential mortgage loans on real estate	-	47	-	34
Total	$-	$47	$-	$34

We use loan-to-value and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate. The amortized cost of commercial mortgage loans on real estate (dollars in millions) by year of origination and credit quality indicator was as follows:

	As of September 30, 2023
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	Greater	Coverage
	than 65%	Ratio	to 75%	Ratio	than 75%	Ratio	Total
Origination Year
2023	$936	1.87	$48	1.42	$-	-	$984
2022	1,766	2.06	88	2.06	1	1.13	1,855
2021	2,340	3.36	64	1.57	-	-	2,404
2020	1,231	3.20	11	1.50	-	-	1,242
2019	2,485	2.45	82	1.48	10	2.33	2,577
2018 and prior	7,999	2.42	152	1.59	1	1.67	8,152
Total	$16,757		$445		$12		$17,214

	As of December 31, 2022
		Debt-		Debt-		Debt-
		Service		Service		Service
	Less	Coverage	65%	Coverage	Greater	Coverage
	than 65%	Ratio	to 75%	Ratio	than 75%	Ratio	Total
Origination Year
2022	$1,769	2.06	$105	1.50	$2	1.45	$1,876
2021	2,354	3.05	72	1.53	-	-	2,426
2020	1,289	3.00	17	1.58	-	-	1,306
2019	2,685	2.18	81	1.50	29	1.58	2,795
2018	2,225	2.17	71	1.62	-	-	2,296
2017 and prior	6,184	2.44	131	1.75	-	-	6,315
Total	$16,506		$477		$31		$17,014

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate. The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of September 30, 2023
	Performing	Nonperforming	Total
Origination Year
2023	$359	$-	$359
2022	552	17	569
2021	477	14	491
2020	83	1	84
2019	103	12	115
2018 and prior	55	3	58
Total	$1,629	$47	$1,676

	As of December 31, 2022
	Performing	Nonperforming	Total
Origination Year
2022	$578	$5	$583
2021	527	6	533
2020	90	3	93
2019	119	18	137
2018	65	2	67
2017 and prior	-	-	-
Total	$1,379	$34	$1,413

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

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	For the Three
	Months Ended
	September 30, 2023
	Commercial	Residential	Total
Balance as of beginning-of-period	$82	$23	$105
Additions (reductions) from provision for credit loss expense (1)	7	1	8
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$89	$24	$113

	For the Nine
	Months Ended
	September 30, 2023
	Commercial	Residential	Total
Balance as of beginning-of-year	$84	$15	$99
Additions (reductions) from provision for credit loss expense (1)	5	9	14
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$89	$24	$113

	For the Three
	Months Ended
	September 30, 2022
	Commercial	Residential	Total
Balance as of beginning-of-period	$72	$9	$81
Additions (reductions) from provision for credit loss expense (1)	8	2	10
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$80	$11	$91

	For the Nine
	Months Ended
	September 30, 2022
	Commercial	Residential	Total
Balance as of beginning-of-year	$79	$17	$96
Additions (reductions) from provision for credit loss expense (1)	1	(6)	(5)
Additions from purchases of PCD mortgage loans on real estate	-	-	-
Balance as of end-of-period (2)	$80	$11	$91

(1)We recognized $(1) million and $1 million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the three months ended September 30, 2023 and 2022, respectively. We recognized $(2) million and $(1) million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the nine months ended September 30, 2023 and 2022, respectively.

(2)Accrued investment income on mortgage loans on real estate totaled $54 million and $50 million as of September 30, 2023 and 2022, respectively, and was excluded from the estimate of credit losses.

Alternative Investments

As of September 30, 2023, and December 31, 2022, alternative investments included investments in 348 and 337 different partnerships, respectively, and represented approximately 2% of total investments.

Impairments on Fixed Maturity AFS Securities

Details underlying intent to sell impairments and credit loss benefit (expense) incurred that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Intent to Sell Impairments (1)
Fixed maturity AFS securities:
Corporate bonds	$(422)	$-	$(941)	$-
State and municipal bonds	(28)	-	(48)	-
RMBS	(9)	-	(28)	-
CMBS	(5)	-	(36)	-
ABS	(2)	-	(37)	-
Hybrid and redeemable preferred securities	(1)	-	(1)	-
Total intent to sell impairments	$(467)	$-	$(1,091)	$-

Credit Loss Benefit (Expense)
Fixed maturity AFS securities:
Corporate bonds	$(1)	$-	$(18)	$(2)
RMBS	-	(2)	1	(4)
ABS	-	(3)	-	(5)
Total credit loss benefit (expense)	$(1)	$(5)	$(17)	$(11)

(1)Represents impairment of certain fixed maturity AFS securities in an unrealized loss position, resulting from the Company’s intent to sell these securities as part of the previously announced Fortitude Re reinsurance transaction. Within the investment portfolio anticipated to be sold in the transaction, there are additional fixed maturity AFS securities in an unrealized gain position of approximately $208 million pre-tax as of September 30, 2023. Pursuant to the applicable accounting guidance, the Company impaired the securities in a loss position down to fair market value upon entry into the agreement in the second quarter and recognized additional impairment on certain of these securities during the third quarter due to higher interest rates. The Company will recognize a gain for any securities in an unrealized gain position at the time when the transaction closes. See Note 8 for additional information.

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on the Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of September 30, 2023		As of December 31, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable for derivative investments (1)	$4,836	$4,836	$3,284	$3,284
Securities pledged under securities lending agreements (2)	290	280	298	287
Investments pledged for FHLBI (3)	2,920	3,860	3,130	3,925
Total payables for collateral on investments	$8,046	$8,976	$6,712	$7,496

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

We have repurchase agreements through which we can obtain liquidity by pledging securities. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our repurchase program is typically invested in fixed maturity AFS securities. As of September 30, 2023, and December 31, 2022, we were not participating in any open repurchase agreements.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Nine
	Months Ended
	September 30,
	2023	2022
Collateral payable for derivative investments	$1,552	$(2,140)
Securities pledged under securities lending agreements	(8)	59
Investments pledged for FHLBI	(210)	-
Total increase (decrease) in payables for collateral on investments	$1,334	$(2,081)

We have elected not to offset our securities lending transactions in the consolidated financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of September 30, 2023
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$281	$-	$-	$-	$281
Foreign government bonds	1	-	-	-	1
Equity securities	8	-	-	-	8
Total gross secured borrowings	$290	$-	$-	$-	$290

	As of December 31, 2022
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$288	$-	$-	$-	$288
Foreign government bonds	2	-	-	-	2
Equity securities	8	-	-	-	8
Total gross secured borrowings	$298	$-	$-	$-	$298

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the consolidated financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of September 30, 2023, the fair value of this collateral received that we are permitted to sell or re-pledge was $25 million, and we had not re-pledged any of this collateral to cover our collateral requirements.

We also accept collateral from derivative counterparties in the form of securities that we are permitted to sell or re-pledge. As of September 30, 2023, the fair value of this collateral received that we are permitted to sell or re-pledge was $1.0 billion, and we had re-pledged $335 million of this collateral to cover our collateral requirements.

We have also pledged fixed maturity AFS securities to derivative counterparties with a fair value of $87 million as of September 30, 2023.

Investment Commitments

As of September 30, 2023, our investment commitments were $2.3 billion, which included $1.9 billion of LPs, $257 million of mortgage loans on real estate and $223 million of private placement securities.

Concentrations of Financial Instruments

As of September 30, 2023, and December 31, 2022, our most significant investments in one issuer were our investments in securities issued by the Federal National Mortgage Association with a fair value of $748 million and $745 million, respectively, or 1% of total investments, and our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $640 million and $720 million, respectively, or 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of September 30, 2023, and December 31, 2022, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $15.5 billion and $16.6 billion, respectively, or 12% and 13%, respectively, of total investments, and our investments in securities in the consumer non-cyclical industry with a fair value of $14.9 billion and $15.1 billion, respectively, or 11% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

5. Variable Interest Entities

Consolidated VIEs

Asset information (dollars in millions) for the consolidated VIEs included on our Consolidated Balance Sheets was as follows:

	As of September 30, 2023			As of December 31, 2022
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Total return swap	1	$543	$-	1	$568	$-

There were no gains or losses for consolidated VIEs recognized on our Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022.

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

Limited Partnerships and Limited Liability Companies

We invest in certain LPs and limited liability companies (“LLCs”) that we have concluded are VIEs. Our exposure to loss is limited to the capital we invest in the LPs and LLCs. We do not hold any substantive kick-out or participation rights in the LPs and LLCs, and we do not receive any performance fees or decision maker fees from the LPs and LLCs. Based on our analysis of the LPs and LLCs, we are not the primary beneficiary of the VIEs as we do not have the power to direct the most significant activities of the LPs and LLCs. The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on our Consolidated Balance Sheets and were $3.3 billion and $3.1 billion as of September 30, 2023, and December 31, 2022, respectively.

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

Interest Rate Cap Corridors

We use interest rate cap corridors to provide a level of protection from the effect of rising interest rates for certain annuity contracts and life insurance products. Interest rate cap corridors involve purchasing an interest rate cap at a specific cap rate and selling an interest rate cap with a higher cap rate. For each corridor, the amount of quarterly payments, if any, is determined by the rate at which the underlying index rate resets above the original capped rate. The corridor limits the benefit the purchaser can receive as the related interest rate index rises above the higher capped rate. There is no additional liability to us other than the purchase price associated with the interest rate cap corridor.

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

Equity Market Contracts

We use derivative instruments as part of our equity market risk management strategy that are economic hedges and include:

Call Options Based on the S&P 500® Index and Other Indices

We use call options to hedge the liability exposure on certain options in variable annuity, indexed variable annuity (RILA), fixed indexed annuity, IUL and VUL products.

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

Put Options

We use put options to hedge the liability exposure on certain options in variable annuity, indexed variable annuity (RILA) and VUL products. Put options are contracts that require buyers to pay at a specified future date the amount, if any, by which a specified equity index is less than the strike rate stated in the agreement, applied to a notional amount.

Total Return Swaps

We use total return swaps to hedge the liability exposure on certain options in variable annuity, indexed variable annuity (RILA) and VUL products.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of September 30, 2023			As of December 31, 2022
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1,876	$318	$146	$2,590	$123	$232
Foreign currency contracts (1)	4,578	550	33	4,383	643	18
Total cash flow hedges	6,454	868	179	6,973	766	250
Fair value hedges:
Interest rate contracts (1)	1,115	17	15	1,155	2	44
Non-Qualifying Hedges
Interest rate contracts (1)	89,067	1,003	1,398	105,977	709	935
Foreign currency contracts (1)	353	24	1	395	27	2
Equity market contracts (1)	285,840	8,194	3,366	142,946	5,135	2,035
Commodity contracts (1)	27	9	11	13	14	3
Credit contracts (1)	307	-	-	-	-	-
Embedded derivatives:
Reinsurance-related (2)	-	393	-	-	416	-
Indexed annuity and IUL contracts (2) (3)	-	586	7,174	-	525	4,783
Total derivative instruments	$383,163	$11,094	$12,144	$257,459	$7,594	$8,052

(1)These asset and liability balances are presented on a gross basis. Amounts are reported in derivative investments and other liabilities on the Consolidated Balance Sheets after the evaluation for right of offset subject to master netting agreements.

(2)Reported in other assets and other liabilities on the Consolidated Balance Sheets.

(3)Reported in policyholder account balances on the Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of September 30, 2023
	Less Than	1 - 5	6 - 10	11 - 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$27,214	$16,713	$22,487	$21,431	$4,213	$92,058
Foreign currency contracts (2)	252	953	1,592	2,092	42	4,931
Equity market contracts	194,309	74,262	7,014	9	10,246	285,840
Commodity contracts	27	-	-	-	-	27
Credit contracts	-	-	307	-	-	307
Total derivative instruments
with notional amounts	$221,802	$91,928	$31,400	$23,532	$14,501	$383,163

(1)As of September 30, 2023, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 20, 2067.

(2)As of September 30, 2023, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 16, 2061.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

			Cumulative Fair Value
			Hedging Adjustment
			Included in the
	Amortized Cost of the		Amortized Cost of the
	Hedged		Hedged
	Assets / (Liabilities)		Assets / (Liabilities)
	As of	As of	As of	As of
	September 30,	December 31,	September 30,	December 31,
	2023	2022	2023	2022
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value	$498	$587	$-	$44
Long-term debt (1)	(656)	(698)	219	177

(1)Includes $(330) million and $(341) million of unamortized adjustments from discontinued hedges as of September 30, 2023, and December 31, 2022, respectively.

The change in our unrealized gain (loss) on derivative instruments within AOCI (in millions) was as follows:

	For the Nine
	Months Ended
	September 30,
	2023	2022
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$388	$(85)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	323	123
Foreign currency contracts	(92)	178
Change in foreign currency exchange rate adjustment	30	623
Income tax benefit (expense)	(55)	(194)
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	-	1
Interest rate contracts (2)	22	(11)
Foreign currency contracts (1)	42	48
Foreign currency contracts (3)	4	29
Income tax benefit (expense)	(14)	(14)
Balance as of end-of-period	$540	$592

(1)The OCI offset is reported within net investment income on the Consolidated Statements of Comprehensive Income (Loss).

(2)The OCI offset is reported within interest and debt expense on the Consolidated Statements of Comprehensive Income (Loss).

(3)The OCI offset is reported within realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income
	For the Three Months Ended September 30,
	2023			2022
	Realized	Net	Interest	Realized	Net	Interest
	Gain	Investment	and Debt	Gain	Investment	and Debt
	(Loss)	Income	Expense	(Loss)	Income	Expense
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$(453)	$1,494	$84	$249	$1,295	$71

Qualifying Hedges
Gain or (loss) on fair value
hedging relationships:
Interest rate contracts:
Hedged items	-	(41)	46	-	(42)	36
Derivatives designated as
hedging instruments	-	41	(46)	-	42	(36)
Gain or (loss) on cash flow
hedging relationships:
Interest rate contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	-	-	8	-	-	(1)
Foreign currency contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	2	14	-	25	19	-

Non-Qualifying Hedges
Interest rate contracts	(604)	-	-	(552)	-	-
Foreign currency contracts	-	-	-	4	-	-
Equity market contracts	163	-	-	(188)	-	-
Commodity contracts	(1)	-	-	(6)	-	-
Credit contracts	-	-	-	(2)	-	-
Embedded derivatives:
Reinsurance-related	24	-	-	174	-	-
Indexed annuity and IUL
contracts	572	-	-	347	-	-

	Gain (Loss) Recognized in Income
	For the Nine Months Ended September 30,
	2023			2022
	Realized	Net	Interest	Realized	Net	Interest
	Gain	Investment	and Debt	Gain	Investment	and Debt
	(Loss)	Income	Expense	(Loss)	Income	Expense
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$(3,066)	$4,468	$250	$1,531	$4,105	$205

Qualifying Hedges
Gain or (loss) on fair value
hedging relationships:
Interest rate contracts:
Hedged items	-	(44)	41	-	(164)	154
Derivatives designated as
hedging instruments	-	44	(41)	-	164	(154)
Gain or (loss) on cash flow
hedging relationships:
Interest rate contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	-	-	22	-	1	(11)
Foreign currency contracts:
Amount of gain or (loss)
reclassified from AOCI
into income	4	42	-	29	48	-

Non-Qualifying Hedges
Interest rate contracts	(593)	-	-	(1,998)	-	-
Foreign currency contracts	(2)	-	-	6	-	-
Equity market contracts	913	-	-	(2,100)	-	-
Commodity contracts	10	-	-	4	-	-
Credit contracts	(2)	-	-	(2)	-	-
Embedded derivatives:
Reinsurance-related	(23)	-	-	685	-	-
Indexed annuity and IUL
contracts	(1,706)	-	-	3,030	-	-

As of September 30, 2023, $93 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the nine months ended September 30, 2023 and 2022, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

As of September 30, 2023 and December 31, 2022, we did not have any exposure related to CDSs for which we are the seller.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk. The non-performance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of September 30, 2023, the non-performance risk adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of September 30, 2023, or December 31, 2022.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of September 30, 2023		As of December 31, 2022
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)
AA-	$1,061	$(42)	$383	$(6)
A+	3,528	(390)	1,718	(166)
A	168	(49)	1,172	-
A-	58	-	-	-
	$4,815	$(481)	$3,273	$(172)

Balance Sheet Offsetting

Information related to the effects of offsetting on the Consolidated Balance Sheets (in millions) was as follows:

	As of September 30, 2023
		Embedded
	Derivative	Derivative
	Instruments	Instruments	Total
Financial Assets
Gross amount of recognized assets	$8,905	$979	$9,884
Gross amounts offset	(3,115)	-	(3,115)
Net amount of assets	5,790	979	6,769
Gross amounts not offset:
Cash collateral	(4,815)	-	(4,815)
Non-cash collateral (1)	(975)	-	(975)
Net amount	$-	$979	$979

Financial Liabilities
Gross amount of recognized liabilities	$1,887	$7,174	$9,061
Gross amounts offset	(1,242)	-	(1,242)
Net amount of liabilities	645	7,174	7,819
Gross amounts not offset:
Cash collateral	(481)	-	(481)
Non-cash collateral (2)	(164)	-	(164)
Net amount	$-	$7,174	$7,174

(1)Excludes excess non-cash collateral received of $803 million, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

(2)Excludes excess non-cash collateral pledged of $343 million, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

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

7. DAC, VOBA, DSI and DFEL

The following table reconciles DAC, VOBA and DSI (in millions) to the Consolidated Balance Sheets:

	As of	As of
	September 30,	December 31,
	2023	2022
DAC, VOBA and DSI
Variable Annuities	$3,871	$3,879
Fixed Annuities	454	479
Traditional Life	1,417	1,383
UL and Other	6,192	6,100
Group Protection	147	141
Retirement Plan Services	260	253
Total DAC, VOBA and DSI	$12,341	$12,235

The following table reconciles DFEL (in millions) to the Consolidated Balance Sheets:

	As of	As of
	September 30,	December 31,
	2023	2022
DFEL
Variable Annuities	$280	$286
UL and Other	5,373	4,766
Total DFEL	$5,653	$5,052

The following tables summarize the changes in DAC (in millions):

	For the Nine Months Ended September 30, 2023
						Retirement
	Variable	Fixed	Traditional	UL and	Group	Plan
	Annuities	Annuities	Life	Other	Protection	Services
Balance as of beginning-of-year	$3,751	$439	$1,333	$5,605	$141	$236
Deferrals	269	31	148	346	79	16
Amortization	(272)	(51)	(108)	(221)	(73)	(14)
Balance as of end-of-period	$3,748	$419	$1,373	$5,730	$147	$238

	For the Year Ended December 31, 2022
						Retirement
	Variable	Fixed	Traditional	UL and	Group	Plan
	Annuities	Annuities	Life	Other	Protection	Services
Balance as of beginning-of-year	$3,717	$448	$1,195	$5,360	$140	$235
Deferrals	391	60	266	539	98	20
Amortization	(357)	(69)	(128)	(294)	(97)	(19)
Balance as of end-of-year	$3,751	$439	$1,333	$5,605	$141	$236

DAC amortization expense of $247 million and $739 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023, respectively, and $241 million and $721 million for the corresponding periods in 2022.

The following tables summarize the changes in VOBA (in millions):

	For the Nine Months Ended
	September 30, 2023
	Fixed	Traditional	UL and
	Annuities	Life	Other

Balance as of beginning-of-year	$17	$50	$465
Deferrals	-	-	1
Amortization	(2)	(6)	(33)
Balance as of end-of-period	$15	$44	$433

	For the Year Ended
	December 31, 2022
	Fixed	Traditional	UL and
	Annuities	Life	Other

Balance as of beginning-of-year	$20	$59	$511
Deferrals	-	-	2
Amortization	(3)	(9)	(48)
Balance as of end-of-year	$17	$50	$465

VOBA amortization expense of $13 million and $41 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023, respectively, and $15 million and $45 million for the corresponding periods in 2022. No additions or write-offs were recorded for each respective year.

The following tables summarize the changes in DSI (in millions):10

	For the Nine Months Ended September 30, 2023
				Retirement
	Variable	Fixed	UL and	Plan
	Annuities	Annuities	Other	Services

Balance as of beginning-of-year	$128	$23	$30	$17
Deferrals	4	-	1	5
Amortization	(9)	(3)	(2)	-
Balance as of end-of-period	$123	$20	$29	$22

	For the Year Ended December 31, 2022
				Retirement
	Variable	Fixed	UL and	Plan
	Annuities	Annuities	Other	Services

Balance as of beginning-of-year	$139	$27	$31	$14
Deferrals	1	-	1	4
Amortization	(12)	(4)	(2)	(1)
Balance as of end-of-year	$128	$23	$30	$17

DSI amortization expense of $5 million and $14 million was recorded in interest credited on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023, respectively, and $5 million and $15 million for the corresponding periods in 2022.

The following tables summarize the changes in DFEL (in millions):

	For the Nine
	Months Ended		For the Year Ended
	September 30, 2023		December 31, 2022
	Variable	UL and	Variable	UL and
	Annuities	Other	Annuities	Other

Balance as of beginning-of-year	$286	$4,766	$291	$3,934
Deferrals	14	800	23	1,061
Amortization	(20)	(193)	(28)	(229)
Balance as of end-of-period	$280	$5,373	$286	$4,766

DFEL amortization of $74 million and $213 million was recorded in fee income on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023, respectively, and $63 million and $191 million for the corresponding periods in 2022.

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

Credit Losses on Reinsurance-Related Assets

In connection with our recognition of an allowance for credit losses for reinsurance-related assets, we perform a quantitative analysis using a probability of loss approach to estimate expected credit losses for reinsurance recoverables, inclusive of similar assets recognized using the deposit method of accounting. Our allowance for credit losses was $115 million and $317 million as of September 30, 2023 and December 31, 2022, respectively. The decrease was primarily attributable to the release of the allowance for credit losses related to a third-party reinsurer, Scottish Re (U.S.) Inc. (“Scottish Re”), where liquidation proceedings commenced during the third quarter of 2023. As of September 30, 2023, reinsurance coverage terminated and all business ceded to Scottish Re was therefore recaptured. See Note 18 for additional information.

9. Goodwill

The changes in the carrying amount of goodwill (in millions) by reportable segment were as follows:

			For the Nine Months Ended
			September 30, 2023
	Gross	Accumulated	Net
	Goodwill	Impairment	Goodwill		Net
	as of	as of	as of		Goodwill
	Beginning-	Beginning-	Beginning-		as of End-
	of-Year	of-Year	of-Year	Impairment	of-Period
Annuities	$1,040	$(600)	$440	$-	$440
Life Insurance	2,188	(2,188)	-	-	-
Group Protection	684	-	684	-	684
Retirement Plan Services	20	-	20	-	20
Total goodwill	$3,932	$(2,788)	$1,144	$-	$1,144

			For the Nine Months Ended
			September 30, 2022
	Gross	Accumulated	Net
	Goodwill	Impairment	Goodwill		Net
	as of	as of	as of		Goodwill
	Beginning-	Beginning-	Beginning-		as of End-
	of-Year	of-Year	of-Year	Impairment	of-Period
Annuities	$1,040	$(600)	$440	$-	$440
Life Insurance	2,188	(1,554)	634	(634)	-
Group Protection	684	-	684	-	684
Retirement Plan Services	20	-	20	-	20
Total goodwill	$3,932	$(2,154)	$1,778	$(634)	$1,144

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

We concluded that, for the third quarter of 2022, there were not indicators of impairment for our remaining reporting units (Annuities, Group Protection and Retirement Plan Services).

As of October 1, 2022, we performed our annual quantitative goodwill impairment test for our other reporting units, and, as of such date, the fair value was in excess of the carrying value for each of the Annuities, Group Protection and Retirement Plan Services reporting units.

During the fourth quarter of 2023, we will perform our annual quantitative goodwill impairment test as of October 1, 2023, on all of our reporting units.

10. MRBs

The following table reconciles MRBs (in millions) to MRB assets and MRB liabilities on the Consolidated Balance Sheets:

	As of September 30, 2023			As of December 31, 2022
			Net			Net
			(Assets)			(Assets)
	Assets	Liabilities	Liabilities	Assets	Liabilities	Liabilities
Variable Annuities	$3,966	$1,293	$(2,673)	$2,666	$2,004	$(662)
Fixed Annuities	105	88	(17)	117	72	(45)
Retirement Plan Services	37	4	(33)	24	2	(22)
Total MRBs	$4,108	$1,385	$(2,723)	$2,807	$2,078	$(729)

The following table summarizes the balances of and changes in net MRB (assets) liabilities (in millions):

	As of or For the Nine Months Ended			As of or For the Year Ended
	September 30, 2023			December 31, 2022
			Retirement			Retirement
	Variable	Fixed	Plan	Variable	Fixed	Plan
	Annuities	Annuities	Services	Annuities	Annuities	Services
Balance as of beginning-of-year	$(662)	$(45)	$(22)	$2,398	$114	$(1)
Less: Effect of cumulative changes in
non-performance risk	(2,173)	(40)	(2)	(2,425)	(44)	(13)
Balance as of beginning-of-year, before the effect
of changes in non-performance risk	1,511	(5)	(20)	4,823	158	12
Issuances	3	-	-	12	-	(3)
Attributed fees collected	1,127	23	4	1,571	32	6
Benefit payments	(49)	-	-	(63)	-	-
Effect of changes in interest rates	(2,347)	(66)	(7)	(9,346)	(232)	(55)
Effect of changes in equity markets	(1,430)	(5)	(6)	4,293	12	18
Effect of changes in equity index volatility	(358)	6	(3)	(225)	14	(1)
In-force updates and other changes in MRBs (1)	182	4	-	661	10	3
Effect of assumption review:
Effect of changes in future expected
policyholder behavior	(33)	70	-	(158)	1	-
Effect of changes in other future expected
assumptions (2)	(66)	15	(2)	(57)	-	-
Balance as of end-of-period, before the effect of
changes in non-performance risk	(1,460)	42	(34)	1,511	(5)	(20)
Effect of cumulative changes in
non-performance risk	(1,213)	(59)	1	(2,173)	(40)	(2)
Balance as of end-of-period	(2,673)	(17)	(33)	(662)	(45)	(22)
Less: ceded MRB assets (liabilities)	(303)	-	-	(193)	-	-
Balance as of end-of-period, net of reinsurance	$(2,370)	$(17)	$(33)	$(469)	$(45)	$(22)

Weighted-average age of policyholders (years)	72	68	63	71	68	63
Net amount at risk (3)	6,235	188	9	7,974	171	15

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

Effect of Assumption Review

For the nine months ended September 30, 2023, Variable Annuities had a favorable impact to net income (loss) attributable to the annual assumption review from updates to volatility and policyholder GLB utilization behavior assumptions, partially offset by unfavorable impacts from updates to mortality and policyholder lapse behavior assumptions. For the nine months ended September 30, 2023, Fixed Annuities had an unfavorable impact to net income (loss) attributable to the annual assumption review from updates to mortality and policyholder GLB utilization and lapse behavior assumptions. Retirement Plan Services did not have any significant assumption updates.

For the year ended December 31, 2022, Variable Annuities had a favorable impact to net income (loss) attributable to the annual assumption review from updates to policyholder benefit utilization behavior and fund mapping and volatility assumptions. Fixed Annuities and Retirement Plan Services did not have any significant assumption updates.

See “MRBs” in Note 1 and Note 14 for details related to our fair value judgments, assumptions, inputs and valuation methodology.

11. Separate Accounts

The following table presents the fair value of separate account assets (in millions) reported on the Consolidated Balance Sheets by major investment category:

	As of	As of
	September 30,	December 31,
	2023	2022
Mutual funds and collective investment trusts	$145,178	$142,892
Exchange-traded funds	269	258
Fixed maturity AFS securities	161	169
Cash and invested cash	70	98
Other investments	132	119
Total separate account assets	$145,810	$143,536

The following table reconciles separate account liabilities (in millions) to the Consolidated Balance Sheets:

	As of	As of
	September 30,	December 31,
	2023	2022
Variable Annuities	$105,192	$105,573
UL and Other	22,642	20,920
Retirement Plan Services	17,928	16,996
Other Operations (1)	48	47
Total separate account liabilities	$145,810	$143,536

(1)Represents separate account liabilities reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($42 million as of September 30, 2023, and December 31, 2022) that are excluded from the following tables.

The following table summarizes the balances of and changes in separate account liabilities (in millions):

	As of or For the Nine Months Ended			As of or For the Year Ended
	September 30, 2023			December 31, 2022
			Retirement			Retirement
	Variable	UL and	Plan	Variable	UL and	Plan
	Annuities	Other	Services	Annuities	Other	Services
Balance as of beginning-of-year	$105,573	$20,920	$16,996	$136,665	$24,785	$21,068
Gross deposits	2,137	1,178	1,576	3,371	1,900	2,378
Withdrawals	(7,402)	(227)	(1,795)	(9,238)	(454)	(2,378)
Policyholder assessments	(1,883)	(714)	(121)	(2,603)	(938)	(164)
Change in market performance	6,320	1,573	1,316	(23,194)	(4,371)	(3,710)
Net transfers from (to) general account	447	(88)	(44)	572	(2)	(198)
Balance as of end-of-period	$105,192	$22,642	$17,928	$105,573	$20,920	$16,996

Cash surrender value	$103,729	$20,324	$17,914	$103,987	$18,666	$16,982

12. Policyholder Account Balances

The following table reconciles policyholder account balances (in millions) to the Consolidated Balance Sheets:

	As of	As of
	September 30,	December 31,
	2023	2022
Variable Annuities	$26,772	$22,184
Fixed Annuities	23,681	23,365
UL and Other	37,217	37,694
Retirement Plan Services	24,099	25,138
Other (1)	5,441	6,054
Total policyholder account balances	$117,210	$114,435

(1)Represents policyholder account balances reported primarily in Other Operations attributable to the indemnity reinsurance agreements with Protective ($5.1 billion and $5.7 billion as of September 30, 2023, and December 31, 2022, respectively) that are excluded from the following tables.

The following table summarizes the balances and changes in policyholder account balances (in millions):

	As of or For the Nine Months Ended September 30, 2023
				Retirement
	Variable	Fixed	UL and	Plan
	Annuities	Annuities	Other	Services
Balance as of beginning-of-year	$22,184	$23,365	$37,694	$25,138
Gross deposits	3,626	2,698	2,749	2,026
Withdrawals	(508)	(2,863)	(1,095)	(3,262)
Policyholder assessments	(1)	(41)	(3,373)	(10)
Net transfers from (to) separate account	(311)	-	90	(297)
Interest credited	391	470	1,114	504
Change in fair value of embedded derivative instruments	1,391	52	38	-
Balance as of end-of-period	$26,772	$23,681	$37,217	$24,099

Weighted-average crediting rate	2.1%	2.6%	4.0%	2.7%
Net amount at risk (1)(2)	$6,235	$188	$303,628	$9
Cash surrender value	25,629	22,779	33,741	24,094

	As of or For the Year Ended December 31, 2022
				Retirement
	Variable	Fixed	UL and	Plan
	Annuities	Annuities	Other	Services
Balance as of beginning-of-year	$19,148	$22,552	$38,200	$23,579
Gross deposits	5,178	3,284	3,921	4,012
Withdrawals	(417)	(2,514)	(1,244)	(3,579)
Policyholder assessments	(2)	(51)	(4,496)	(13)
Net transfers from (to) separate account	(492)	-	2	510
Interest credited	287	532	1,494	629
Change in fair value of embedded derivative instruments	(1,518)	(438)	(183)	-
Balance as of end-of-year	$22,184	$23,365	$37,694	$25,138

Weighted-average crediting rate	1.4%	2.4%	3.9%	2.6%
Net amount at risk (1)(2)	$7,974	$171	$304,348	$15
Cash surrender value	21,147	22,529	34,210	25,133

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

The following table presents policyholder account balances (in millions) by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between the interest being credited to policyholders and the respective guaranteed contract minimums:

	As of September 30, 2023
					Greater
		1-50	51-100	101-150	Than 150
	At	Basis	Basis	Basis	Basis
Range of Guaranteed	Guaranteed	Points	Points	Points	Points
Minimum Crediting Rate	Minimum	Above	Above	Above	Above	Total
Variable Annuities
Up to 1.00%	$-	$-	$-	$-	$-	$-
1.01% - 2.00%	5	-	-	-	8	13
2.01% - 3.00%	602	-	-	-	-	602
3.01% - 4.00%	1,429	-	-	-	-	1,429
4.01% and above	10	-	-	-	-	10
Other (1)	-	-	-	-	-	24,718
Total	$2,046	$-	$-	$-	$8	$26,772

Fixed Annuities
Up to 1.00%	$744	$427	$515	$518	$2,427	$4,631
1.01% - 2.00%	481	106	212	456	1,264	2,519
2.01% - 3.00%	1,881	32	6	-	3	1,922
3.01% - 4.00%	955	-	-	-	-	955
4.01% and above	182	-	-	-	-	182
Other (1)	-	-	-	-	-	13,472
Total	$4,243	$565	$733	$974	$3,694	$23,681

UL and Other
Up to 1.00%	$284	$-	$192	$34	$362	$872
1.01% - 2.00%	553	-	-	-	3,181	3,734
2.01% - 3.00%	6,998	11	147	-	-	7,156
3.01% - 4.00%	15,780	-	1	-	-	15,781
4.01% and above	3,783	-	-	-	-	3,783
Other (1)	-	-	-	-	-	5,891
Total	$27,398	$11	$340	$34	$3,543	$37,217

Retirement Plan Services
Up to 1.00%	$407	$596	$762	$4,882	$2,837	$9,484
1.01% - 2.00%	610	2,405	1,474	668	-	5,157
2.01% - 3.00%	2,594	-	-	-	-	2,594
3.01% - 4.00%	5,223	-	-	-	-	5,223
4.01% and above	1,641	-	-	-	-	1,641
Total	$10,475	$3,001	$2,236	$5,550	$2,837	$24,099

	As of December 31, 2022
					Greater
		1-50	51-100	101-150	Than 150
	At	Basis	Basis	Basis	Basis
Range of Guaranteed	Guaranteed	Points	Points	Points	Points
Minimum Crediting Rate	Minimum	Above	Above	Above	Above	Total
Variable Annuities
Up to 1.00%	$-	$-	$-	$-	$-	$-
1.01% - 2.00%	4	-	-	8	-	12
2.01% - 3.00%	658	-	-	-	-	658
3.01% - 4.00%	1,545	-	-	-	-	1,545
4.01% and above	11	-	-	-	-	11
Other (1)	-	-	-	-	-	19,958
Total	$2,218	$-	$-	$8	$-	$22,184

Fixed Annuities
Up to 1.00%	$891	$497	$589	$563	$1,329	$3,869
1.01% - 2.00%	544	144	179	492	1,057	2,416
2.01% - 3.00%	1,973	5	1	-	-	1,979
3.01% - 4.00%	1,353	-	-	-	-	1,353
4.01% and above	193	-	-	-	-	193
Other (1)	-	-	-	-	-	13,555
Total	$4,954	$646	$769	$1,055	$2,386	$23,365

UL and Other
Up to 1.00%	$318	$-	$194	$29	$292	$833
1.01% - 2.00%	558	-	-	-	3,282	3,840
2.01% - 3.00%	7,218	156	-	-	-	7,374
3.01% - 4.00%	16,282	-	1	-	-	16,283
4.01% and above	3,824	-	-	-	-	3,824
Other (1)	-	-	-	-	-	5,540
Total	$28,200	$156	$195	$29	$3,574	$37,694

Retirement Plan Services
Up to 1.00%	$961	$1,001	$4,304	$1,703	$1,908	$9,877
1.01% - 2.00%	1,774	2,197	982	462	-	5,415
2.01% - 3.00%	2,711	1	-	-	-	2,712
3.01% - 4.00%	5,622	1	-	-	-	5,623
4.01% and above	1,511	-	-	-	-	1,511
Total	$12,579	$3,200	$5,286	$2,165	$1,908	$25,138

(1)Consists of indexed account balances that include the fair value of embedded derivative instruments, payout annuity account balances, short-term dollar cost averaging annuities business and policy loans.

13. Future Contract Benefits

The following table reconciles future contract benefits (in millions) to the Consolidated Balance Sheets:

	As of	As of
	September 30,	December 31,
	2023	2022
Payout Annuities (1)	$1,943	$2,004
Traditional Life (1)	3,538	3,509
Group Protection (2)	5,373	5,462
UL and Other (3)	15,965	14,818
Other Operations (4)	9,277	9,782
Other (5)	3,266	3,251
Total future contract benefits	$39,362	$38,826

(1)See “LFPB” below for further information.

(2)See “Liability for Future Claims” below for further information.

(3)See “Additional Liabilities for Other Insurance Benefits” below for further information.

(4)Represents future contract benefits reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($5.3 billion and $5.4 billion as of September 30, 2023, and December 31, 2022, respectively) and Swiss Re ($2.1 billion and $2.3 billion as of September 30, 2023, and December 31, 2022, respectively) that are excluded from the following tables.

(5)Represents other miscellaneous reserves outside the scope of ASU 2018-12 that are excluded from the following tables.

LFPB

The following table summarizes the balances of and changes in the present values of expected net premiums and LFPB (in millions, except years):

	As of or For the		As of or For the
	Nine Months Ended		Year Ended
	September 30, 2023		December 31, 2022
	Payout	Traditional	Payout	Traditional
	Annuities	Life	Annuities	Life
Present Value of Expected Net Premiums
Balance as of beginning-of-year	$-	$6,063	$-	$6,858
Less: Effect of cumulative changes in discount
rate assumptions	-	(582)	-	883
Beginning balance at original discount rate	-	6,645	-	5,975
Effect of changes in cash flow assumptions	-	(12)	-	(484)
Effect of actual variances from expected
experience	-	(280)	-	50
Adjusted balance as of beginning-of-year	-	6,353	-	5,541
Issuances	-	460	-	1,656
Interest accrual	-	182	-	222
Net premiums collected	-	(604)	-	(765)
Flooring impact of LFPB	-	(3)	-	(9)
Ending balance at original discount rate	-	6,388	-	6,645
Effect of cumulative changes in discount
rate assumptions	-	(527)	-	(582)
Balance as of end-of-period	$-	$5,861	$-	$6,063

Present Value of Expected LFPB
Balance as of beginning-of-year	$2,004	$9,572	$2,512	$11,008
Less: Effect of cumulative changes in discount
rate assumptions	(263)	(785)	266	1,561
Beginning balance at original discount rate (1)	2,267	10,357	2,246	9,447
Effect of changes in cash flow assumptions	17	(29)	-	(415)
Effect of actual variances from expected
experience	(1)	(309)	3	69
Adjusted balance as of beginning-of-year	2,283	10,019	2,249	9,101
Issuances	83	461	122	1,655
Interest accrual	64	288	84	356
Benefit payments	(143)	(537)	(188)	(755)
Ending balance at original discount rate (1)	2,287	10,231	2,267	10,357
Effect of cumulative changes in discount
rate assumptions	(344)	(832)	(263)	(785)
Balance as of end-of-period	$1,943	$9,399	$2,004	$9,572

Net balance as of end-of-period	$1,943	$3,538	$2,004	$3,509
Less: reinsurance recoverables	3	450	3	532
Net balance as of end-of-period, net of reinsurance	$1,940	$3,088	$2,001	$2,977

Weighted-average duration of future policyholder
benefit liability (years)	9	9	9	10

(1)Includes DPL within Payout Annuities of $38 million, $38 million and $22 million as of September 30, 2023, December 31, 2022 and December 31, 2021, respectively.

For the nine months ended September 30, 2023, Payout Annuities had an unfavorable cash flow assumption impact to net income (loss) attributable to the annual assumption review from updates to mortality assumptions, and Traditional Life had a favorable cash flow assumption impact from updates to mortality assumptions, partially offset by an unfavorable impact from updates to policyholder lapse behavior assumptions. For the nine months ended September 30, 2023, Payout Annuities and Traditional Life did not have any significantly different actual experience compared to expected.

For the year ended December 31, 2022, Payout Annuities did not have any significant assumption updates. Traditional Life had an unfavorable cash flow assumption impact to net income (loss) attributable to the annual assumption review from updates to mortality and lapse assumptions resulting in lower projected premiums and benefits, and a corresponding increase in reserves. For the year ended December 31, 2022, Payout Annuities and Traditional Life did not have any significantly different actual experience compared to expected.

The following table summarizes the discounted and undiscounted expected future gross premiums and expected future benefit payments (in millions):

	As of September 30, 2023		As of December 31, 2022
	Undiscounted	Discounted	Undiscounted	Discounted
Payout Annuities
Expected future gross premiums	$-	$-	$-	$-
Expected future benefit payments	3,553	1,943	3,472	2,004
Traditional Life
Expected future gross premiums	14,070	9,294	13,945	9,475
Expected future benefit payments	13,891	9,399	13,640	9,572

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Payout Annuities
Gross premiums	$16	$49	$88	$92
Interest accretion	21	21	64	63
Traditional Life
Gross premiums	310	303	937	897
Interest accretion	35	34	106	100

The following table summarizes the weighted-average interest rates:

	For the Nine
	Months	For the Year
	Ended	Ended
	September 30,	December 31,
	2023	2022
Payout Annuities
Interest accretion rate	3.9%	3.9%
Current discount rate	5.8%	5.3%
Traditional Life
Interest accretion rate	5.0%	5.1%
Current discount rate	5.6%	5.1%

Liability for Future Claims

The following table summarizes the balances of and changes in liability for future claims (in millions, except years):

	Group Protection
	As of or For
	the Nine	As of or For
	Months	the Year
	Ended	Ended
	September 30,	December 31,
	2023	2022
Balance as of beginning-of-year	$5,462	$5,936
Less: Effect of cumulative changes in discount
rate assumptions	(597)	262
Beginning balance at original discount rate	6,059	5,674
Effect of changes in cash flow assumptions	(27)	15
Effect of actual variances from expected
experience	(233)	(117)
Adjusted beginning-of-year balance	5,799	5,572
New incidence	1,267	1,777
Interest	122	141
Benefit payments	(1,095)	(1,431)
Ending balance at original discount rate	6,093	6,059
Effect of cumulative changes in discount
rate assumptions	(720)	(597)
Balance as of end-of-period	5,373	5,462
Less: reinsurance recoverables	117	127
Balance as of end-of-period, net of reinsurance	$5,256	$5,335

Weighted-average duration of liability for future
claims (years)	5	4

For the nine months ended September 30, 2023, we had a favorable cash flow assumption impact to net income (loss) attributable to the annual assumption review from updates to long-term disability and life waiver claim termination rate assumptions, partially offset by unfavorable impacts from updates to long-term disability social security offset assumptions. For the nine months ended September 30, 2023, we experienced more favorable reported incidence and claim terminations than assumed.

For the year ended December 31, 2022, we had an unfavorable cash flow assumption impact to net income (loss) attributable to the annual assumption review from updates to the long-term disability incidence and severity assumptions, partially offset by favorable impacts from updates to the life waiver termination rate assumptions. For the year ended December 31, 2022, we experienced more favorable claim terminations than assumed.

The following table summarizes the discounted and undiscounted expected future benefit payments (in millions):

	As of September 30, 2023		As of December 31, 2022
	Undiscounted	Discounted	Undiscounted	Discounted
Group Protection
Expected future benefit payments	$7,148	$6,093	$7,063	$6,059

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Group Protection
Gross premiums	$874	$852	$2,645	$2,523
Interest accretion	39	33	122	111

The following table summarizes the weighted-average interest rates:

	For the Nine
	Months	For the Year
	Ended	Ended
	September 30,	December 31,
	2023	2022
Group Protection
Interest accretion rate	3.0%	2.8%
Current discount rate	5.7%	5.1%

Additional Liabilities for Other Insurance Benefits

The following table summarizes the balances of and changes in additional liabilities for other insurance benefits (in millions, except years):

	UL and Other
	As of or For
	the Nine	As of or For
	Months	the Year
	Ended	Ended
	September 30,	December 31,
	2023	2022
Balance as of beginning-of-year	$14,818	$12,556
Less: Effect of cumulative changes in shadow
balance in AOCI	(905)	1,113
Balance as of beginning-of-year, excluding
shadow balance in AOCI	15,723	11,443
Effect of changes in cash flow assumptions	173	3,108
Effect of actual variances from expected
experience	(28)	195
Adjusted beginning-of-year balance	15,868	14,746
Issuances	-	7
Interest accrual	573	626
Net assessments collected	895	972
Benefit payments	(473)	(628)
Balance as of end-of-period, excluding
shadow balance in AOCI	16,863	15,723
Effect of cumulative changes in shadow
balance in AOCI	(897)	(905)
Balance as of end-of-period	15,965	14,818
Less: reinsurance recoverables	654	856
Balance as of end-of-period, net of reinsurance	$15,311	$13,962

Weighted-average duration of additional liabilities
for other insurance benefits (years)	17	17

For the nine months ended September 30, 2023, we had an unfavorable cash flow assumption impact to net income (loss) attributable to the annual assumption review from updates to policyholder lapse behavior assumptions, partially offset by a favorable impact from updates to interest rate assumptions. For the nine months ended September 30, 2023, we did not have any significantly different actual experience compared to expected.

For the year ended December 31, 2022, we had an unfavorable cash flow assumption impact to net income (loss) attributable to the annual assumption review primarily from updates to policyholder lapse behavior assumptions related to UL products with secondary guarantees in the amount of $1.9 billion, net of reinsurance, after-tax, and to a lesser extent mortality and morbidity assumptions. We had unfavorable actual mortality experience compared to expected due to ongoing effects of the COVID-19 pandemic.

The following table summarizes the gross assessments and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
UL and Other
Gross assessments	$337	$690	$1,794	$2,097
Interest accretion	197	175	573	446

The following table summarizes the weighted-average interest rates:

	For the Nine
	Months	For the Year
	Ended	Ended
	September 30,	December 31,
	2023	2022
UL and Other
Interest accretion rate	5.1%	5.0%

14. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of September 30, 2023		As of December 31, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity AFS securities	$97,804	$97,804	$99,736	$99,736
Trading securities	2,788	2,788	3,498	3,498
Equity securities	383	383	427	427
Mortgage loans on real estate	18,751	16,626	18,301	16,553
Derivative investments	5,789	5,789	3,594	3,594
Other investments	4,550	4,550	3,739	3,739
Cash and invested cash	2,529	2,529	3,343	3,343
MRB assets	4,108	4,108	2,807	2,807
Other assets:
Ceded MRBs	2	2	12	12
Reinsurance-related embedded derivatives	393	393	416	416
Indexed annuity ceded embedded derivatives	586	586	525	525
Separate account assets	145,810	145,810	143,536	143,536

Liabilities
Policyholder account balances:
Account balances of certain investment contracts	(43,094)	(30,890)	(43,578)	(34,274)
Indexed annuity and IUL contracts embedded derivatives	(7,174)	(7,174)	(4,783)	(4,783)
MRB liabilities	(1,385)	(1,385)	(2,078)	(2,078)
Short-term debt	-	-	(500)	(496)
Long-term debt	(5,905)	(4,829)	(5,955)	(5,005)
Other liabilities:
Ceded MRBs	(305)	(305)	(205)	(205)
Derivative liabilities	(644)	(644)	(210)	(210)
Remaining guaranteed interest and similar contracts	(433)	(433)	(574)	(574)

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

Other Liabilities

Other liabilities include remaining guaranteed interest and similar contracts. The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. As of September 30, 2023, and December 31, 2022, the remaining guaranteed interest and similar contracts carrying value approximated fair value. The inputs used to measure the fair value of these other liabilities are classified as Level 3 within the fair value hierarchy.

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

The fair value and aggregate contractual principal for mortgage loans on real estate where the fair value option was elected (in millions) were as follows:

	As of	As of
	September 30,	December 31,
	2023	2022
Fair value	$315	$487
Aggregate contractual principal	341	514

As of September 30, 2023, and December 31, 2022, no loans for which the fair value option was elected were in non-accrual status, and none were more than 90 days past due and still accruing interest.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2023, or December 31, 2022.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of September 30, 2023
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$73,591	$2,410	$76,001
U.S. government bonds	333	40	-	373
State and municipal bonds	-	4,737	33	4,770
Foreign government bonds	-	273	-	273
RMBS	-	1,916	12	1,928
CMBS	-	1,701	-	1,701
ABS	-	11,056	1,337	12,393
Hybrid and redeemable preferred securities	46	271	48	365
Trading securities	-	2,438	350	2,788
Equity securities	1	245	137	383
Mortgage loans on real estate	-	-	315	315
Derivative investments (1)	-	9,238	877	10,115
Other investments – short-term investments	-	170	-	170
Cash and invested cash	-	2,529	-	2,529
MRB assets	-	-	4,108	4,108
Other assets:
Ceded MRBs	-	-	2	2
Reinsurance-related embedded derivatives	-	393	-	393
Indexed annuity ceded embedded derivatives	-	-	586	586
Separate account assets	430	145,380	-	145,810
Total assets	$810	$253,978	$10,215	$265,003

Liabilities
Policyholder account balances – indexed annuity
and IUL contracts embedded derivatives	$-	$-	$(7,174)	$(7,174)
MRB liabilities	-	-	(1,385)	(1,385)
Other liabilities:
Ceded MRBs	-	-	(305)	(305)
Derivative liabilities (1)	-	(4,106)	(864)	(4,970)
Total liabilities	$-	$(4,106)	$(9,728)	$(13,834)

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

The following summarizes changes to our financial instruments carried at fair value (in millions) and classified within Level 3 of the fair value hierarchy. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology. The summary schedule excludes changes to MRB assets and MRB liabilities as these balances are rolled forward in Note 10.

	For the Three Months Ended September 30, 2023
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$2,366	$(4)	$(14)	$105	$(43)	$2,410
State and municipal bonds	36	(4)	1	-	-	33
RMBS	6	-	(1)	-	7	12
ABS	1,208	-	(5)	247	(113)	1,337
Hybrid and redeemable preferred
securities	60	-	1	-	(13)	48
Trading securities	351	(3)	-	(4)	6	350
Equity securities	125	12	-	-	-	137
Mortgage loans on real estate	404	2	(3)	(88)	-	315
Derivative investments	31	(26)	-	8	-	13
Other assets:
Ceded MRBs (3)	2	-	-	-	-	2
Indexed annuity ceded embedded
derivatives (4)	603	(49)	-	32	-	586
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives (4)	(7,600)	621	-	(195)	-	(7,174)
Other liabilities – ceded MRBs (3)	(293)	(12)	-	-	-	(305)
Total, net	$(2,701)	$537	$(21)	$105	$(156)	$(2,236)

	For the Three Months Ended September 30, 2022
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$5,476	$1	$(513)	$65	$(16)	$5,013
Foreign government bonds	37	-	(3)	-	-	34
RMBS	1	-	-	9	-	10
ABS	1,153	-	(38)	123	(147)	1,091
Hybrid and redeemable preferred
securities	104	(2)	(37)	(6)	-	59
Trading securities	620	(24)	-	3	3	602
Equity securities	145	24	-	(1)	-	168
Mortgage loans on real estate	528	(1)	(4)	(28)	-	495
Derivative investments	3	3	-	-	(1)	5
Other assets:
Ceded MRBs (3)	23	(3)	-	-	-	20
Indexed annuity ceded embedded
derivatives (4)	440	(47)	-	63	-	456
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives (4)	(3,366)	394	-	(222)	-	(3,194)
Other liabilities – ceded MRBs (3)	(115)	(54)	-	-	-	(169)
Total, net	$5,049	$291	$(595)	$6	$(161)	$4,590

	For the Nine Months Ended September 30, 2023
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$2,295	$1	$(13)	$130	$(3)	$2,410
State and municipal bonds	35	(4)	3	(1)	-	33
RMBS	1	-	(1)	5	7	12
CMBS	-	-	-	(4)	4	-
ABS	1,117	-	(3)	567	(344)	1,337
Hybrid and redeemable preferred
securities	49	-	(2)	(2)	3	48
Trading securities	581	(1)	-	(236)	6	350
Equity securities	153	(17)	-	1	-	137
Mortgage loans on real estate	487	-	2	(174)	-	315
Derivative investments	2	(28)	-	8	31	13
Other assets:
Ceded MRBs (3)	12	(10)	-	-	-	2
Indexed annuity ceded embedded
derivatives (4)	525	(37)	-	98	-	586
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives (4)	(4,783)	(1,669)	-	(722)	-	(7,174)
Other liabilities – ceded MRBs (3)	(205)	(100)	-	-	-	(305)
Total, net	$269	$(1,865)	$(14)	$(330)	$(296)	$(2,236)

	For the Nine Months Ended September 30, 2022
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$5,720	$2	$(1,523)	$716	$98	$5,013
Foreign government bonds	41	-	(7)	-	-	34
RMBS	4	-	-	21	(15)	10
CMBS	-	-	-	17	(17)	-
ABS	870	-	(98)	576	(257)	1,091
Hybrid and redeemable preferred
securities	93	(2)	(26)	(6)	-	59
Trading securities	828	(82)	-	(143)	(1)	602
Equity securities	95	56	-	17	-	168
Mortgage loans on real estate	739	(16)	(10)	(218)	-	495
Derivative investments	21	5	(6)	-	(15)	5
Other assets:
Ceded MRBs (3)	95	(75)	-	-	-	20
Indexed annuity ceded embedded
derivatives (4)	528	(214)	-	142	-	456
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives (4)	(6,131)	3,244	-	(307)	-	(3,194)
Other liabilities – ceded MRBs (3)	(17)	(152)	-	-	-	(169)
Total, net	$2,886	$2,766	$(1,670)	$815	$(207)	$4,590

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, (in millions) as reported above:

	For the Three Months Ended September 30, 2023
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$178	$(28)	$-	$(45)	$-	$105
ABS	279	-	-	(32)	-	247
Trading securities	-	-	-	(4)	-	(4)
Mortgage loans on real estate	1	-	-	(89)	-	(88)
Derivative investments	9	-	(1)	-	-	8
Other assets – indexed annuity ceded
embedded derivatives	28	-	-	4	-	32
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives	(231)	-	-	36	-	(195)
Total, net	$264	$(28)	$(1)	$(130)	$-	$105

	For the Three Months Ended September 30, 2022
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$173	$(4)	$(50)	$(52)	$(2)	$65
RMBS	9	-	-	-	-	9
ABS	213	-	-	(90)	-	123
Hybrid and redeemable preferred
securities	-	-	-	-	(6)	(6)
Trading securities	11	-	-	(8)	-	3
Equity securities	-	(1)	-	-	-	(1)
Mortgage loans on real estate	2	-	-	(30)	-	(28)
Other assets – indexed annuity ceded
embedded derivatives	37	-	-	26	-	63
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives	(181)	-	-	(41)	-	(222)
Total, net	$264	$(5)	$(50)	$(195)	$(8)	$6

	For the Nine Months Ended September 30, 2023
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$587	$(65)	$(34)	$(347)	$(11)	$130
State and municipal bonds	-	(1)	-	-	-	(1)
RMBS	5	-	-	-	-	5
CMBS	-	-	-	(4)	-	(4)
ABS	736	(2)	-	(167)	-	567
Hybrid and redeemable preferred
securities	-	-	-	-	(2)	(2)
Trading securities	-	(155)	-	(81)	-	(236)
Equity securities	1	-	-	-	-	1
Mortgage loans on real estate	5	-	-	(179)	-	(174)
Derivative investments	9	-	(1)	-	-	8
Other assets – indexed annuity ceded
embedded derivatives	112	-	-	(14)	-	98
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives	(846)	-	-	124	-	(722)
Total, net	$609	$(223)	$(35)	$(668)	$(13)	$(330)

	For the Nine Months Ended September 30, 2022
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1,026	$(4)	$(75)	$(181)	$(50)	$716
RMBS	21	-	-	-	-	21
CMBS	17	-	-	-	-	17
ABS	768	-	-	(185)	(7)	576
Hybrid and redeemable preferred
securities	-	-	-	-	(6)	(6)
Trading securities	282	(220)	-	(205)	-	(143)
Equity securities	26	(9)	-	-	-	17
Mortgage loans on real estate	14	-	-	(232)	-	(218)
Other assets – indexed annuity ceded
embedded derivatives	76	-	-	66	-	142
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives	(410)	-	-	103	-	(307)
Total, net	$1,820	$(233)	$(75)	$(634)	$(63)	$815

The following summarizes changes in unrealized gains (losses) included in net income related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Trading securities (1)	$(3)	$(23)	$(2)	$(81)
Equity securities (1)	12	23	(17)	57
Mortgage loans on real estate (1)	2	(1)	(1)	(16)
Derivative investments (1)	(25)	2	(27)	5
MRBs (2)	1,415	780	2,783	1,639
Embedded derivatives – indexed annuity
and IUL contracts (1)	(4)	(55)	(223)	4
Total, net	$1,397	$726	$2,513	$1,608

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

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Fixed maturity AFS securities:
Corporate bonds	$(19)	$(519)	$(21)	$(1,532)
State and municipal bonds	2	-	3	-
Foreign government bonds	-	(2)	-	(7)
RMBS	(1)	-	(1)	-
ABS	(5)	(39)	(4)	(101)
Hybrid and redeemable preferred
securities	-	(38)	(2)	(26)
Mortgage loans on real estate	(3)	(4)	1	(10)
Total, net	$(26)	$(602)	$(24)	$(1,676)

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three			For the Three
	Months Ended			Months Ended
	September 30, 2023			September 30, 2022
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$36	$(79)	$(43)	$37	$(53)	$(16)
RMBS	12	(5)	7	-	-	-
ABS	-	(113)	(113)	15	(162)	(147)
Hybrid and redeemable preferred
securities	-	(13)	(13)	-	-	-
Trading securities	6	-	6	4	(1)	3
Derivative investments	-	-	-	-	(1)	(1)
Total, net	$54	$(210)	$(156)	$56	$(217)	$(161)

	For the Nine			For the Nine
	Months Ended			Months Ended
	September 30, 2023			September 30, 2022
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$195	$(198)	$(3)	$265	$(167)	$98
RMBS	12	(5)	7	-	(15)	(15)
CMBS	4	-	4	-	(17)	(17)
ABS	2	(346)	(344)	16	(273)	(257)
Hybrid and redeemable preferred
securities	16	(13)	3	-	-	-
Trading securities	6	-	6	4	(5)	(1)
Derivative investments	31	-	31	-	(15)	(15)
Total, net	$266	$(562)	$(296)	$285	$(492)	$(207)

Transfers into and out of Level 3 are generally the result of observable market information on financial instruments no longer being available or becoming available to our pricing vendors. For the three and nine months ended September 30, 2023 and 2022, transfers in and out of Level 3 were attributable primarily to the financial instruments’ observable market information no longer being available or becoming available.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of September 30, 2023:

							Weighted
							Average
	Fair	Valuation	Significant	Assumption or			Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS and
trading securities:
Corporate bonds	$189	Discounted cash flow	Liquidity/duration adjustment (2)	(0.1)%	-	3.7%	2.0%
State and municipal
bonds	33	Discounted cash flow	Liquidity/duration adjustment (2)	0.8%	-	1.9%	1.8%
ABS	13	Discounted cash flow	Liquidity/duration adjustment (2)	1.7%	-	1.7%	1.7%
Hybrid and redeemable
preferred securities	7	Discounted cash flow	Liquidity/duration adjustment (2)	1.3%	-	1.5%	1.4%
Equity securities	4	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	-	4.5%	4.5%

MRB assets	4,108
Other assets – ceded MRBs	2	Discounted cash flow	Lapse (3)	1%	-	30%	(10)
			Utilization of GLB withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			Non-performance risk (6)	0.74%	-	2.56%	2.15%
			Mortality (7)			(9)	(10)
			Volatility (8)	1%	-	29%	13.65%
Other assets – indexed
annuity ceded embedded
derivatives	586	Discounted cash flow	Lapse (3)	0%	-	9%	(10)
			Mortality (7)			(9)	(10)
Liabilities
Policyholder account
balances – indexed annuity
contracts embedded
derivatives	$(7,163)	Discounted cash flow	Lapse (3)	0%	-	9%	(10)
			Mortality (7)			(9)	(10)

MRB liabilities	(1,385)
Other liabilities – ceded
MRBs	(305)	Discounted cash flow	Lapse (3)	1%	-	30%	(10)
			Utilization of GLB withdrawals (4)	85%	-	100%	94%
			Claims utilization factor (5)	60%	-	100%	(10)
			Premiums utilization factor (5)	80%	-	115%	(10)
			Non-performance risk (6)	0.74%	-	2.56%	2.15%
			Mortality (7)			(9)	(10)
			Volatility (8)	1%	-	29%	13.65%

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

•MRBs – Assuming our MRBs are in a liability position: an increase in our lapse, non-performance risk or mortality inputs would have resulted in a decrease in the fair value measurement except for policies with GDB riders only, an increase in mortality inputs would have resulted in an increase in the fair value measurement.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of September 30, 2023.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of September 30, 2023, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $190 million, after-tax. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Cost of Insurance and Other Litigation

Cost of Insurance Litigation

Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company, filed in the U.S. District Court for the District of Connecticut, No. 3:16-cv-00827, is a putative class action that was served on The Lincoln National Life Insurance Company (“LNL”) on June 8, 2016. Plaintiff is the owner of a universal life insurance policy who alleges that LNL charged more for non-guaranteed cost of insurance than permitted by the policy. Plaintiff seeks to represent all universal life and variable universal life policyholders who owned policies containing non-guaranteed cost of insurance provisions that are similar to those of plaintiff’s policy and seeks damages on behalf of all such policyholders. On January 11, 2019, the court dismissed plaintiff’s complaint in its entirety. In response, plaintiff filed a motion for leave to amend the complaint, which, on September 25, 2023, the court granted in part and denied in part. Plaintiff filed an amended complaint on October 10, 2023. We are vigorously defending this matter.

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

In re: Lincoln National COI Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania, Case No. 2:16-cv-06605-GJP, is a consolidated litigation matter related to multiple putative class action cases that were consolidated by an order dated March 20, 2017. Plaintiffs purport to own certain universal life insurance policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs allege that LNL and LNC breached the terms of policyholders’ contracts by increasing non-guaranteed cost of insurance rates beginning in 2016. Plaintiffs sought to represent classes of policyowners and sought damages on their behalf. On August 9, 2022, the court denied plaintiffs’ motion for class certification. The parties participated in a mediation on December 13, 2022, and subsequently reached a settlement. On January 26, 2023, the parties informed the presiding judge of a class settlement in this action, subject to final documentation and court approval. On March 24, 2023, plaintiffs filed a motion for preliminary approval of the class settlement, which was granted by the court on June 14, 2023. The provisional settlement, which was subject to both preliminary and final approval of the court, consisted of $117.75 million in pre-tax cash (in the aggregate for both this litigation and the In re: Lincoln National 2017 COI Rate Litigation matter discussed immediately below) and a five-year cost of insurance rate freeze, among other terms. After certain policyholders timely opted out or otherwise excluded themselves from the settlement class with respect to certain policies, the pre-tax cash settlement fund was reduced to $109.96 million. The court granted final approval of the settlement on October 5, 2023. Certain of the policyholders who did not participate in the settlement are plaintiffs in the Brighton Trustees, LLC, et al. v. The Lincoln National Life Insurance Company discussed further below. The remaining policyholders who did not participate in the settlement may bring individual actions in the future to the extent they have not already done so.

In re: Lincoln National 2017 COI Rate Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania, Case No. 2:17-cv-04150, is a consolidated litigation matter related to multiple putative class action cases that were consolidated by an order dated March 28, 2018. Plaintiffs purport to own certain universal life insurance policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs allege that LNL and LNC breached the terms of policyholders’ contracts by increasing non-guaranteed cost of insurance rates beginning in 2017. Plaintiffs sought to represent classes of policyholders and sought damages on their behalf. On August 9, 2022, the court denied plaintiffs’ motion for class certification. The parties participated in a mediation on December 13, 2022, and subsequently reached a settlement. On January 26, 2023, the parties informed the presiding judge of a class settlement in this action, subject to final documentation and court approval. On March 24, 2023, plaintiffs filed a motion for preliminary approval of the class settlement, which was granted by the court on June 14, 2023. The provisional settlement, which was subject to both preliminary and final approval of the court, consists of $117.75 million in pre-tax cash (in the aggregate for both this litigation and the In re: Lincoln National COI Litigation matter discussed immediately above) and a five-year cost of insurance rate freeze, among other terms. After certain policyholders timely opted out or otherwise excluded themselves from the settlement class with respect to certain policies, the pre-tax cash settlement fund was reduced to $109.96 million. The court granted final approval of the settlement on October 5, 2023. Certain of the policyholders who did not participate in the settlement are plaintiffs in the Brighton Trustees, LLC, et al. v. The Lincoln National Life Insurance Company discussed further below. The remaining policyholders who did not participate in the settlement may bring individual actions in the future to the extent they have not already done so.

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

Other Litigation

Andrew Nitkewicz v. Lincoln Life & Annuity Company of New York, pending in the U.S. District Court for the Southern District of New York, No. 1:20-cv-06805, is a putative class action that was filed on August 24, 2020. Plaintiff Andrew Nitkewicz, as trustee of the Joan C. Lupe Trust, seeks to represent all current and former owners of universal life (including variable universal life) policies who own or owned policies issued by LLANY and its predecessors in interest that were in force at any time on or after June 27, 2013, and for which planned annual, semi-annual, or quarterly premiums were paid for any period beyond the end of the policy month of the insured’s death. Plaintiff alleges LLANY failed to refund unearned premium in violation of New York Insurance Law Section 3203(a)(2) in connection with the payment of death benefit claims for certain insurance policies. Plaintiff seeks compensatory damages and pre-judgment interest on behalf of the various classes and sub-class. On July 2, 2021, the court granted, with prejudice, LLANY’s November 2020 motion to dismiss this matter. Plaintiff filed a notice of appeal on July 28, 2021, and on September 26, 2022, the U.S. Court of Appeals for the Second Circuit reserved its decision and certified a question to the New York Court of Appeals. On October 20, 2022, the New York Court of Appeals accepted the question. On October 19, 2023, the New York Court of Appeals answered the question in LLANY’s favor and transmitted the decision to the U.S. Court of Appeals for the Second Circuit.

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

16. Shares and Stockholders’ Equity

Preferred Shares

Preferred stock authorized, issued and outstanding (number of shares) was as follows:

	As of September 30, 2023			As of December 31, 2022
	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
9.250% Fixed Rate Reset Non-Cumulative
Preferred Stock, Series C	20,000	20,000	20,000	20,000	20,000	20,000
9.000% Non-Cumulative Preferred Stock, Series D	20,000	20,000	20,000	20,000	20,000	20,000
Not designated	9,960,000	-	-	9,960,000	-	-
Total preferred shares	10,000,000	40,000	40,000	10,000,000	40,000	40,000

The per share and aggregate dividends declared for preferred stock by series (in millions except per share data) was as follows:

	For the Three Months Ended September 30,
	2023		2022
	Dividend	Aggregate	Dividend	Aggregate
Series	Per Share	Dividend	Per Share	Dividend
Series C	$1,156.25	$23	$-	$-
Series D	562.50	11	-	-
Total	$1,718.75	$34	$-	$-

	For the Nine Months Ended September 30,
	2023		2022
	Dividend	Aggregate	Dividend	Aggregate
Series	Per Share	Dividend	Per Share	Dividend
Series C	$1,792.19	$36	$-	$-
Series D	1,743.75	35	-	-
Total	$3,535.94	$71	$-	$-

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Common Stock
Balance as of beginning-of-period	169,630,880	170,224,116	169,220,511	177,193,515
Stock compensation/issued for benefit plans	27,391	10,052	437,760	686,473
Retirement/cancellation of shares	-	(1,019,675)	-	(8,665,495
Balance as of end-of-period	169,658,271	169,214,493	169,658,271	169,214,493

Common Stock as of End-of-Period
Basic basis	169,658,271	169,214,493	169,658,271	169,214,493
Diluted basis	171,033,121	170,658,861	171,033,121	170,658,861

Our common stock is without par value.

Average Common Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Weighted-average shares, as used in basic calculation	169,645,881	169,706,526	169,529,509	171,647,108
Shares to cover non-vested stock	620,088	779,215	504,949	1,011,546
Average stock options outstanding during the period	42,457	380,706	24,862	1,236,484
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the period)	(37,461)	(280,067)	(21,377)	(978,538
Shares repurchasable from measured but
unrecognized stock option expense	(2,045)	-	(682)	(28,008
Average deferred compensation shares	621,582	508,980	588,183	507,487
Weighted-average shares, as used in diluted calculation (1)	170,890,502	171,095,360	170,625,444	173,396,079

(1)Due to reporting a net loss for the three months ended September 30, 2022, basic shares were used in the diluted earnings per share (“EPS”) calculation for those periods as the use of diluted shares would have resulted in a lower loss per share.

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our EPS, such options will be shown in the table above.

The income used in the calculation of our diluted EPS is our net income (loss), reduced by preferred stock dividends. This amount is presented on our Consolidated Statements of Income (Loss).

We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to all or a portion of their deferral amounts. This obligation is settled in either cash or LNC stock pursuant to the applicable plan document. We exclude deferred units of LNC stock that are antidilutive from our diluted EPS calculation. The mark-to-market adjustment of these deferred units excluded from our diluted EPS calculation was less than $1 million and $1 million for the three months ended September 30, 2023 and 2022, respectively, and $2 million and $8 million for the nine months ended September 30, 2023 and 2022, respectively.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Nine
	Months Ended
	September 30,
	2023	2022
Unrealized Gain (Loss) on Fixed Maturity AFS Securities and Certain Other
Investments
Balance as of beginning-of-year	$(8,916)	$9,616
Unrealized holding gains (losses) arising during the period	(3,405)	(27,065)
Change in foreign currency exchange rate adjustment	(21)	(620)
Change in future contract benefits and policyholder account balances	27	2,395
Income tax benefit (expense)	707	5,399
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(1,145)	(9)
Income tax benefit (expense)	240	2
Balance as of end-of-period	$(10,703)	$(10,268)
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$388	$(85)
Unrealized holding gains (losses) arising during the period	231	301
Change in foreign currency exchange rate adjustment	30	623
Income tax benefit (expense)	(55)	(194)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	68	67
Income tax benefit (expense)	(14)	(14)
Balance as of end-of-period	$540	$592
Market Risk Benefit Non-Performance Risk Gain (Loss)
Balance as of beginning-of-year	$1,741	$1,951
Adjustment arising during the period	(944)	285
Income tax benefit (expense)	202	(61)
Balance as of end-of-period	$999	$2,175
Policyholder Liability Discount Rate Remeasurement Gain (Loss)
Balance as of beginning-of-year	$747	$(1,265)
Adjustment arising during the period	347	2,631
Income tax benefit (expense)	(73)	(561)
Balance as of end-of-period	$1,021	$805
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(34)	$(14)
Foreign currency translation adjustment arising during the period	1	(32)
Income tax benefit (expense)	-	(1)
Balance as of end-of-period	$(33)	$(47)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(278)	$(219)
Adjustment arising during the period	(26)	22
Balance as of end-of-period	$(304)	$(197)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item on the Consolidated Statements of Comprehensive Income (Loss):

	For the Nine
	Months Ended
	September 30,
	2023	2022
Unrealized Gain (Loss) on Fixed Maturity AFS
Securities and Certain Other Investments
Reclassification	$(1,175)	$(9)	Realized gain (loss)
Associated change in future contract benefits	30	-	Benefits
Reclassification before income tax benefit (expense)	(1,145)	(9)	Income (loss) before taxes
Income tax benefit (expense)	247	2	Federal income tax expense (benefit)
Reclassification, net of income tax	$(898)	$(7)	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Interest rate contracts	$-	$1	Net investment income
Interest rate contracts	22	(11)	Interest and debt expense
Foreign currency contracts	42	48	Net investment income
Foreign currency contracts	4	29	Realized gain (loss)
Reclassifications before income tax benefit (expense)	68	67	Income (loss) before taxes
Income tax benefit (expense)	(14)	(14)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$54	$53	Net income (loss)

17. Segment Information

We provide products and services and report results through our Annuities, Life Insurance, Group Protection and Retirement Plan Services segments. We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments. Our reporting segments reflect the manner by which our chief operating decision makers view and manage the business. A discussion of these segments and Other Operations is found in Note 21 in our 2022 Form 10-K/A, as updated by Note 20 in the May 2023 Form 8-K.

Segment operating revenues and income (loss) from operations are internal measures used by our management and Board of Directors to evaluate and assess the results of our segments. Income (loss) from operations is GAAP net income excluding the after-tax effects of the following items, as applicable:

•Items related to annuity product features, which include changes in MRBs, including gains and losses and benefit payments, changes in the fair value of the derivative instruments we hold to hedge GLB and GDB riders, net of fee income allocated to support the cost of hedging them, and changes in the fair value of the embedded derivative liabilities of our indexed annuity contracts and the associated index options we hold to hedge them, including collateral expense associated with the hedge program (collectively, “net annuity product features”);

•Items related to life insurance product features, which include changes in the fair value of derivatives we hold as part of VUL hedging, changes in reserves resulting from benefit ratio unlocking associated with the impact of capital markets, and changes in the fair value of the embedded derivative liabilities of our IUL contracts and the associated index options we hold to hedge them (collectively, “net life insurance product features”);

•Credit loss-related adjustments on fixed maturity AFS securities, mortgage loans on real estate and reinsurance-related assets (“credit loss-related adjustments”);

•Changes in the fair value of equity securities, certain derivatives, certain other investments and realized gains (losses) on sales, disposals and impairments of financial assets (collectively, “investment gains (losses)”);

•Changes in the fair value of reinsurance-related embedded derivatives, trading securities and mortgage loans on real estate electing the fair value option (“changes in the fair value of reinsurance-related embedded derivatives, trading securities and certain mortgage loans”);

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

Operating revenues represent GAAP revenues excluding the pre-tax effects of the following items, as applicable:

•Changes in the fair value of the derivative instruments we hold to hedge GLB and GDB riders, net of fee income allocated to support the cost of hedging them, and changes in the fair value of the embedded derivative liabilities of our indexed annuity and IUL contracts and the associated index options we hold to hedge them (collectively, “revenue adjustments from annuity and life insurance product features”);

•Credit loss-related adjustments;

•Investment gains (losses);

•Changes in the fair value of reinsurance-related embedded derivatives, trading securities and certain mortgage loans;

•Revenue adjustments from the initial adoption of new accounting standards; and

•Amortization of deferred gains arising from reserve changes on business sold through reinsurance.

The tables below reconcile our segment measures of performance to the GAAP measures presented in the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Operating revenues:
Annuities	$1,197	$1,113	$3,528	$3,356
Life Insurance	1,723	1,623	5,241	5,059
Group Protection	1,388	1,333	4,176	3,958
Retirement Plan Services	327	316	988	949
Other Operations	38	36	127	111
Revenue adjustments from annuity and life insurance product features	(14)	386	(1,908)	1,697
Credit loss-related adjustments	(27)	(133)	(53)	(122)
Investment gains (losses) (1)	(400)	13	(1,126)	6
Changes in the fair value of reinsurance-related embedded derivatives,
trading securities and certain mortgage loans	(29)	(15)	(27)	(46)
Total revenues	$4,203	$4,672	$10,946	$14,969

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Income (Loss)
Income (loss) from operations:
Annuities	$248	$275	$794	$886
Life Insurance	(173)	(2,171)	(153)	(2,085)
Group Protection	68	12	247	15
Retirement Plan Services	43	47	133	159
Other Operations	(113)	(112)	(306)	(276)
Net annuity product features, after-tax	1,045	893	850	2,591
Net life insurance product features, after-tax	85	20	(133)	16
Credit loss-related adjustments, after-tax	(21)	(104)	(41)	(96)
Investment gains (losses), after-tax (1)	(306)	10	(880)	5
Changes in the fair value of reinsurance-related embedded derivatives,
trading securities and certain mortgage loans, after-tax	(23)	(12)	(21)	(36)
Impairment of intangibles	-	(634)	-	(634)
Transaction and integration costs related to mergers,
acquisitions and divestitures, after-tax (2)	-	-	(7)	-
Net income (loss)	$853	$(1,776)	$483	$545

(1)Includes a $467 million pre-tax ($369 million after-tax) and $1.1 billion pre-tax ($862 million after-tax) impairment of fixed maturity AFS securities in an unrealized loss position for the three and nine months ended September 30, 2023, respectively, resulting from the Company’s intent to sell these securities as part of the previously announced Fortitude Re reinsurance transaction. Within the investment portfolio anticipated to be sold in the transaction, there are additional fixed maturity AFS securities in an unrealized gain position of approximately $164 million after-tax as of September 30, 2023. Pursuant to the applicable accounting guidance, the Company impaired the securities in a loss position down to fair market value upon entry into the agreement in the second quarter and recognized additional impairment of certain of these securities during the third quarter due to higher interest rates. The Company will recognize a gain for any securities in an unrealized gain position at the time when the transaction closes. For more information, see Notes 4 and 8.

(2)Includes costs pertaining to the Fortitude Re reinsurance transaction. For more information, see Note 8.

Other segment information (in millions) was as follows:

	As of	As of
	September 30,	December 31,
	2023	2022
Assets
Annuities	$171,598	$167,377
Life Insurance	94,237	94,536
Group Protection	9,389	9,780
Retirement Plan Services	41,558	41,900
Other Operations	21,629	20,624
Total assets	$338,411	$334,217

18. Realized Gain (Loss)

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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Fixed maturity AFS securities:
Gross gains	$1	$11	$35	$15
Gross losses	(3)	(15)	(119)	(24)
Credit loss benefit (expense) (1)	(1)	(5)	(17)	(11)
Intent to sell impairments (2)	(467)	-	(1,091)	-
Realized gain (loss) on equity securities (3)	8	16	(20)	(3)
Credit loss benefit (expense) on mortgage loans on real estate	(9)	(9)	(16)	4
Credit loss benefit (expense) on reinsurance-related assets (4)	(16)	(118)	(20)	(115)
Realized gain (loss) on the mark-to-market on certain instruments (5)(6)	128	40	(147)	31
Indexed product derivative results (7)	4	(25)	(199)	113
Derivative results (8)	(81)	382	(1,454)	1,554
Other realized gain (loss)	(17)	(28)	(18)	(33)
Total realized gain (loss)	$(453)	$249	$(3,066)	$1,531

(1)Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.

(2)Includes impairments of certain fixed maturity AFS securities in an unrealized loss position, resulting from the Company’s intent to sell these securities as part of the Fortitude Re reinsurance transaction. Within the investment portfolio anticipated to be sold in the transaction, there are additional fixed maturity AFS securities in an unrealized gain position of approximately $208 million pre-tax as of September 30, 2023. Pursuant to the applicable accounting guidance, the Company impaired the securities in a loss position down to fair market value upon entry into the agreement in the second quarter and recognized additional impairment on certain of these securities during the third quarter due to higher interest rates. The Company will recognize a gain for any securities in an unrealized gain position at the time when the transaction closes. See Notes 4 and 8 for additional information.

(3)Includes mark-to-market adjustments on equity securities still held of $9 million and $16 million for the three months ended September 30, 2023 and 2022, respectively, and $(22) million and $2 million for the nine months ended September 30, 2023 and 2022, respectively.

(4)Includes the release of reinsurance recoverables and the corresponding allowance for credit losses related to a third-party reinsurer, Scottish Re, where liquidation proceedings commenced during the third quarter of 2023. As of September 30, 2023, reinsurance coverage terminated and all business ceded to Scottish Re was therefore recaptured.

(5)Represents changes in the fair values of derivatives we hold as part of VUL hedging, reinsurance-related embedded derivatives and trading securities.

(6)Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $2 million and $(1) million for the three months ended September 30, 2023 and 2022, respectively, and $1 million and $(18) million for the nine months ended September 30, 2023 and 2022, respectively.

(7)Represents the change in fair value of the index options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity and IUL contracts, and the associated index options to hedge policyholder index allocations applicable to future reset periods for our indexed annuity products.

(8)Includes the change in the fair value of the derivative instruments we own to support capital needs associated with our GLB and GDB riders net of fee income allocated to support the cost of purchasing the hedging instruments.

19. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 18% and (4)% for the three and nine months ended September 30, 2023, respectively, compared to 16% and 26%, respectively, for the corresponding periods in 2022. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate accounts dividends-received deduction and tax credits.

For the three months ended September 30, 2023, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of preferential tax items. For the nine months ended September 30, 2023, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of preferential tax items exceeding the tax expense at 21% on pre-tax income.

For the three months ended September 30, 2022, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to a tax benefit at 21% from pre-tax losses in addition to the effects of preferential tax items. For the nine months ended September 30, 2022, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of preferential tax items.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of September 30, 2023, compared with December 31, 2022, and the results of operations for the three and nine months ended September 30, 2023, compared with the corresponding periods in 2022 of Lincoln National Corporation and its consolidated subsidiaries. Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.

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

INTRODUCTION

Executive Summary

We are a holding company that operates multiple insurance and retirement businesses through subsidiary companies. We sell a wide range of wealth accumulation, wealth protection, group protection and retirement income products and solutions through our four business segments:

•Annuities;

•Life Insurance;

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

Investments

Investment Valuation

The following summarizes investments on the Consolidated Balance Sheets carried at fair value by pricing source and fair value hierarchy level (in millions) as of September 30, 2023:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$380	$85,260	$139	$85,779
Priced by independent broker quotations	-	-	4,270	4,270
Priced by matrices	-	16,310	-	16,310
Priced by other methods (1)	-	-	246	246
Total	$380	$101,570	$4,655	$106,605

Percent of total	0%	95%	5%	100%

(1)Represents primarily securities for which pricing models were used to compute fair value.

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2022 Form 10-K/A as updated by the May 2023 Form 8-K and Note 14 herein.

Derivatives

Derivatives are primarily used for hedging purposes. We hedge certain portions of our exposure to interest rate risk, foreign currency exchange risk, equity market risk, basis risk, commodity risk and credit risk by entering into derivative transactions. We also purchase and issue financial instruments that contain embedded derivative instruments. See “Policyholder Account Balances” below for information on embedded derivatives. Assessing the effectiveness of hedging and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates.

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

Liability for Future Claims

Future contract benefits include reserves for long-term life and disability claims associated with our Group Protection segment. These reserves use actuarial assumptions primarily based on claim termination rates, offsets for other insurance including social security and long-term disability incidence and severity assumptions. Such cash flow assumptions are subject to the comprehensive review process discussed above. We remeasure the liability for future claims using a single-A interest rate as of the end of each reporting period. See “Annual Assumption Review” below for more information.

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

For additional information on future contract benefits, see Note 13.

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

Net amount at risk (“NAR”) represents the amount of GLB or GDB in excess of a policyholder’s account balance at the balance sheet date. Underperforming markets increase our exposure to potential benefits with the GLB and GDB riders. A contract with a GDB rider is “in the money” if the policyholder’s account balance falls below the GDB. As of September 30, 2023 and 2022, 27% and 33%, respectively, of all in-force contracts with a GDB rider were “in the money.” A contract with a GLB rider is “in the money” if the policyholder’s account balance falls below the present value of GLB payments, assuming no full surrenders. As of September 30, 2023 and 2022, 33% and 72%, respectively, of all in-force contracts with a GLB rider were “in the money.” However, the only way the policyholder can realize the excess of the present value of benefits over the account balance of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount. If, after the series of withdrawals or income payments, the account balance is exhausted, the policyholder will continue to receive a series of annuity payments. The account balance can also fluctuate with market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account balance.

Many policyholders have both a GLB or GDB present on the same policy. The total NAR represents the greater of GLB NAR and GDB NAR for each policy as only one benefit can be exercised in practice. Details underlying the NAR, net of reinsurance, (in millions) were as follows:

	Annuities		Retirement Plan Services
	As of September 30,		As of September 30,
	2023	2022	2023	2022

GLB NAR	$2,929	$4,803	$2	$5
GDB NAR	3,696	6,729	7	23
Total NAR	6,256	10,618	9	27

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

MRBs are valued based on a stochastic projection of risk-neutral scenarios that incorporate a spread reflecting our non-performance risk. Ceded MRBs are valued based on a stochastic projection of risk-neutral scenarios that incorporate a spread reflecting our counterparties’ non-performance risk. The scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant and include assumptions for capital markets, lapse, benefit utilization, mortality, risk margin and administrative expenses. These assumptions are based on a combination of historical data and actuarial judgments. The assumption for our own non-performance risk and our counterparties’ non-performance risk for MRBs and ceded MRBs, respectively, are determined at each valuation date and reflect our risk and our counterparties’ risks of not fulfilling the obligations of the underlying liability. The spread for the non-performance risk is added to the discount rates used in determining the fair value from the net cash flows. We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop, we will continue to reassess our assumptions. During the third quarter of each year, we conduct our comprehensive review of the assumptions used in calculating the fair value of these MRBs and update these assumptions on a prospective basis as needed. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update. For information on fair value inputs, see Note 14. See “Annual Assumption Review” below for more information.

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

The following table presents our after-tax estimates of the potential instantaneous effect to net income (loss) that could result from sudden changes that may occur in equity markets and interest rates (in millions) and excludes the net cost of operating the hedge program. The amounts represent the difference between the change in GLB and GDB riders and the change in the fair value of the underlying hedge instruments. These estimates are based upon the balance as of September 30, 2023, net of reinsurance, and the related hedge instruments in place as of that date.

The effects presented in the table below are not representative of the aggregate impacts that could result if a combination of such changes to equity market returns and interest rates occurred.

	In Force Sensitivities
Equity Market Return	-10%	+10%
Hypothetical effect to net income	$(525)	$500

Interest Rates	-25 bps	+25 bps
Hypothetical effect to net income	(425)	400

The actual effects of the results illustrated in the table above could vary significantly depending on a variety of factors, many of which are out of our control, and consideration should be given to the following:

•The analysis is only valid as of September 30, 2023, due to changing market conditions, policyholder activity, hedge positions and other factors;

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

For additional information on MRBs, see Note 10.

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

Our indexed annuity and IUL contracts permit the holder to elect a fixed interest rate return or a return where interest credited to the contracts is linked to the performance of the S&P 500® Index or other indices. The value of the variable portion of the policyholder’s account balance varies with the performance of the underlying variable funds chosen by the policyholder. Policyholders may elect to rebalance among the various accounts within the product at renewal dates. At the end of each indexed term, which can be up to six years, we have the opportunity to re-price the indexed component by establishing different participation rates, caps, spreads or specified rates, subject to contractual guarantees. We purchase and sell index options that are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options held generally offsets the change in value of the embedded derivative within the contract, both of which are recorded as a component of realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). The Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC require that we calculate fair values of index options we may purchase or sell in the future to hedge policyholder index allocations in future reset periods. These fair values represent an estimate of the cost of the options we will purchase or sell in the future, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. Changes in the fair values of these liabilities are included as a component of realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). For more information on indexed product net derivative results, see Note 17.

For additional information on the liability for policyholder account balances, see Note 12.

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

Details underlying the effect to net income (loss) from our annual assumption review (in millions) were as follows:

	For the Three
	Months Ended
	September 30,
	2023	2022
Income (loss) from operations:
Annuities	$(12)	$1
Life Insurance	(156)	(2,107)
Group Protection	24	(12)
Retirement Plan Services	-	-
Excluded from income (loss) from operations	(36)	74
Net income (loss)	$(180)	$(2,044)

The impacts of our annual assumption review were driven primarily by the following:

2023

•For Annuities, the unfavorable impact was driven by updates to mortality assumptions.

•For Life Insurance, the unfavorable impact was driven by updates to policyholder lapse behavior and mortality assumptions, partially offset by the favorable impact of a 50 basis points increase in our long-term new money investment yield assumption.

•For Group Protection, the favorable impact was driven by updates to long-term disability and life waiver claim termination rate assumptions, partially offset by the unfavorable impact due to updates to long-term disability social security offset assumptions.

•For excluded from income (loss) from operations, the unfavorable impact, related to net annuity product features, was driven by updates to mortality and policyholder lapse behavior assumptions and other items, partially offset by a favorable impact from updates to volatility and policyholder GLB utilization behavior assumptions.

2022

•For Life Insurance, the unfavorable impact was driven by updates to the policyholder lapse behavior assumptions related to UL products with secondary guarantees in the amount of $1.9 billion, after-tax, as well as updates to mortality and morbidity assumptions and other items.

•For Group Protection, the unfavorable impact was driven by updates to long-term disability incidence and severity assumptions, partially offset by the favorable impact of updates to life waiver termination assumptions.

•For excluded from income (loss) from operations, the favorable impact, related to net annuity product features, was driven by updates to policyholder benefit utilization behavior and fund mapping and volatility assumptions, partially offset by an unfavorable impact from updates to policyholder lapse behavior assumptions related to UL products with secondary guarantees that impacted ceded reserves.

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

We apply significant judgment when determining the estimated fair value of our reporting units. Factors that can influence the value of goodwill include capital markets, competitive landscape, regulatory environment, consumer confidence and any items that can directly or indirectly affect new business future cash flows. Factors that could affect production levels and profitability of new business include mix of new business, pricing changes, customer acceptance of our products and distribution strength. Spread compression and related effects to profitability caused by lower interest rates affect the valuation of in-force business more significantly than the valuation of new business, as new business pricing assumptions reflect the current and anticipated future interest rate environment. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments.

In the third quarter of 2022, as a result of the capital market environment, including (i) declining equity markets and (ii) the impact of rising interest rates on our discount rate assumption, we accelerated our quantitative goodwill impairment test for our Life Insurance reporting unit as we concluded that there were indicators of impairment. Based on this quantitative test, which included updating our best estimate assumptions therein, we incurred an impairment during the third quarter of 2022 of the Life Insurance reporting unit goodwill of $634 million, which represented the write-off of the entire balance of goodwill for the reporting unit.

We concluded that, for the third quarter of 2022, there were not indicators of impairment for our remaining reporting units (Annuities, Group Protection and Retirement Plan Services). As of October 1, 2022, we performed our annual quantitative goodwill impairment test for our other reporting units, and, as of such date, the fair value was in excess of the carrying value for each of the Annuities, Group Protection and Retirement Plan Services reporting units.

During the fourth quarter of 2023, we will perform our annual quantitative goodwill impairment test as of October 1, 2023, on all of our reporting units.

For more information on goodwill, see Notes 1 and 9 herein and “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Goodwill and Other Intangible Assets” and Note 9 in our 2022 Form 10-K/A.

Income Taxes

Management uses certain assumptions and estimates in determining the income taxes payable or refundable for the current year, the deferred income tax assets and liabilities for items recognized differently in its financial statements from amounts shown on its income tax returns and the federal income tax expense.  Determining these amounts requires analysis and interpretation of current tax laws and regulations.  Management exercises judgment in evaluating the amount and timing of recognition of the resulting income tax assets and liabilities.  These judgments and estimates are re-evaluated on a continual basis as regulatory and business factors change. Legislative changes to the Internal Revenue Code of 1986, as amended, modifications or new regulations, administrative rulings, or court decisions could increase or decrease our effective tax rate.

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

As of September 30, 2023, we had an approximate $2.1 billion deferred tax asset related to net unrealized losses on fixed maturity available-for-sale (“AFS”) securities. In the assessment of the future realizability of this deferred tax asset, management concluded that its tax planning strategy to hold these securities to recovery was prudent and feasible as these unrealized losses were caused by factors other than credit loss, and we have the intent and ability to hold these securities to recovery and collect all of the contractual cash flows. As of September 30, 2023, we had an approximate $840 million deferred tax asset related to the portfolio of investments anticipated to be sold in the Fortitude Re reinsurance transaction. See “Results of Consolidated Operations – Additional Information” below and Notes 4 and 8 for additional information. In the assessment of the future realizability of this deferred tax asset, management considered future tax planning strategies, including sales of certain appreciated fixed maturity securities, sales of certain investments in limited partnerships, sales of certain corporate assets and other investment management strategies. Such tax planning strategies are viewed by management as prudent and feasible, and one or a combination of these strategies may be implemented if necessary to realize the deferred tax asset.

We may experience an increased likelihood of recording a valuation allowance in the future based on the following factors:

•Adverse global capital and credit market conditions that may impact the value of appreciated securities and the sale of certain corporate assets; and

•Legislative, regulatory or tax changes that may impact the sale of certain corporate assets.

Additionally, as of September 30, 2023, we had a $257 million deferred tax asset related to net operating loss carryforwards and a $132 million deferred tax asset related to credit carryforwards that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. The net operating loss carryforwards do not expire and can be carried forward indefinitely. The credit carryforwards expire in 10 and 20 years for foreign tax credits and general business credits, respectively.

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

For additional information on income taxes, see Note 19.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Income (Loss)
Income (loss) from operations:
Annuities	$248	$275	$794	$886
Life Insurance	(173)	(2,171)	(153)	(2,085)
Group Protection	68	12	247	15
Retirement Plan Services	43	47	133	159
Other Operations	(113)	(112)	(306)	(276)
Net annuity product features, after-tax	1,045	893	850	2,591
Net life insurance product features, after-tax	85	20	(133)	16
Credit loss-related adjustments, after-tax	(21)	(104)	(41)	(96)
Investment gains (losses), after-tax	(306)	10	(880)	5
Changes in the fair value of reinsurance-related
embedded derivatives, trading securities and
certain mortgage loans, after-tax	(23)	(12)	(21)	(36)
Impairment of intangibles	-	(634)	-	(634)
Transaction and integration costs related to mergers,
acquisitions and divestitures, after-tax	-	-	(7)	-
Net income (loss)	$853	$(1,776)	$483	$545

Comparison of the Three Months Ended September 30, 2023 to 2022

Net income increased due primarily to the following:

•Less unfavorable impact from our annual assumption review.

•Goodwill impairment in 2022 in our Life Insurance segment.

•Higher gain in net annuity product features driven by favorable MRB-related impacts attributable to the impact of capital markets.

•Investment income on alternative investments in 2023 compared to negative performance on alternative investments in 2022.

•Lower total loss ratio in our Group Protection segment.

The increase in net income was partially offset by investment losses in 2023 compared to investment gains in 2022 driven primarily by a $369 million after-tax impairment on fixed maturity AFS securities in an unrealized loss position, resulting from our intent to sell these securities as part of the Fortitude Re reinsurance transaction.

Comparison of the Nine Months Ended September 30, 2023 to 2022

Net income decreased due primarily to the following:

•Lower gain in net annuity product features driven by unfavorable changes in the fair value of GLB and GDB hedge instruments in 2023 compared to favorable changes in 2022 attributable to the impact of capital markets, partially offset by higher gains in MRB-related impacts due to the impact of capital markets.

•Investment losses in 2023 compared to investment gains in 2022 driven by an $862 million after-tax impairment on fixed maturity AFS securities in an unrealized loss position, resulting from our intent to sell these securities as part of the Fortitude Re reinsurance transaction.

•Loss in net life insurance product features in 2023 compared to gain in 2022 driven by mark-to-market losses on hedges associated with VUL products.

•Higher compensation-related expenses and other costs pertaining to business operations.

The decrease in net income was partially offset by the following:

•Less unfavorable impact from our annual assumption review.

•Goodwill impairment in 2022 in our Life Insurance segment.

•Lower total loss ratio in our Group Protection segment.

Additional Information

Within the investment portfolio anticipated to be sold in the Fortitude Re reinsurance transaction discussed above, there are additional fixed maturity AFS securities in an unrealized gain position of approximately $164 million after-tax as of September 30, 2023. Pursuant to the applicable accounting guidance, the Company impaired the securities in a loss position down to fair market value upon entry into the agreement in the second quarter and recognized additional impairment of certain of these securities during the third quarter due to market fluctuations. The Company will recognize a gain for any securities in an unrealized gain position at the time when the transaction closes. For more information on the Fortitude Re reinsurance transaction, see Notes 4 and 8.

For a discussion of the goodwill impairment, see “Introduction – Critical Accounting Policies and Estimates – Goodwill” above.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating Revenues
Insurance premiums (1)	$24	$57	$116	$112
Fee income	557	574	1,644	1,791
Net investment income	451	348	1,309	1,075
Amortization of deferred gain on
business sold through reinsurance	11	6	22	19
Other revenues (2)	154	128	437	359
Total operating revenues	1,197	1,113	3,528	3,356
Operating Expenses
Benefits (1)	45	79	177	179
Interest credited	330	224	914	646
Policyholder liability remeasurement
(gain) loss	19	1	17	3
Commissions and other expenses	521	496	1,528	1,501
Total operating expenses	915	800	2,636	2,329
Income (loss) from operations before taxes	282	313	892	1,027
Federal income tax expense (benefit)	34	38	98	141
Income (loss) from operations	$248	$275	$794	$886

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

Comparison of the Three Months Ended September 30, 2023 to 2022

Income from operations for this segment decreased due primarily to the following:

•Higher commissions and other expenses driven by higher compensation-related expenses and other costs pertaining to business operations.

•Higher policyholder liability remeasurement loss driven by the impact from our annual assumption review.

•Lower fee income driven by higher fees allocated to support the cost of hedging GLB and GDB riders.

Comparison of the Nine Months Ended September 30, 2023 to 2022

Income from operations for this segment decreased due primarily to the following:

•Lower fee income driven by lower average daily variable account balances.

•Lower net investment income, net of interest credited, driven by lower prepayment and bond make-whole premiums.

•Higher commissions and other expenses driven by higher compensation-related expenses and other costs pertaining to business operations.

•Higher policyholder liability remeasurement loss driven by the impact from our annual assumption review.

The decrease in income from operations was partially offset by lower federal income tax expense due to a more favorable tax return true-up driven by the separate account dividends-received deduction.

See “Critical Accounting Policies and Estimates – Annual Assumption Review” above for information on the impacts from our annual assumption review.

Additional Information

We expect an ongoing increase in income from operations in future quarters of approximately $5 million per quarter upon the closing of the reinsurance transaction announced in the second quarter of 2023. See Note 8 for more information on the transaction, which is expected to advance the Company’s enterprise strategic objectives by reducing balance sheet risk, strengthening our capital position and improving free cash flow.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.

The other component of net flows relates to the retention of new business and account balances. An important measure of retention is the reduction in account balances caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account balances were 9% for the three and nine months ended September 30, 2023, and 7% for the corresponding periods in 2022. Our outflow rate increase in 2023 is due primarily to an increase in full surrenders as a result of the increased interest rate environment.

Our fixed annuities and indexed variable annuities, also referred to as registered index-linked annuities, have discretionary fixed and indexed crediting rates that reset on an annual or periodic basis and may be subject to surrender charges. Our ability to retain these annuities will be subject to current competitive conditions at the time crediting rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements” and “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals” in our 2022 Form 10-K/A; and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2022 Form 10-K/A, as updated by the May 2023 Form 8-K and “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” below.  For information on the interest rate environment, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary” in our 2022 Form 10-K/A, as updated by the May 2023 Form 8-K.

Fee Income

Details underlying fee income (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Fee Income
Mortality, expense and other assessments (1)	$543	$566	$1,607	$1,769
Surrender charges	12	6	32	18
DFEL:
Deferrals	(5)	(5)	(15)	(17)
Amortization	7	7	20	21
Total fee income	$557	$574	$1,644	$1,791

(1)Presented net of GLB and GDB hedge allowance.

We charge policyholders mortality and expense assessments on variable annuity accounts to cover insurance and administrative expenses. These assessments are a function of the rates priced into the product and the average daily variable account balances. Average daily variable account balances are driven by net flows and variable fund returns. Charges on GLB riders are assessed based on a contractual rate that is applied either to the account balance or the guaranteed amount. We allocate a portion of these fees to support the cost of hedging GLB and GDB riders. For more information, see Note 17. We may collect surrender charges when our fixed and variable annuity policyholders surrender their contracts during the surrender charge period to protect us from premature withdrawals.

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Investment Income
Fixed maturity AFS securities, mortgage loans on
real estate and other, net of investment expenses	$416	$321	$1,206	$948
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	-	1	1	30
Surplus investments (2)	34	26	99	97
Net investment income pertaining to broker-dealer services	1	-	3	-
Total net investment income	$451	$348	$1,309	$1,075

Interest Credited
Amount provided to policyholders	$328	$220	$906	$635
DSI deferrals	(2)	-	(3)	(1)
Interest credited before DSI amortization	326	220	903	634
DSI amortization	4	4	11	12
Total interest credited	$330	$224	$914	$646

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

Account Balances

Details underlying account balances (dollars in millions) were as follows:

	As of or For the Three		As of or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Variable Annuity Account Balance Information (1)
Variable annuity deposits	$769	$727	$2,137	$2,728
Variable annuity net flows	(1,718)	(1,459)	(5,265)	(4,318)
Variable annuity account balances	105,193	101,906	105,193	101,906
Average daily variable annuity account balances	109,765	110,275	108,840	117,893
Average daily S&P 500® Index (2)	4,456	3,983	4,222	4,185

Fixed Annuity Account Balance Information (3)
Fixed annuity deposits	$1,968	$2,505	$6,324	$5,907
Fixed annuity net flows	845	1,781	2,953	3,829
Fixed annuity account balances (4)	41,458	34,681	41,458	34,681
Average fixed annuity account balances (4)	41,547	34,583	39,773	34,115

(1)Excludes the fixed portion of variable annuities.

(2)We generally use the S&P 500® Index as a benchmark for the performance of our variable account balances. The account balances of our variable annuity contracts are invested by our policyholders in a variety of investment options including, but not limited to, domestic and international equity securities and fixed income, which do not necessarily align with S&P 500 Index performance.

(3)Includes the fixed portion of variable annuities.

(4)Net of reinsurance.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Commissions and Other Expenses
Commissions:
Deferrable	$86	$103	$259	$302
Non-deferrable	152	151	460	475
General and administrative expenses	124	107	353	306
Expenses associated with reserve financing
and LOC expenses	3	1	9	3
Taxes, licenses and fees	14	9	31	29
Total expenses incurred, excluding broker-dealer	379	371	1,112	1,115
DAC deferrals	(102)	(117)	(300)	(346)
Total pre-broker-dealer expenses incurred,
excluding amortization	277	254	812	769
DAC and VOBA amortization:
Amortization	111	109	326	323
Impact from annual assumption review	(2)	(1)	(2)	(1)
Broker-dealer expenses incurred	135	134	392	410
Total commissions and other expenses	$521	$496	$1,528	$1,501

DAC Deferrals
As a percentage of sales/deposits	3.7%	3.6%	3.5%	4.0%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating Revenues
Insurance premiums (1)	$289	$289	$867	$849
Fee income	739	745	2,269	2,260
Net investment income	689	585	2,083	1,937
Operating realized gain (loss)	(2)	(2)	(5)	(5)
Amortization of deferred gain on
business sold through reinsurance	4	4	12	13
Other revenues	4	2	15	5
Total operating revenues	1,723	1,623	5,241	5,059
Operating Expenses
Benefits	1,129	1,041	3,354	2,992
Interest credited	325	329	978	984
Policyholder liability remeasurement
(gain) loss	183	2,708	183	2,855
Commissions and other expenses	315	303	943	890
Total operating expenses	1,952	4,381	5,458	7,721
Income (loss) from operations before taxes	(229)	(2,758)	(217)	(2,662)
Federal income tax expense (benefit)	(56)	(587)	(64)	(577)
Income (loss) from operations	$(173)	$(2,171)	$(153)	$(2,085)

(1)Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

Comparison of the Three and Nine Months Ended September 30, 2023 to 2022

Loss from operations for this segment decreased due primarily to lower policyholder liability remeasurement (gain) loss driven by less unfavorable impacts from the annual assumption review, partially offset by higher benefits due to growth in reserves.

The decrease in loss from operations was partially offset by higher commissions and other expenses due to higher compensation-related expenses and other costs pertaining to business operations.

Additionally, for the three months ended September 30, 2023, the decrease in loss from operations was driven by higher net investment income, net of interest credited, driven by investment income on alternative investments compared to negative performance on alternative investments in the third quarter of 2022 and growth in investments, partially offset by lower prepayment and bond make-whole premiums.

Additionally, for the nine months ended September 30, 2023, the decrease in loss from operations was driven by higher net investment income, net of interest credited, driven by higher investment income on alternative investments and growth in investments, and higher insurance premiums due to growth in business in force, partially offset by lower prepayment and bond make-whole premiums.

See “Critical Accounting Policies and Estimates – Annual Assumption Review” above for information on the impacts from our annual assumption review.

Additional Information

We expect an ongoing reduction in income from operations in future quarters of approximately $25 million to $30 million per quarter upon the closing of the reinsurance transaction announced in the second quarter of 2023. See Note 8 for more information on the transaction, which is expected to advance the Company’s enterprise strategic objectives by reducing balance sheet risk, strengthening our capital position and improving free cash flow.

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

Fee Income

Details underlying fee income, sales, net flows, account balances and in-force face amount (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Fee Income
Cost of insurance assessments	$558	$565	$1,734	$1,711
Expense assessments	379	384	1,119	1,137
Surrender charges	7	8	22	23
DFEL:
Deferrals	(272)	(268)	(799)	(782)
Amortization	67	60	193	175
Impact from annual assumption review	-	(4)	-	(4)
Total fee income	$739	$745	$2,269	$2,260

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Sales by Product
IUL/UL	$23	$40	$85	$93
MoneyGuard®	27	22	71	69
VUL	29	36	93	114
Term	23	47	79	138
Executive Benefits	42	26	69	104
Total sales	$144	$171	$397	$518

Net Flows
Deposits	$1,272	$1,406	$3,927	$4,216
Withdrawals and deaths	(451)	(404)	(1,322)	(1,242)
Net flows	$821	$1,002	$2,605	$2,974

Policyholder Assessments	$1,362	$1,359	$4,087	$4,051

	As of September 30,
	2023	2022
Account Balances (1)
General account	$31,714	$32,116
Separate account	18,010	15,173
Total account balances	$49,724	$47,289

In-Force Face Amount
UL and other	$364,586	$362,098
Term insurance	721,927	689,101
Total in-force face amount	$1,086,513	$1,051,199

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Average General Account Balances (1)	$31,823	$32,163	$31,955	$32,337

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

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$603	$594	$1,797	$1,770
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	-	10	3	31
Alternative investments (2)	45	(52)	159	38
Surplus investments (3)	41	33	124	98
Total net investment income	$689	$585	$2,083	$1,937

Interest Credited	$325	$329	$978	$984

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

Benefits and Policyholder Remeasurement (Gain) Loss

Details underlying benefits and policyholder remeasurement (gain) loss (dollars in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Benefits and Policyholder Remeasurement (Gain) Loss
Death claims direct and assumed	$1,311	$1,278	$4,100	$4,171
Death claims ceded	(500)	(473)	(1,604)	(1,624)
Reserves released on death	(158)	(154)	(470)	(475)
Net death benefits	653	651	2,026	2,072
Change in secondary guarantee life insurance product
reserves:
Change in reserves	204	214	593	482
Impact from annual assumption review	172	2,438	172	2,438
Change in MoneyGuard® reserves:
Change in reserves	143	111	392	333
Impact from annual assumption review	37	167	37	167
Change in traditional product reserves:
Change in reserves	47	52	164	139
Impact from annual assumption review	(11)	62	(11)	62
Other benefits (1)	67	54	164	154
Total benefits and policyholder remeasurement
(gain) loss	$1,312	$3,749	$3,537	$5,847

Death claims per $1,000 of in-force	2.41	2.51	2.50	2.73

(1)Includes primarily long-term care claims and life surrender benefits.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Commissions and Other Expenses
Commissions	$129	$177	$421	$509
General and administrative expenses	154	149	457	416
Expenses associated with reserve financing	25	26	76	78
Taxes, licenses and fees	36	33	114	115
Total expenses incurred	344	385	1,068	1,118
DAC and VOBA deferrals	(152)	(202)	(496)	(588)
Total expenses recognized before amortization	192	183	572	530
DAC and VOBA amortization:
Amortization	122	123	368	361
Impact from annual assumption review	-	(4)	-	(4)
Other intangible amortization	1	1	3	3
Total commissions and other expenses	$315	$303	$943	$890

DAC and VOBA Deferrals
As a percentage of sales	105.6%	118.1%	124.9%	113.5%

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

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating Revenues
Insurance premiums	$1,251	$1,200	$3,765	$3,556
Net investment income	84	83	254	253
Other revenues (1)	53	50	157	149
Total operating revenues	1,388	1,333	4,176	3,958
Operating Expenses
Benefits	979	994	3,036	3,003
Interest credited	1	1	4	4
Policyholder liability remeasurement
(gain) loss	(39)	(22)	(260)	(55)
Commissions and other expenses	361	345	1,083	987
Total operating expenses	1,302	1,318	3,863	3,939
Income (loss) from operations before taxes	86	15	313	19
Federal income tax expense (benefit)	18	3	66	4
Income (loss) from operations	$68	$12	$247	$15

(1)Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Income (Loss) from Operations by
Product Line
Life	$8	$27	$28	$(10)
Disability	64	(14)	228	26
Dental	(4)	(1)	(9)	(1)
Income (loss) from operations	$68	$12	$247	$15

Comparison of the Three Months Ended September 30, 2023 to 2022

Income from operations for this segment increased due primarily to the following:

•Higher insurance premiums due to growth in business in force.

•Lower total benefits and policyholder liability remeasurement (gain) loss driven by lower disability incidence, new life claim incurrals and the impact from our annual assumption review, partially offset by higher life and disability claims severity.

The increase in income from operations was partially offset by higher commissions and other expenses driven by higher compensation-related expenses and other operating costs pertaining to business operations and higher commissions due to growth in business in force.

Comparison of the Nine Months Ended September 30, 2023 to 2022

Income from operations for this segment increased due primarily to the following:

•Higher insurance premiums due to growth in business in force.

•Lower total benefits and policyholder liability remeasurement (gain) loss driven by more favorable discount rate impacts on new claims and the impact from our annual assumption review, partially offset by growth in business in force.

The increase in income from operations was partially offset by higher commissions and other expenses driven by higher compensation-related expenses and other operating costs pertaining to business operations and higher commissions due to growth in business in force.

See “Critical Accounting Policies and Estimates – Annual Assumption Review” for information on the impacts from our annual assumption review.

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

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Insurance Premiums by Product Line
Life	$487	$455	$1,452	$1,344
Disability	719	695	2,175	2,063
Dental	45	50	138	149
Total insurance premiums	$1,251	$1,200	$3,765	$3,556

Sales by Product Line
Life	$30	$41	$167	$157
Disability	32	37	107	143
Dental	9	10	21	21
Total sales	$71	$88	$295	$321

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

Net Investment Income

We use our investment income to offset the earnings effect of the associated build of our reserves, which are a function of our insurance premiums and the yields on our investments. Details underlying net investment income (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Investment Income
Fixed maturity AFS securities, mortgage
loans on real estate and other,
net of investment expenses	$66	$65	$200	$188
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	-	1	1	6
Surplus investments (2)	18	17	53	59
Total net investment income	$84	$83	$254	$253

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

Benefits, Interest Credited and Policyholder Liability Remeasurement (Gain) Loss

Details underlying benefits, interest credited (in millions), policyholder liability remeasurement (gain) loss and loss ratios by product line were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Benefits, Interest Credited and
Policyholder Liability Remeasurement
(Gain) Loss by Product Line
Life	$374	$327	$1,107	$1,089
Disability	533	610	1,568	1,754
Dental	34	36	105	109
Total benefits, interest credited and
policyholder liability remeasurement
(gain) loss	$941	$973	$2,780	$2,952

Loss Ratios by Product Line
Life	76.8%	71.8%	76.3%	81.1%
Disability	74.1%	87.7%	72.1%	85.0%
Dental	75.9%	72.0%	76.4%	73.3%
Total	75.2%	81.0%	73.8%	83.0%

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims. We expect COVID-19-related mortality to continue to follow U.S. death trends. For additional information on our loss ratios, see “Additional Information” above.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Commissions and Other Expenses
Commissions	$109	$101	$327	$291
General and administrative expenses	212	204	635	574
Taxes, licenses and fees	33	31	102	95
Total expenses incurred	354	336	1,064	960
DAC deferrals	(26)	(23)	(79)	(70)
Total expenses recognized before amortization	328	313	985	890
DAC amortization	25	24	73	73
Other intangible amortization	8	8	25	24
Total commissions and other expenses	$361	$345	$1,083	$987

DAC Deferrals
As a percentage of insurance premiums	2.1%	1.9%	2.1%	2.0%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating Revenues
Fee income	$66	$64	$195	$199
Net investment income	251	244	765	723
Other revenues (1)	10	8	28	27
Total operating revenues	327	316	988	949
Operating Expenses
Interest credited	165	161	501	469
Commissions and other expenses	112	102	330	294
Total operating expenses	277	263	831	763
Income (loss) from operations before taxes	50	53	157	186
Federal income tax expense (benefit)	7	6	24	27
Income (loss) from operations	$43	$47	$133	$159

(1)Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three Months Ended September 30, 2023 to 2022

Income from operations for this segment decreased due primarily to higher commissions and other expenses driven by higher compensation-related expenses and other costs pertaining to business operations and trail commissions resulting from higher average account balances.

The decrease in income from operations was partially offset by the following:

•Higher fee income driven by higher average account balances.

•Higher net investment income, net of interest credited, driven by investment income in 2023 compared to negative performance in 2022 on alternative investments within our surplus portfolio and impacts to portfolio yields from the current interest rate environment, partially offset by lower average fixed account balances and lower investment income on prepayment and bond make-whole premiums.

Comparison of the Nine Months Ended September 30, 2023 to 2022

Income from operations for this segment decreased due primarily to the following:

•Higher commissions and other expenses driven by compensation-related expenses and other costs pertaining to business operations and trail commissions resulting from higher average fixed account balances.

•Lower fee income driven by lower average account balances.

The decrease in income from operations was partially offset by higher net investment income, net of interest credited, driven by impacts to portfolio yields from the current interest rate environment, higher average fixed account balances and higher investment income on alternative investments within our surplus portfolio, partially offset by lower investment income on prepayment and bond make-whole premiums.

Additional Information

Net flows in this business fluctuate based on the timing of larger plans being implemented and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business.  An important measure of retention is the reduction in account balances caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account balances were 12% for the three and nine months ended September 30, 2023, and 10% and 11%, respectively, for the corresponding periods in 2022.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Net Flows By Market table below as “Multi-Fund® and other”), which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account balances was 16% and 17% as of September 30, 2023 and 2022, respectively. Due to this overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on either a quarterly or semi-annual basis. Our ability to retain quarterly or semi-annual reset annuities will be subject to current competitive conditions at the time crediting rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements” and “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals” in our 2022 Form 10-K/A; and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2022 Form 10-K/A, as updated by the May 2023 Form 8-K and “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” below. For information on the interest rate environment, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary” in our 2022 Form 10-K/A, as updated by the May 2023 Form 8-K.

Fee Income

Details underlying fee income (in millions) were as follows:

\

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Fee Income
Annuity expense assessments	$49	$47	$142	$147
Mutual fund fees	16	17	52	52
Total expense assessments	65	64	194	199
Surrender charges	1	-	1	-
Total fee income	$66	$64	$195	$199

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

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$231	$228	$707	$647
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	-	2	1	22
Surplus investments (2)	20	14	57	54
Total net investment income	$251	$244	$765	$723

Interest Credited	$165	$161	$501	$469

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

Account Balances

Details underlying account balances (dollars in millions) were as follows:

	As of or For the Three		As of or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Variable Account Balance Information (1)
Variable annuity deposits	$476	$484	$1,655	$1,843
Variable annuity net flows	(192)	29	(129)	41
Variable annuity account balances	17,908	15,854	17,908	15,854
Average daily variable annuity account balances	18,686	17,287	18,097	18,331
Average daily S&P 500® Index	4,456	3,983	4,222	4,185
Fixed Account Balance Information (2)
Fixed annuity deposits	$709	$994	$2,026	$3,225
Fixed annuity net flows	(459)	121	(1,236)	766
Fixed annuity account balances	24,099	25,276	24,099	25,276
Average fixed account balances	24,268	25,077	24,711	24,390
Mutual Fund Account Balance Information
Mutual fund deposits	$1,515	$1,613	$5,125	$4,861
Mutual fund net flows	379	655	1,829	1,839
Mutual fund account balances (3)	51,926	43,211	51,926	43,211

(1)Excludes the fixed portion of variable annuities.

(2)Includes the fixed portion of variable annuities.

(3)Mutual funds are not included in the separate accounts reported on the Consolidated Balance Sheets as we do not have any ownership interest in them.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Flows By Market
Small market	$21	$157	$267	$121
Mid – large market	83	899	1,202	3,303
Multi-Fund® and other	(376)	(251)	(1,005)	(779)
Total net flows	$(272)	$805	$464	$2,645

For more information on account balances, see Notes 10 and 11.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Commissions and Other Expenses
Commissions:
Deferrable	$1	$1	$3	$3
Non-deferrable	21	19	62	55
General and administrative expenses	86	80	253	224
Taxes, licenses and fees	4	3	14	13
Total expenses incurred	112	103	332	295
DAC deferrals	(5)	(6)	(15)	(15)
Total expenses recognized before amortization	107	97	317	280
DAC amortization	5	5	13	14
Total commissions and other expenses	$112	$102	$330	$294

DAC Deferrals
As a percentage of annuity sales/deposits	0.4%	0.4%	0.4%	0.3%

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

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating Revenues
Insurance premiums (1)	$1	$2	$8	$6
Net investment income	37	35	110	117
Other revenues	-	(1)	9	(12)
Total operating revenues	38	36	127	111
Operating Expenses
Benefits	17	20	53	47
Interest credited	9	9	27	30
Policyholder liability remeasurement
(gain) loss	(5)	-	(3)	2
Other expenses	39	28	84	44
Interest and debt expense	84	71	250	205
Spark program expense	36	44	101	118
Total operating expenses	180	172	512	446
Income (loss) from operations before taxes	(142)	(136)	(385)	(335)
Federal income tax expense (benefit)	(29)	(24)	(79)	(59)
Income (loss) from operations	$(113)	$(112)	$(306)	$(276)

(1)Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of the Three Months Ended September 30, 2023 to 2022

Loss from operations for Other Operations increased due primarily to the following:

•Higher interest and debt expense driven by an increase in average interest rates.

•Higher other expenses driven by higher compensation-related expenses and other costs pertaining to business operations.

The increase in loss from operations was partially offset by the following:

•Lower Spark program expense as part of our Spark Initiative.

•Lower benefits, net of policyholder liability remeasurement (gain) loss, driven by favorable reserve adjustments in our institutional pension and run-off disability income businesses.

Comparison of the Nine Months Ended September 30, 2023 to 2022

Loss from operations for Other Operations increased due primarily to the following:

•Higher interest and debt expense driven by an increase in average interest rates.

•Higher other expenses due to the effect of changes in our stock price on our deferred compensation plans, as our stock price decreased during the nine months ended September 30, 2023, compared to a more significant decrease during the corresponding period in 2022, and higher compensation-related expenses.

•Lower net investment income, net of interest credited, related to lower allocated investments driven by a decrease in excess capital retained by Other Operations.

The increase in loss from operations was partially offset by the following:

•Higher other revenues due to the effect of market fluctuations on assets held as part of certain compensation plans, which increased during the nine months ended September 30, 2023, compared to a decrease during the corresponding period in 2022.

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

Benefits

Benefits are recognized when incurred for institutional pension products and disability income business.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
General and administrative expenses:
Legal	$3	$2	$(1)	$2
Branding	10	12	34	29
Other (1)	20	12	49	16
Total general and administrative expenses	33	26	82	47
Taxes, licenses and fees (2)	7	3	4	(1)
Other (3)	(1)	(1)	(2)	(2)
Total other expenses	$39	$28	$84	$44

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

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	September 30,	December 31,	September 30,	December 31,
	2023	2022	2023	2022
Investments
Fixed maturity AFS securities	$97,804	$99,736	73.8%	75.8%
Trading securities	2,788	3,498	2.1%	2.7%
Equity securities	383	427	0.3%	0.3%
Mortgage loans on real estate	18,751	18,301	14.2%	13.9%
Policy loans	2,428	2,359	1.7%	1.8%
Derivative investments	5,790	3,594	4.4%	2.7%
Alternative investments	3,290	3,021	2.5%	2.3%
Other investments	1,261	718	1.0%	0.5%
Total investments	$132,495	$131,654	100.0%	100.0%

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

	As of September 30, 2023
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$16,954	$76	$2,192	$14,838	15.3%
Basic industry	4,173	29	543	3,659	3.7%
Capital goods	7,082	40	967	6,155	6.3%
Communications	4,331	41	612	3,760	3.8%
Consumer cyclical	5,948	25	785	5,188	5.3%
Consumer non-cyclical	17,395	109	2,830	14,674	15.0%
Energy	4,518	34	514	4,038	4.1%
Technology	5,713	16	770	4,959	5.1%
Transportation	3,729	12	501	3,240	3.3%
Industrial other	2,301	3	501	1,803	1.8%
Utilities	14,375	49	2,290	12,134	12.4%
Government-related entities	1,798	13	258	1,553	1.6%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	1,415	-	207	1,208	1.2%
Non-agency backed	350	18	15	353	0.4%
Mortgage pass through securities ("MPTS"):
Agency backed	389	-	53	336	0.3%
Non-agency backed	32	-	1	31	0.0%
Commercial mortgage-backed securities ("CMBS"):
Agency backed	2	-	-	2	0.0%
Non-agency backed	1,961	-	262	1,699	1.7%
Asset-backed securities ("ABS"):
Collateralized loan obligations ("CLOs")	9,216	11	588	8,639	8.8%
Credit card	78	2	1	79	0.1%
Home equity	179	22	4	197	0.2%
Other	3,723	2	247	3,478	3.6%
Municipals:
Taxable	5,166	67	538	4,695	4.8%
Tax-exempt	81	-	6	75	0.1%
Government:
United States	418	3	48	373	0.4%
Foreign	326	9	62	273	0.3%
Hybrid and redeemable preferred securities	360	25	20	365	0.4%
Total fixed maturity AFS securities	112,013	606	14,815	97,804	100.0%
Trading Securities (2)	3,126	25	363	2,788
Equity Securities	360	89	66	383
Total fixed maturity AFS, trading and equity securities	$115,499	$720	$15,244	$100,975

	As of December 31, 2022
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$17,762	$133	$1,998	$15,897	15.9%
Basic industry	4,352	45	478	3,919	3.9%
Capital goods	7,374	63	884	6,553	6.6%
Communications	4,239	72	519	3,792	3.8%
Consumer cyclical	6,056	40	698	5,398	5.4%
Consumer non-cyclical	17,080	184	2,395	14,869	14.9%
Energy	4,776	53	485	4,344	4.4%
Technology	5,581	27	675	4,933	4.9%
Transportation	3,666	19	421	3,264	3.3%
Industrial other	2,330	3	416	1,917	1.9%
Utilities	14,204	111	1,822	12,493	12.5%
Government-related entities	1,820	37	213	1,644	1.6%
CMOs:
Agency backed	1,451	3	166	1,288	1.3%
Non-agency backed	364	18	14	368	0.4%
MPTS:
Agency backed	394	1	42	353	0.4%
CMBS:
Agency backed	15	-	-	15	0.0%
Non-agency backed	1,902	3	246	1,659	1.7%
ABS:
CLOs	8,497	1	671	7,827	7.8%
Credit card	85	6	1	90	0.1%
Home equity	196	27	4	219	0.2%
Other	3,014	4	250	2,768	2.8%
Municipals:
Taxable	5,319	171	506	4,984	5.0%
Tax-exempt	91	1	6	86	0.1%
Government:
United States	405	5	31	379	0.4%
Foreign	348	17	47	318	0.3%
Hybrid and redeemable preferred securities	364	25	30	359	0.4%
Total fixed maturity AFS securities	111,685	1,069	13,018	99,736	100.0%
Trading Securities (2)	3,833	44	379	3,498
Equity Securities	383	104	60	427
Total fixed maturity AFS, trading and equity securities	$115,901	$1,217	$13,457	$103,661

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

The quality of our fixed maturity AFS securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

		As of September 30, 2023			As of December 31, 2022
	Rating Agency	Net			Net
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	AAA / AA / A	$65,770	$57,192	58.5%	$63,741	$56,892	57.0%
2	BBB	42,792	37,358	38.2%	44,103	39,230	39.4%
Total investment grade securities		108,562	94,550	96.7%	107,844	96,122	96.4%

Below Investment Grade Securities
3	BB	1,602	1,457	1.5%	2,101	1,938	1.9%
4	B	1,735	1,693	1.7%	1,679	1,620	1.6%
5	CCC and lower	98	91	0.1%	59	53	0.1%
6	In or near default	16	13	0.0%	2	3	0.0%
Total below investment grade securities		3,451	3,254	3.3%	3,841	3,614	3.6%
Total fixed maturity AFS securities		$112,013	$97,804	100.0%	$111,685	$99,736	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		3.1%	3.3%		3.4%	3.6%

(1)Based upon the rating designations determined and provided by the National Association of Insurance Commissioners (“NAIC”) or the major credit rating agencies (Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P Global Ratings (“S&P”)).  For securities where the ratings assigned by the major credit rating agencies are not equivalent, the second lowest rating assigned is used.  For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings. The average credit quality was A- as of September 30, 2023.

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

As of September 30, 2023, and December 31, 2022, 97% of the total fixed maturity AFS securities in an unrealized loss position were investment grade. Our gross unrealized losses recognized in OCI on fixed maturity AFS securities as of September 30, 2023, increased by $1.8 billion since December 31, 2022. For further information on our unrealized losses on fixed maturity AFS securities, see “Composition by Industry Categories of our Unrealized Losses on Fixed Maturity AFS Securities” below.

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require a credit allowance. Other than with respect to those certain fixed maturity AFS securities intended to be sold as part of the previously announced Fortitude Re reinsurance transaction, we do not believe the unrealized loss position as of September 30, 2023, required an impairment recognized in earnings as: (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. This conclusion is consistent with our asset-liability management process. For additional information related to the intent to sell impairments, see Note 4. Management considered the following as part of the evaluation:

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

•The current and expected timing of contractual maturities of our assets and liabilities, expectations of prepayments on investments and expectations for surrenders and withdrawals of annuity contracts and life insurance policies;

•The capital risk limits approved by management; and

•Our current financial condition and liquidity demands.

We recognized $(1) million and $(17) million of credit loss benefit (expense) on our fixed maturity AFS securities for the three and nine months ended September 30, 2023, and $(5) million and $(11) million for the corresponding periods in 2022. In order to determine the amount of credit loss, we calculated the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover. To determine the recoverability, we considered the facts and circumstances surrounding the underlying issuer including, but not limited to, the following:

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

As reported on the Consolidated Balance Sheets, we had $141.1 billion of liabilities for future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which exceeded investments and cash and invested cash, which totaled $135.0 billion as of September 30, 2023. If it were necessary to liquidate fixed maturity AFS securities prior to maturity or call to meet cash flow needs, we would first look to those fixed maturity AFS securities that are in an unrealized gain position, which had a fair value of $12.8 billion as of September 30, 2023, rather than selling fixed maturity AFS securities in an unrealized loss position. The amount of cash that we have on hand at any point in time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business. For additional information, see “Liquidity and Capital Resources” below.

As of September 30, 2023, and December 31, 2022, the estimated fair value for all private placement securities was $19.2 billion and $19.0 billion, respectively, representing 14% of total investments.

Mortgage-Backed Securities (Included in Fixed Maturity AFS and Trading Securities)

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Mortgage-Backed Securities” in our 2022 Form 10-K/A, as updated by the May 2023 Form 8-K, for a discussion of our mortgage-backed securities.

The market value of fixed maturity AFS and trading securities backed by subprime loans was $172 million and represented less than 1% of our total investment portfolio as of September 30, 2023. Fixed maturity AFS securities represented $165 million, or 96%, and trading securities represented $7 million, or 4%, of the subprime exposure as of September 30, 2023. The table below summarizes our investments in fixed maturity AFS securities backed by pools of residential mortgages (in millions) as of September 30, 2023:

							Subprime/
	Agency		Prime		Alt-A		Option ARM (1)		Total
	Net		Net		Net		Net		Net
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Type
RMBS	$1,803	$1,544	$226	$215	$58	$63	$99	$106	$2,186	$1,928
ABS home equity	1	1	17	17	14	20	147	159	179	197
Total by type (2)(3)	$1,804	$1,545	$243	$232	$72	$83	$246	$265	$2,365	$2,125

Rating
AAA	$1,768	$1,517	$120	$114	$1	$1	$6	$6	$1,895	$1,638
AA	36	28	33	32	3	3	2	2	74	65
A	-	-	-	-	1	1	6	6	7	7
BBB	-	-	31	26	2	2	5	5	38	33
BB and below	-	-	59	60	65	76	227	246	351	382
Total by rating (2)(3)(4)	$1,804	$1,545	$243	$232	$72	$83	$246	$265	$2,365	$2,125

Origination Year
2013 and prior	$411	$386	$78	$77	$72	$83	$246	$265	$807	$811
2014	50	44	-	-	-	-	-	-	50	44
2015	144	124	15	14	-	-	-	-	159	138
2016	445	361	-	-	-	-	-	-	445	361
2017	202	173	-	-	-	-	-	-	202	173
2018	170	153	-	-	-	-	-	-	170	153
2019	158	121	-	-	-	-	-	-	158	121
2020	64	49	3	3	-	-	-	-	67	52
2021	109	87	33	27	-	-	-	-	142	114
2022	50	46	68	66	-	-	-	-	118	112
2023	1	1	46	45	-	-	-	-	47	46
Total by origination
year (2)(3)	$1,804	$1,545	$243	$232	$72	$83	$246	$265	$2,365	$2,125

Total fixed maturity AFS securities backed by pools of
residential mortgages as a percentage of total fixed maturity AFS securities									2.1%	2.2%

Total prime, Alt-A and subprime/option ARM as a percentage of total fixed maturity AFS securities									0.5%	0.6%

(1)Includes the net amortized cost and fair value of option adjustable rate mortgages (“ARM”) within RMBS, totaling $94 million and $100 million, respectively.

(2)Does not include the amortized cost of trading securities totaling $85 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $85 million in trading securities consisted of $76 million prime, $1 million Alt-A and $8 million subprime.

(3)Does not include the fair value of trading securities totaling $71 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $71 million in trading securities consisted of $63 million prime, $1 million Alt-A and $7 million subprime.

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

The following summarizes our investments in fixed maturity AFS securities backed by pools of commercial mortgages (in millions) as of September 30, 2023:

	Multiple Property		Single Property		Total
	Net		Net		Net
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Type
CMBS (1)(2)	$1,887	$1,640	$76	$61	$1,963	$1,701

Rating
AAA	$1,371	$1,233	$20	$18	$1,391	$1,251
AA	512	403	52	39	564	442
A	4	4	4	4	8	8
Total by rating (1)(2)(3)	$1,887	$1,640	$76	$61	$1,963	$1,701

Origination Year
2013 and prior	$14	$14	$10	$9	$24	$23
2014	15	14	-	-	15	14
2015	27	24	-	-	27	24
2016	107	99	4	4	111	103
2017	344	324	-	-	344	324
2018	206	194	-	-	206	194
2019	353	305	-	-	353	305
2020	257	198	5	4	262	202
2021	246	180	39	29	285	209
2022	205	180	14	11	219	191
2023	113	108	4	4	117	112
Total by origination year (1)(2)	$1,887	$1,640	$76	$61	$1,963	$1,701

Total fixed maturity AFS securities backed by pools of
commercial mortgages as a percentage of total fixed maturity AFS securities					1.8%	1.7%

(1)Does not include the amortized cost of trading securities totaling $142 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $142 million in trading securities consisted of $102 million of multiple property CMBS and $40 million of single property CMBS.

(2)Does not include the fair value of trading securities totaling $116 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $116 million in trading securities consisted of $82 million of multiple property CMBS and $34 million of single property CMBS.

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

As of September 30, 2023, the net amortized cost and fair value of our fixed maturity AFS exposure to monoline insurers was $288 million and $270 million, respectively.

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

The composition by industry categories of all fixed maturity AFS securities in an unrealized loss position (in millions) as of September 30, 2023, was as follows:

		%		%
	Net	Net	Gross	Gross		%
	Amortized	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Cost	Losses	Losses	Value	Value
Electric	$9,118	9.1%	$1,566	10.7%	$7,552	8.9%
Healthcare	6,721	6.7%	1,481	10.0%	5,240	6.2%
ABS	10,537	10.6%	821	5.5%	9,716	11.4%
Banking	6,453	6.5%	781	5.3%	5,672	6.7%
Technology	5,313	5.3%	770	5.2%	4,543	5.3%
Food and beverage	4,458	4.5%	695	4.7%	3,763	4.4%
Local authorities	3,594	3.6%	550	3.7%	3,044	3.6%
Industrial – other	2,195	2.2%	507	3.4%	1,688	2.0%
Diversified manufacturing	2,895	2.9%	436	2.9%	2,459	2.9%
Pharmaceuticals	2,765	2.8%	384	2.6%	2,381	2.8%
Natural gas	2,133	2.1%	363	2.5%	1,770	2.1%
Chemicals	2,321	2.3%	358	2.4%	1,963	2.3%
Brokerage asset management	2,080	2.1%	348	2.3%	1,732	2.0%
Retail	1,986	2.0%	333	2.2%	1,653	1.9%
Transportation services	2,395	2.4%	312	2.1%	2,083	2.4%
Property and casualty	1,954	2.0%	303	2.0%	1,651	1.9%
Life insurance	1,692	1.7%	285	1.9%	1,407	1.7%
Non-agency CMBS	1,945	1.9%	262	1.8%	1,683	2.0%
Midstream	1,931	1.9%	248	1.7%	1,683	2.0%
Aerospace and defense	1,570	1.6%	241	1.6%	1,329	1.6%
Utility – other	1,156	1.2%	228	1.5%	928	1.1%
Consumer products	1,297	1.3%	209	1.4%	1,088	1.3%
Wirelines	1,227	1.2%	205	1.4%	1,022	1.2%
Railroads	978	1.0%	183	1.2%	795	0.9%
Automotive	1,590	1.6%	182	1.2%	1,408	1.7%
Wireless	938	0.9%	165	1.1%	773	0.9%
Government sponsored	716	0.7%	153	1.0%	563	0.7%
Integrated	920	0.9%	146	1.0%	774	0.9%
Project finance	998	1.0%	135	0.9%	863	1.0%
Other real estate investment trust	823	0.8%	126	0.9%	697	0.8%
Entertainment	916	0.9%	126	0.9%	790	0.9%
Industries with unrealized losses
less than $125 million	14,238	14.3%	1,913	13.0%	12,325	14.5%
Total by industry	$99,853	100.0%	$14,815	100.0%	$85,038	100.0%

Total by industry as a percentage of
total fixed maturity AFS securities	89.1%		100.0%		86.9%

As of September 30, 2023, the net amortized cost and fair value of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss position was $54 million and $46 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of September 30, 2023
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$17,187	$1,631	$18,818	99.7%
Delinquent (1)	-	14	14	0.1%
Foreclosure (2)	-	32	32	0.2%
Total mortgage loans on real estate before allowance	17,187	1,677	18,864	100.0%
Allowance for credit losses	(89)	(24)	(113)
Total mortgage loans on real estate	$17,098	$1,653	$18,751

	As of December 31, 2022
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$16,987	$1,379	$18,366	99.8%
Delinquent (1)	-	13	13	0.1%
Foreclosure (2)	-	21	21	0.1%
Total mortgage loans on real estate before allowance	16,987	1,413	18,400	100.0%
Allowance for credit losses	(84)	(15)	(99)
Total mortgage loans on real estate	$16,903	$1,398	$18,301

(1)As of September 30, 2023, and December 31, 2022, no commercial mortgage loans and 21 and 24 residential mortgage loans, respectively, were delinquent.

(2)As of September 30, 2023, and December 31, 2022, no commercial mortgage loans and 66 and 49 residential mortgage loans, respectively, were in foreclosure.

As of September 30, 2023, there were 3 specifically identified impaired commercial mortgage loans on real estate with an aggregate carrying value of $3 million and 67 specifically identified impaired residential mortgage loans on real estate with an aggregate carrying value of $34 million. As of December 31, 2022, there were 2 specifically identified impaired commercial mortgage loans on real estate with an aggregate carrying value of less than $1 million and 37 specifically identified impaired residential mortgage loans on real estate with an aggregate carrying value of $16 million.

The total outstanding principal and interest on commercial mortgage loans on real estate that were two or more payments delinquent, excluding foreclosures, as of September 30, 2023, and December 31, 2022, was less than $1 million. The total outstanding principal and interest on residential mortgage loans on real estate that were three or more payments delinquent, excluding foreclosures, as of September 30, 2023, and December 31, 2022, was $15 million and $13 million, respectively.

The carrying value of mortgage loans on real estate by business segment (in millions) was as follows:

	As of	As of
	September 30,	December 31,
	2023	2022
Segment
Annuities	$7,466	$7,008
Life Insurance	3,448	3,536
Group Protection	1,434	1,417
Retirement Plan Services	4,142	4,253
Other Operations	2,261	2,087
Total mortgage loans on real estate	$18,751	$18,301

The composition of commercial mortgage loans (in millions) by property type, geographic region and state is shown below:

	As of September 30, 2023			As of September 30, 2023
	Carrying			Carrying
	Value	%		Value	%
Property Type			State
Apartment	$5,562	32.6%	CA	$4,722	27.6%
Industrial	4,406	25.8%	TX	1,614	9.4%
Office building	3,478	20.3%	FL	917	5.4%
Retail	2,571	15.0%	NY	873	5.0%
Other commercial	763	4.5%	PA	829	4.8%
Mixed use	176	1.0%	MD	715	4.2%
Hotel/motel	142	0.8%	AZ	702	4.1%
Total	$17,098	100.0%	GA	685	4.0%
Geographic Region			WA	661	3.9%
Pacific	$5,706	33.4%	TN	556	3.3%
South Atlantic	3,600	21.1%	OH	426	2.5%
Middle Atlantic	1,991	11.6%	NC	388	2.3%
West South Central	1,756	10.2%	VA	388	2.3%
Mountain	1,315	7.7%	WI	345	2.0%
East North Central	1,203	7.0%	OR	323	1.9%
East South Central	678	4.0%	SC	301	1.8%
West North Central	461	2.7%	IL	296	1.7%
New England	359	2.1%	Non U.S.	29	0.2%
Non U.S.	29	0.2%	All other states	2,328	13.6%
Total	$17,098	100.0%	Total	$17,098	100.0%

The following table shows the principal amount (in millions) of our commercial and residential mortgage loans by year in which the principal is contractually obligated to be repaid:

	As of September 30, 2023
	Commercial	Residential	Total	%
Principal Repayment Year
2023	$185	$5	$190	1.1%
2024	907	20	927	4.9%
2025	1,041	21	1,062	5.6%
2026	1,412	22	1,434	7.6%
2027	1,735	24	1,759	9.3%
2028 and thereafter	11,941	1,544	13,485	71.5%
Total	$17,221	$1,636	$18,857	100.0%

See Note 4 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for credit losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Segment
Annuities	$4	$(4)	$13	$6
Life Insurance	44	(51)	158	38
Group Protection	2	(2)	7	4
Retirement Plan Services	2	(2)	7	4
Other Operations	-	(1)	-	1
Total (1)	$52	$(60)	$185	$53

(1)Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of September 30, 2023, and December 31, 2022, alternative investments included investments in 348 and 337 different partnerships, respectively, and the portfolio represented approximately 2% of total investments. The partnerships do not represent off-balance sheet financing and generally involve several third-party partners. Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and are not material to our liquidity. Alternative investments are accounted for using the equity method of accounting and are included in other investments on the Consolidated Balance Sheets.

Non-Income Producing Investments

As of September 30, 2023, and December 31, 2022, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $74 million and $11 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Investment Income
Fixed maturity AFS securities	$1,237	$1,131	$3,659	$3,279
Trading securities	40	48	123	134
Equity securities	3	4	9	9
Mortgage loans on real estate	188	173	553	511
Policy loans	27	26	79	76
Cash and invested cash	39	5	100	7
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	1	14	6	96
Alternative investments (2)	52	(60)	185	53
Consent fees	-	2	3	4
Other investments	(14)	7	(24)	76
Investment income	1,573	1,350	4,693	4,245
Investment expense	(79)	(55)	(225)	(140)
Net investment income	$1,494	$1,295	$4,468	$4,105

(1)See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.

(2)See “Alternative Investments” above for additional information.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest Rate Yield
Fixed maturity AFS securities, mortgage loans on
real estate and other, net of investment expenses	4.08%	3.88%	4.05%	3.84%
Commercial mortgage loan prepayment and
bond make-whole premiums	0.00%	0.04%	0.01%	0.10%
Alternative investments	0.15%	-0.18%	0.18%	0.05%
Net investment income yield on invested assets	4.23%	3.74%	4.24%	3.99%

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

Capital

Capital refers to our long-term financial resources to support the operations of our businesses, to fund long-term growth strategies and to support our operations during adverse conditions. Our ability to generate and maintain sufficient capital depends on the profitability of our businesses, general economic conditions and access to the capital markets and other sources of liquidity and capital as described below. Disruptions, uncertainty or volatility in the capital and credit markets may materially affect our business operations and results of operations and may adversely affect our insurance subsidiaries’ statutory surplus and RBC.

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

Consolidated Sources and Uses of Liquidity and Capital

Our primary sources of liquidity and capital are insurance premiums and fees, investment income, maturities and sales of investments, issuance of debt or other types of securities and policyholder deposits. We also have access to alternative sources of liquidity as discussed below. Our primary uses are to pay policy claims and benefits, to fund commissions and other general operating expenses, to purchase investments, to fund policy surrenders and withdrawals, to pay dividends to our common and preferred stockholders, to repurchase our common stock and to repay debt. Our operating activities provided (used) cash of $(206) million and $3.0 billion for the nine months ended September 30, 2023 and 2022, respectively.

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

Details underlying the primary sources of the holding company’s liquidity (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Dividends from Subsidiaries
LNL	$105	$275	$365	$580
Lincoln Investment Management Company	-	-	-	16
Lincoln National Management Corporation	-	-	-	7
Lincoln National Reinsurance Company (Barbados) Limited	50	-	150	85
Total dividends from subsidiaries	$155	$275	$515	$688

Interest from Subsidiaries
Interest on inter-company notes	$39	$31	$111	$87

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

Our insurance subsidiaries’ regulatory capital levels are affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. For instance, our term products and UL products containing secondary guarantees require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”) and Actuarial Guideline XXXVIII (“AG38”), respectively. Our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives. Our captive reinsurance and reinsurance subsidiaries provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner and free up capital the insurance subsidiaries can use for any number of purposes, including paying dividends to the holding company. We use long-dated LOCs and debt financing as well as other financing strategies to finance those reserves. Included in the LOCs issued as of September 30, 2023, was $1.8 billion of long-dated LOCs issued to support inter-company reinsurance agreements for UL products containing secondary guarantees. For information on the LOCs, see the credit facilities table in Note 12 in our 2022 Form 10-K/A, as updated by the May 2023 Form 8-K. Our captive reinsurance and reinsurance subsidiaries have also issued long-term notes of $3.9 billion to finance a portion of the excess reserves associated with our term and UL products with secondary guarantees as of September 30, 2023; of this amount, $3.1 billion involve exposure to variable interest entities. For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 3 in our 2022 Form 10-K/A, as updated by the May 2023 Form 8-K. We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees. LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.

Statutory reserves established for variable annuity guaranteed benefit riders are sensitive to changes in the equity markets and interest rates and are affected by the level of account balances relative to the level of any guarantees, product design and reinsurance arrangements. As a result, the relationship between reserve changes and equity market performance is non-linear during any given reporting period. Our insurance subsidiaries’ cede a portion of the guaranteed benefit riders to Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”) through a modified coinsurance agreement. Our variable annuity hedge program mitigates the risk to LNBAR from guaranteed benefit riders and continues to focus on generating sufficient assets to fund future claims with a goal of maximizing distributable earnings and explicitly protecting capital. Market conditions greatly influence the ultimate capital required due to its effect on the valuation of reserves and supporting derivatives. In December 2022, LNC issued a long-term note to a non-affiliated variable interest entity in exchange for notes of like principal and duration classified as AFS securities. LNC contributed the securities to LNBAR to address asset value volatility based on market conditions. Under the current terms of the note facility, the maximum permissible principal amount of the note is $1.25 billion, the full amount of which was outstanding as of September 30, 2023. There are no impacts to the LNC Consolidated Balance Sheets based on the set-off right provided in the note facility. For more information, see Note 3 in our 2022 Form 10-K/A, as updated by the May 2023 Form 8-K.

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

Details underlying our debt activities (in millions) for the nine months ended September 30, 2023, were as follows:

			Maturities,	Change
			Repayments	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Refinancing	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt (2)	$500	$-	$(500)	$-	$-	$-

Long-Term Debt
Senior notes	$4,497	$-	$-	$(41)	$(9)	$4,447
Term loans	250	-	-	-	-	250
Subordinated notes (3)	995	-	-	-	-	995
Capital securities (3)	213	-	-	-	-	213
Total long-term debt	$5,955	$-	$-	$(41)	$(9)	$5,905

(1)Includes the non-cash reclassification of long-term debt to current maturities of long-term debt, accretion (amortization) of discounts and premiums, amortization of debt issuance costs and amortization of adjustments from discontinued hedges, as applicable.

(2)Consisted of $500 million principal amount of our 4.00% Senior Notes that was repaid on September 1, 2023.

(3)To hedge the variability in rates, we purchased interest rate swaps to lock in a fixed rate of approximately 5% over the remaining terms of the subordinated notes and capital securities.

LNC made interest payments to service debt of $75 million and $246 million for the three and nine months ended September 30, 2023, respectively, compared to $73 million and $216 million, respectively, for the corresponding periods in 2022.

For additional information about our short-term and long-term debt and our credit facilities, see Note 12 in our 2022 Form 10-K/A, as updated by the May 2023 Form 8-K.

Preferred Stock

In November 2022, we raised approximately $1 billion through the issuance of preferred stock, $780 million of which was contributed to The Lincoln National Life Insurance Company (“LNL”) in the fourth quarter of 2022 to strengthen LNL’s statutory capital. We used the remaining proceeds to fund part of the repayment upon maturity of our 4.00% Senior Notes due September 1, 2023.

Details underlying preferred stock dividends paid (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Series C preferred stock dividends	$23	$-	$36	$-
Series D preferred stock dividends	11	-	35	-
Total preferred stock dividends	$34	$-	$71	$-

Capital Contributions to Subsidiaries

LNC made capital contributions to subsidiaries of zero and $5 million for the three and nine months ended September 30, 2023, respectively, compared to $80 million and $145 million for the corresponding periods in 2022.

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

Details underlying return of capital to common stockholders (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Dividends to common stockholders	$76	$77	$229	$234
Repurchase and cancellation of common stock warrants	-	-	-	-
Repurchase of common stock	-	50	-	550
Total cash returned to common stockholders	$76	$127	$229	$784

Number of shares repurchased	-	1.0	-	8.7

Alternative Sources of Liquidity

Inter-Company Cash Management Program

To promote effective short-term cash management strategies, we utilize an inter-company cash management program between LNC and participating subsidiaries where each entity can lend to or borrow from the holding company to meet short-term borrowing needs. As of September 30, 2023, the holding company had a net receivable of $344 million due from certain subsidiaries in the inter-company cash management program. Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions. For our Indiana-domiciled insurance subsidiary, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC.

Facility Agreement for Senior Notes Issuance

LNC entered into a facility agreement in 2020 with a Delaware trust that gives LNC the right over a 10-year period to issue, from time to time, up to $500 million of 2.330% senior notes to the trust in exchange for a corresponding amount of U.S. Treasury securities held by the trust. By agreeing to purchase the 2.330% senior notes in exchange for U.S. Treasury securities upon exercise of the issuance right, the trust will provide a source of liquid assets for the Company. The issuance right will be exercised automatically in full upon our failure to make certain payments to the trust, if the failure to pay is not cured within 30 days, or upon certain bankruptcy events involving LNC. We are also required to exercise the issuance right in full if our consolidated stockholders’ equity (excluding AOCI) falls below a minimum threshold (which was $2.75 billion as of September 30, 2023, and is subject to adjustment from time to time in certain cases) and upon certain other events described in the facility agreement. For additional information, see Note 12 in our 2022 Form 10-K/A, as updated by the May 2023 Form 8-K.

Federal Home Loan Bank

Our primary insurance subsidiary, LNL, is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of September 30, 2023, LNL had an estimated maximum borrowing capacity of $7.0 billion under the FHLBI facility and maximum available borrowing based on qualifying assets of $5.1 billion. As of September 30, 2023, LNL had outstanding borrowings of $2.9 billion under this facility reported within payables for collateral on investments on the Consolidated Balance Sheets. Lincoln Life & Annuity Company of New York (“LLANY”) is a member of the Federal Home Loan Bank of New York (“FHLBNY”) with an estimated maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of September 30, 2023, LLANY had no outstanding borrowings under this facility. For additional information, see “Payables for Collateral on Investments” in Note 4.

Securities Lending Programs and Repurchase Agreements

Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements. As of September 30, 2023, our insurance subsidiaries had securities pledged under securities lending agreements with a carrying value of $290 million. In addition, our insurance and reinsurance subsidiaries had access to $2.25 billion through committed repurchase agreements, of which $25 million was utilized as of September 30, 2023. The cash received in our securities lending programs and repurchase agreements is typically invested in cash and invested cash or fixed maturity AFS securities. For additional information, see “Payables for Collateral on Investments” in Note 4.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net collateral payable position) and posted with counterparties (when we are in a net collateral receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of September 30, 2023, we were in a net collateral payable position of $4.3 billion compared to $3.1 billion as of December 31, 2022. In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty. If we do not have sufficient high-quality securities or cash and invested cash to provide as collateral, we have committed liquidity sources through facilities that can provide up to $1.25 billion of additional liquidity to help meet collateral needs. Access to such facilities is contingent upon interest rates having achieved certain threshold levels. In addition to these facilities, we have the facility agreement for senior notes issuance, the FHLB facilities and the repurchase agreements discussed above as well as the five-year revolving credit facility discussed in Note 12 in our 2022 Form 10-K/A, as updated by the May 2023 Form 8-K, to leverage that would be eligible for collateral posting. For additional information, see “Credit Risk” in Note 6.

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

If our current financial strength ratings or credit ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity. For the majority of our derivative counterparties, there is a termination event with respect to LNC if its long-term senior debt ratings drop below BBB-/Baa3 (S&P/Moody’s); or with respect to LNL if its financial strength ratings drop below BBB-/Baa3 (S&P/Moody’s). Our long-term senior debt held a rating of BBB+/Baa1 (S&P/Moody’s) as of September 30, 2023. On October 9, 2023, Moody’s downgraded LNC’s long-term issuer credit rating to Baa2 (9th highest of 21) and downgraded the financial strength ratings of LNL, LLANY and FPP from A1 to A2 (6th highest of 21), due in part to a decrease in our capital from the third quarter 2022 annual assumption review, and revised its ratings outlook from negative to stable for LNC and its insurance subsidiaries. In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products. See “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2022 Form 10-K/A for more information.

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

Market Risk Related to Certain Variable Annuity and Fixed Indexed Annuity Products

Our variable annuity and fixed indexed annuity contracts are exposed to market risks related to changes in the assumptions used in the original pricing of these products, including equity market, interest rate, and non-market actuarial assumptions. For additional information, see Note 10. We manage our exposure to market risks created by these fluctuations through a combination of product design elements and our hedge program. In addition, we utilize reinsurance to mitigate risk. For additional information, see Note 10 and “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reinsurance” in our 2022 Form 10-K/A, as updated by the May 2023 Form 8-K. Certain variable annuity GLB and GDB riders are accounted for as MRBs and recorded at fair value. For more information on the market risk sensitivities associated with MRBs, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Market Risk Benefits.”

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

Effect of Interest Rate Sensitivity

The following table presents our estimate of the effect on income (loss) from operations by segment (in millions) for the next 12-month period if the level of interest rates were to instantaneously increase or decrease by 1% and remain at those levels immediately after September 30, 2023, relative to interest rates remaining flat.

	1%	1%
	Increase	Decrease
Segment
Annuities (1)	$(21)	$21
Life Insurance	7	(7)
Group Protection	6	(5)
Retirement Plan Services	(3)	(3)
Other Operations	(7)	7
Income (loss) from operations	$(18)	$13

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

Item 4. Controls and Procedures

Conclusions Regarding Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period required by this report, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of September 30, 2023, as a result of the material weakness disclosed in our 2022 Form 10-K/A.

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

Changes in Internal Control Over Financial Reporting

Except for the implementation of the remediation steps described above, there have not been any material changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company, previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2022 (“2022 Form 10-K/A”). On September 25, 2023, the court granted in part and denied in part plaintiff’s motion for leave to amend the complaint, and on October 10, 2023, plaintiff filed an amended complaint.

Reference is made to In re: Lincoln National COI Litigation and In re: Lincoln National 2017 COI Rate Litigation, both previously disclosed in the 2022 Form 10-K/A, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (“First Quarter 2023 Form 10-Q”) and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (“Second Quarter 2023 Form 10-Q”). After certain policyholders timely opted out or otherwise excluded themselves from the settlement class with respect to certain policies, the pre-tax cash settlement fund was reduced from $117.75 million to $109.96 million. The court granted final approval of the settlement on October 5, 2023. Certain of the policyholders who did not participate in the settlement are plaintiffs in the Brighton Trustees, LLC, et al. v. The Lincoln National Life Insurance Company (discussed in the First Quarter 2023 Form 10-Q and the Second Quarter 2023 Form 10-Q).

The remaining policyholders who did not participate in the settlement may bring individual actions in the future to the extent they have not already done so.

Reference is made to Andrew Nitkewicz v. Lincoln Life & Annuity Company of New York, previously disclosed in in our 2022 Form 10-K/A. With respect to the question that was certified to the New York Court of Appeals, on October 19, 2023, the New York Court of Appeals answered the question in Lincoln Life & Annuity Company of New York’s favor and transmitted the decision to the U.S. Court of Appeals for the Second Circuit.

See Note 15 in “Part I – Item 1. Financial Statements” for further discussion regarding these matters and other contingencies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following summarizes purchases of equity securities by the Company during the quarter ended September 30, 2023 (dollars in millions, except per share data):

			(c) Total Number	(d) Approximate Dollar
	(a) Total		of Shares	Value of Shares
	Number	(b) Average	Purchased as Part of	that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs (1)	Plans or Programs (1)
7/1/23 – 7/31/23	-	$-	-	$714

8/1/23 – 8/31/23	-	-	-	714

9/1/23 – 9/30/23	-	-	-	714

(1)On November 10, 2021, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.5 billion.  As of September 30, 2023, our remaining security repurchase authorization was $714 million. The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchases depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital. Our stock repurchases may be effected from time to time through open market purchases or in privately negotiated transactions and may be made pursuant to an accelerated share repurchase agreement or Rule 10b5-1 plan.

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2023, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 143, which is incorporated herein by reference.

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended September 30, 2023

3.1

Amended and Restated Bylaws of the Company, effective September 11, 2023, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (file No. 1-6028) filed with the Securities and Exchange Commission on September 11, 2023.

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
Dated: November 2, 2023