Form 10-K
period 2023-12-31
LINCOLN NATIONAL CORP
filed 2024-02-22
CIK 59558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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
_____________________________________________________________________________________________________
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐    No  ☒
The aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) as of the last business day of the registrant’s most recently completed second fiscal quarter was $3.8 billion. Shares of common stock held by each executive officer and director and each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 16, 2024, 169,668,780 shares of common stock of the registrant were outstanding.
Documents Incorporated by Reference:
Selected portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled for May 23, 2024, have been incorporated by reference into Part III of this Form 10-K.

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

Item 1. Business

OVERVIEW

Lincoln National Corporation (“LNC,” which also may be referred to as “Lincoln,” “we,” “our” or “us”) is a holding company that operates multiple insurance and retirement businesses through subsidiary companies. Through our business segments, we sell a wide range of wealth accumulation, wealth protection, group protection and retirement income products and solutions. LNC was organized under the laws of the state of Indiana in 1968. We currently maintain our principal executive offices in Radnor, Pennsylvania. “Lincoln Financial Group” is the marketing name for LNC and its subsidiary companies.

We provide products and services and report results through four segments as follows:

Business Segments
Annuities
Life Insurance
Group Protection
Retirement Plan Services

We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments

The results of Lincoln Financial Network (“LFN”) and Lincoln Financial Distributors (“LFD”), our retail and wholesale distributors, respectively, are included in the segments for which they distribute products. LFD distributes our individual products and services, retirement plans and corporate-owned universal life insurance and variable universal life insurance (“COLI”) and bank-owned universal life insurance and variable universal life insurance (“BOLI”) products and services. The distribution occurs primarily through consultants, brokers, planners, agents, financial advisers, third-party administrators (“TPAs”) and other intermediaries. Group Protection distributes its products and services primarily through employee benefit brokers, TPAs and other employee benefit firms. As of December 31, 2023, LFD had approximately 520 internal and external wholesalers (including sales and relationship managers). As of December 31, 2023, LFN offered LNC and non-proprietary products and advisory services through a national network of approximately 13,000 active producers who placed business with us within the last 24 months.

Financial information in the tables that follow is presented in accordance with United States of America generally accepted accounting principles (“GAAP”), unless otherwise indicated. We provide revenues, income (loss) from operations and assets attributable to each of our business segments and Other Operations in Note 20.

Sale of Wealth Management Business

On December 14, 2023, we announced that we had entered into a Stock Purchase Agreement with Osaic Holdings, Inc., a Delaware corporation (“Osaic”), pursuant to which Osaic agreed to acquire all of the ownership interests in the subsidiaries of the Company that comprise the Company’s wealth management business operated through LFN. The transaction is expected to close in the first half of 2024, subject to customary closing conditions, including regulatory approvals. For additional information, see Note 1.

BUSINESS SEGMENTS AND OTHER OPERATIONS

ANNUITIES

Overview

The Annuities segment provides tax-deferred investment growth and lifetime income opportunities for its clients by offering variable annuities, fixed (including indexed) annuities and indexed variable annuities, also referred to as registered index-linked annuities (“RILA”). The “fixed” and “variable” classifications describe whether we or the policyholders bear the investment risk of the assets supporting the contract. With “indexed variable” annuities, the extent to which we or the policyholders bear the investment risk of the assets is based on the investment allocations. The annuity classification also determines the manner in which we earn investment margin profits from these products, either as investment spreads for fixed products, as asset-based fees charged to variable products, or as both for RILA products.

Annuities have several features that are attractive to customers. Annuities are unique in that policyholders can select a variety of payout alternatives to provide an income flow for life. Many annuity contracts also include guarantee features (living and death benefits) that are not found in any other investment vehicle and that, we believe, make annuities attractive especially in times of economic uncertainty. In addition, growth on the underlying principal in annuities is typically granted tax-deferred treatment, thereby deferring the tax consequences of the growth in value until withdrawals are made from the accumulation values, potentially at lower tax rates occurring during retirement.

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

Variable Annuities

A variable annuity provides the contract holder the ability to direct the investment of premium deposits into one or more variable sub-accounts (“variable funds”) offered through the product (“variable portion”) and, for a specified period, into a fixed account (if available) with a guaranteed return (“fixed portion”). The value of the variable portion of the policyholder’s account varies with the performance of the underlying variable funds chosen by the policyholder.

Our variable funds include the Managed Risk Strategies fund options, a series of funds that embed volatility risk management and, with some funds, capital protection strategies inside the funds themselves. These funds seek to reduce equity market volatility risk for both the contract holder and us.

We charge mortality and expense assessments and administrative fees on variable annuity accounts to cover insurance and administrative expenses. These assessments are built into accumulation unit values, which when multiplied by the number of units owned for any variable fund equals the contract holder’s account balance for that variable fund. In addition, for some contracts, we impose surrender charges, which are typically applicable to withdrawals during the early years of the annuity contract, with a declining level of surrender charges over time.

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

We offer the optional Lincoln ProtectedPaySM lifetime income suite, which provides a GWB and includes: Secure Core, Secure Plus and Secure Max, and Select Core, Select Plus and Select Max. All provide contract holders with protected lifetime income that is based on a maximum rate of the income base that grows annually for a specified period of time at the greater of a specified simple rate or account balance growth. The riders provide higher income if the contract holder delays withdrawals. The Secure Core and Select Core riders are hybrid benefit riders combining aspects of GWB and GIB that provide a specified maximum rate of income. The Secure Plus and Secure Max riders and Select Plus and Select Max riders provide contract holders with protected lifetime income up to a specified maximum rate of the income base and a lower specified maximum rate of the income base if the account balance falls to zero. Contract holders under the Secure riders are subject to the allocation of their account balance to our Managed Risk Strategies fund options and certain fixed-income options. Contract holders under the Select riders are subject to restrictions on the allocation of their account balance within the various investment choices.

We also offer the American Legacy® Target Date Income variable annuity with an optional Target Date Income Benefit rider, which combines target date investing with a protected lifetime income. Contract holders who elect the Target Date Income Benefit are automatically allocated to the Target Date Fund based on their year of birth. The protected lifetime income is based on a percentage rate of income for their age at the time of purchase of the optional rider, which will grow at the greater of a specified simple rate (available each year a withdrawal is not taken for a specified period of time) or account balance growth.

In addition, we offer the i4LIFE® Advantage and i4LIFE Advantage Guaranteed Income Benefit (Managed Risk) riders. These riders allow variable annuity contract holders access and control during a portion of the income distribution phase of their contract. In general, GIB is an optional feature available with the i4LIFE Advantage rider and a non-optional feature on the i4LIFE Advantage Guaranteed Income Benefit (Managed Risk) rider that guarantees regular income payments will not fall below the greater of a minimum income floor set at benefit issue and 75% of the highest income payment on a specified anniversary date (reduced for any subsequent withdrawals). Contract holders under the i4LIFE Advantage Guaranteed Income Benefit (Managed Risk) rider are subject to the allocation of their account balance to our Managed Risk Strategies fund options and certain fixed-income options.

We also offer the 4LATER® Select Advantage rider. This rider provides a minimum income base used to determine the GIB floor when a client begins income payments under the i4LIFE Advantage Select Guaranteed Income Benefit rider. The 4LATER Select Advantage rider provides growth during the accumulation phase through both an enhancement to the income base each year a withdrawal is not taken for a specified period of time and an annual step-up of the income base to the current contract value. Contract holders under the 4LATER Select Advantage rider are subject to restrictions on the allocation of their account balance within the various investment choices.

We design and actively manage the features and structure of our guaranteed benefit riders to maintain a competitive suite of products consistent with profitability and risk management goals. We use a variety of hedging strategies to mitigate the risks to the statutory capital of our insurance subsidiaries associated with our guaranteed benefit riders. For more information on our hedging program, see “Introduction – Summary of Critical Accounting Estimates – Market Risk Benefits” in the MD&A. For information regarding risks related to our guaranteed benefits and hedging strategies, see “Item 1A. Risk Factors – Market Conditions – Changes in the equity markets, interest rates and/or volatility affect the profitability of our products with guaranteed benefits; therefore, such changes may have a material adverse effect on our business and profitability,” and “Item 1A. Risk Factors – Market Conditions – Our hedging strategies may not be fully effective to offset the changes in the carrying value of the guarantees on certain of our products, which could result in volatility in our results of operations and financial condition under GAAP and in the capital levels of our insurance and reinsurance subsidiaries.”

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

We use derivatives to hedge the equity market risk associated with our fixed indexed annuity products. For more information on our hedging program, see “Summary of Critical Accounting Estimates – Derivatives” in the MD&A.

RILA

Lincoln Level Advantage® is our RILA product. Lincoln Level Advantage provides the contract holder the ability to direct the investment of premium deposits into one or more variable funds and/or indexed accounts offered through the product. The value of the variable sub-accounts varies with the performance of the underlying variable funds chosen by the contract holder. The index interest crediting rate for an indexed account is based, in part, on the performance of an index. The available indices are the S&P 500® Index, the Russell 2000® Index, the MSCI EAFE, the Capital Strength Net Fee IndexSM, the First Trust American Leadership IndexTM and the NASDAQ-100 Index®.
We charge mortality and expense assessments and administrative fees on the variable funds to cover insurance and administrative expenses. These assessments are built into accumulation unit values, which when multiplied by the number of units owned for any variable fund equals the contract holder’s account balance for that variable fund. In addition, for some contracts, we impose surrender charges, which are typically applicable during the early years of the annuity contract, with a declining level of surrender charges over time.

We offer a GDB rider where we contractually guarantee to the contract holder that upon death, depending on the particular product, we will return no less than the current contract value or the total deposits made to the contract, adjusted to reflect any partial withdrawals.

We also offer the i4LIFE® Advantage rider. This rider allows annuity contract holders access and control during a portion of the income distribution phase of their contract. This added flexibility allows the contract holder to access the account balance for transfers and additional withdrawals.

We use derivatives to hedge the equity market risk associated with our indexed variable annuity products. For more information on our hedging program, see “Summary of Critical Accounting Estimates – Derivatives” in the MD&A.

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

In general, the Life Insurance segment’s sources of revenue include premium payments, cost of insurance assessments, expense and fee charges and investment income. In turn, this segment incurs expenses, which include paying death claims, long-term care claims, and surrender benefits, crediting interest, and accruing reserves for future claim payments, as well as other expenses related to the business. The difference between revenue earned and expenses incurred is the profit for the Life Insurance business. Profitability, including fluctuations from period to period, is impacted by factors such as changes in sales of products, mortality experience (the frequency and magnitude of mortality claims paid during a given period), persistency and investment income. The impact of each factor varies by product type.

Products

We offer four categories of life insurance products, consisting of:

UL and IUL

UL insurance products provide life insurance with account balances that earn rates of return solely based on company-declared interest rates. Contract holder account balances are invested in our general account investment portfolio, so we bear the risk of investment performance. Our fixed IUL products function similarly to a traditional UL policy, with the added flexibility of allowing contract holders to have portions of their account balances earn credits based on the performance of indexes such as the S&P 500® Index. These products include Lincoln WealthPreserve® IUL and Lincoln WealthAccumulate® IUL.

In a UL contract, contract holders typically have flexibility in the timing and amount of premium payments and the amount of death benefit, provided there is sufficient account balance to cover all policy charges for cost of insurance and expenses for the coming period. Under certain contract holder options and market conditions, the death benefit amount may increase or decrease. Premiums received on a UL product, net of expense loads and charges, are added to the contract holder’s account balance and accrued with interest. The client has access to their account balance (or a portion thereof), less surrender charges and policy loan payoffs, through contractual liquidity features such as loans, partial withdrawals and full surrenders. Loans and withdrawals reduce the death benefit amount payable and are limited to certain contractual maximums (some of which are required under state law), and interest is charged on all loans. Our UL contracts assess surrender charges against the policies’ account balances for full or partial surrenders and certain policy changes that occur during the contractual surrender charge period. Depending on the product selected, surrender charge periods can range from 0 to 25 years.

We offer a survivorship version of our individual IUL products, Lincoln WealthPreserve® SIUL. This product insures two lives with a single policy and pays death benefits upon the second death.

A UL policy with a lifetime secondary guarantee can stay in force, even if the base policy cash value is zero, as long as secondary guarantee requirements have been met. The secondary guarantee requirement is based on the payment of a required minimum premium or on the evaluation of a reference value within the policy, calculated in a manner similar to the base policy account balance, but using different expense charges, cost of insurance charges and credited interest rates. The parameters for the secondary guarantee requirement are listed in the contract. As long as the contract holder pays the minimum premium or funds the policy to a level that keeps this calculated reference value positive, the policy is guaranteed to stay in force. The reference value has no actual monetary value to the contract holder; it is only a calculated value used to determine whether or not the policy will lapse should the base policy cash value be less than zero. During 2022, we discontinued new sales of UL products with secondary guarantees, but we still have an in-force block of such products that we continue to administer.

VUL

VUL products are UL products that provide a return on account balances linked to an underlying investment portfolio of variable funds offered through the product. The value of the variable portion of the contract holder’s account is driven by the performance of the underlying variable funds chosen by the contract holder. As the return on the investment portfolio increases or decreases, that portion of the account balance of the VUL policy will increase or decrease. In addition, VUL products offer a fixed account option that is managed by us. As with fixed UL products, contract holders have access, within contractual maximums, to account balances through loans, withdrawals and surrenders. Surrender charges are assessed during the surrender charge period, ranging from 0 to 20 years depending on the product. Our single life VUL offerings include Lincoln AssetEdge® VUL and Lincoln VULONE insurance products. Our COLI products are also VUL-type products.

We also offer a survivorship version of our individual VUL products, Lincoln SVULONE. This product insures two lives with a single policy and pays death benefits upon the second death.

We offer lifetime guaranteed benefit riders with our Lincoln VULONE and Lincoln SVULONE products. The ONE rider features guarantee to the contract holder that upon death, as long as secondary guarantee requirements have been met, the death benefit will be payable even if the account balance equals zero.

Our secondary guarantee benefits maintain the flexibility of a UL or VUL policy, which allow a contract holder to take loans or withdrawals. Although loans and withdrawals are likely to shorten the time period of the secondary guarantee, the guarantee is not automatically or completely forfeited. Additional premium may be deposited to extend the length of the guarantee. For additional information on our reserves on UL and VUL products with secondary guarantees, see Note 13.

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

Term Life Insurance

Term life insurance provides a fixed death benefit for a scheduled period of time. Our term life insurance products give the contract holder the option to convert into a UL, IUL or VUL product. Scheduled policy premiums are required to be paid at least annually. These products include Lincoln TermAccel® Level Term and Lincoln LifeElements® Level Term.

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

Products

Disability Insurance and Services

We offer insured coverage for, as well as administrative services for employer self-funded, short- and long-term employer-sponsored group and voluntary disability insurance, which protects an employee against loss of wages due to illness or injury. Short-term disability insurance generally provides weekly benefits for up to 26 weeks following a short waiting period, ranging from 1 to 30 days. Long-term disability insurance provides benefits following a longer waiting period, usually between 90 and 180 days, and provides benefits for a longer period, up to normal (Social Security) retirement age. The monthly benefits provided are subject to reduction when Social Security benefits are also paid. We also provide insured coverage for, as well as administrative services for employer self-funded, state-specific statutory disability and paid family leave programs.

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

We also offer comprehensive employer-sponsored fully insured vision plans with a wide range of benefits for protecting employees’ and their covered dependents’ sight and vision health. All plans provide access to a national network of providers, with in and out-of-network benefits.

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

Distribution

The Group Protection segment’s products are marketed primarily through a national distribution system. The managers and marketing representatives develop business through employee benefit brokers, consultants, and other employee benefit firms that work with employers to provide access to our products

Competition

The group protection marketplace is very competitive. Principal competitive factors include product features, price, quality of customer service and claims management, technological capabilities, quality and efficiency of distribution and financial strength ratings. In this market, the Group Protection segment competes nationally with a number of major companies and regionally with other companies offering all or some of the products within our product set. In addition, there is competition in attracting brokers to actively market our products and attracting and retaining sales representatives to sell our products. Key competitive factors in attracting brokers include product offerings and features, financial strength, support services and compensation.

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

Claims Administration

Claims for the Group Protection segment are managed by claim specialists. Claims are evaluated for eligibility and payment of benefits pursuant to the group insurance contract or self-insured plan and in compliance with federal and state laws and regulations. Efficient and accurate disability claims management is especially important to customer service satisfaction and segment results. Financial results can be impacted by both the incidence and the length of approved disability claims. The segment employs a variety of clinical experts, including employee and contract medical professionals and rehabilitation specialists, to evaluate medically supported functional capabilities and to assist in the development of return to work plans. The accuracy and speed of life claims are important customer service and risk management factors. Some life policies include a waiver of premium provision in the event of the insured’s disability. Dental claims management focuses on assisting plan administrators and members with the rising costs of insurance by utilizing tools to optimize dental claims payment accuracy through advanced claims review and validation, improved data analysis, enhanced clinical review of claims and provider utilization monitoring.

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

Products and Services

The Retirement Plan Services segment currently brings three primary offerings to the employer-sponsored market: LINCOLN DIRECTORSM group variable annuity, LINCOLN ALLIANCE® program and Multi-Fund® variable annuity. The LINCOLN ALLIANCE program is a mutual fund-based record-keeping platform. These offerings primarily cover the 403(b), 401(k) and 457 plan marketplaces. The 403(b) plans are available to educational institutions, not-for-profit healthcare organizations and certain other not-for-profit entities 401(k) plans are generally available to for-profit entities; and 457 plans are available to not-for-profit entities and state and local government entities. The investment options for our products encompass the spectrum of asset classes with varying levels of risk and include both equity and fixed-income.

LINCOLN DIRECTORSM group variable annuity is primarily a 401(k) defined contribution retirement plan solution available to small businesses, typically those with plans having less than $10 million in account balances. The LINCOLN DIRECTOR product offers participants a broad array of investment options from several fund families and a fixed account. The Retirement Plan Services segment earns revenue through asset charges and/or separate account charges, which are used to pay our fees for recordkeeping services. We also receive fees from the underlying mutual fund companies for the services we provide, and we earn investment margins on assets in the fixed account. Through the LINCOLN DIRECTOR product, as well the LINCOLN ALLIANCE® product discussed below, we also offer our proprietary YourPath® portfolios, a series of target-date portfolios for employer-sponsored retirement plans. These target-date portfolios are managed along multiple risk-based paths to support a more personalized investment approach based upon financial circumstances and risk tolerance. These target-date portfolios are also available with an income solution in the form of a GWB.

The LINCOLN ALLIANCE program is a defined contribution retirement plan solution aimed at small, mid-large and large market employers, typically those that have defined contribution plans with $10 million or more in account balance. The target market is primarily healthcare providers, public sector employers, corporations and educational institutions. The program bundles our traditional fixed annuity products with the employer’s choice of mutual funds, along with recordkeeping, plan compliance services and customized employee education services. The program allows the use of any mutual fund. We earn fees for our recordkeeping and educational services and other services that we provide to plan sponsors and participants. We also earn investment spreads on fixed annuities.

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

•Through a group annuity contract or funding agreement, we offer fixed return products to retirement plans and other institutional contract holders where we do not provide plan recordkeeping services. The fixed annuity or funding agreement is used within small, mid-large and large employer plan sponsors or institutional investors. The contract provides a conservative investment option for those seeking stability. In some cases, we earn investment spreads on assets in the fixed account, and in other product versions we earn a fee on assets in the underlying custodial account.

Distribution

Retirement Plan Services products are primarily distributed in two ways: through our Institutional Retirement Distribution team and by LFD. These teams distribute these products through advisers, consultants, banks, wirehouses and individual planners. We remain focused on wholesaler productivity, increasing relationship management expertise and growing the number of broker-dealer relationships.

The Multi-Fund program is sold primarily by affiliated advisers. The LINCOLN ALLIANCE program is sold primarily through consultants, registered independent advisers and both affiliated and non-affiliated financial advisers, planners and wirehouses. LINCOLN DIRECTOR group variable annuity is sold in the small plan marketplace by intermediaries, including financial advisers and planners.

Competition

The retirement plan marketplace is very competitive and comprised of many providers with no one company dominating the market for all products. As stated above, we compete with numerous other financial services corporations in the small, mid and large employer-size markets. The main factors upon which entities in this market compete are product strength, technology, service model delivery, participant education models, quality of wholesale distribution access to intermediary firms and brand recognition. Our key differentiator is our technology enabled people-connected service model, which leverages digitally focused tools with personalized support and has been shown to drive positive outcomes for plan sponsors and participants.

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

As of December 31, 2023, the policy for our reinsurance program was to retain up to $20 million on a single insured life. For more information, see Note 8.

Some portions of our annuity and life businesses have been reinsured on either a coinsurance or a modified coinsurance basis with other companies. In a coinsurance program, the reinsurer shares proportionally in all financial terms of the reinsured policies (i.e., premiums, expenses, claims, etc.) based on their respective percentage of the risk. In a modified coinsurance program, we as the ceding company retain the reserves, as well as the assets backing those reserves, and the reinsurer shares proportionally in all financial terms of the reinsured policies based on their respective percentage of the risk.

In addition, we acquire other reinsurance to cover products other than as discussed above with retentions and limits that management believes are appropriate for the circumstances. For example, we use reinsurance to cover larger life and disability claims in our Group Protection business.

We obtain reinsurance from a diverse group of reinsurers, and we monitor concentration and financial strength ratings of our principal reinsurers. Fortitude Reinsurance Company Ltd. (“Fortitude Re”), Protective Life Insurance Company, Security Life of Denver Insurance Company (a subsidiary of Resolution Life that we refer to herein as “Resolution Life”) and Athene Holding Ltd. (“Athene”) represent our largest reinsurance exposures. For more information regarding our reinsurance arrangements and exposure, see “Reinsurance” in the MD&A and Note 8. For risks involving reinsurance, see “Item 1A. Risk Factors – Operational Matters – We face risks of non-collectability of reinsurance and increased reinsurance rates, which could materially affect our results of operations.”

RESERVES

The applicable insurance laws under which insurance companies operate require that they report, as liabilities, policy reserves to meet future obligations on their outstanding policies. These reserves are the amounts that, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated to be sufficient to meet the various policy and contract obligations as they mature. These laws specify that the reserves shall not be less than reserves calculated using certain specified mortality and morbidity tables, interest rates and methods of valuation. From time to time, the insurance laws, regulations, or regulatory guidance that specify the mortality and morbidity tables, interest rates and methods of valuation may be changed or interpreted differently, which may result in changes in the required reserves of our insurance subsidiaries. For more information on reserves, see “Summary of Critical Accounting Estimates – Future Contract Benefits” in the MD&A. For information on risks regarding changes in regulations, see “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Our businesses are heavily regulated and changes in regulation and in supervisory and enforcement policies may affect our insurance subsidiary capital requirements, reduce our profitability, limit our growth or otherwise adversely affect our business, results of operations and financial condition.”

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

Derivatives are used primarily for hedging purposes. Hedging strategies are employed for a number of reasons including, but not limited to, hedging certain portions of our exposure to changes in interest rate fluctuations, credit risks, foreign exchange risks, equity risks and the market-implied volatilities associated with guaranteed benefit riders available in our variable annuity products. In September 2022, we announced enhancements to our variable annuity hedge program that continues to focus on generating sufficient income to fund future claims with a goal of maximizing distributable earnings and explicitly protecting capital. The revised variable annuity hedge program, effective January 1, 2023, aligns with our increased strategic focus on maximizing the economic value as measured by distributable earnings, which is achieved by managing risks to capital generation due to market volatility. For additional information on our investments, including carrying values by category, quality ratings and net investment income, see “Consolidated Investments” in the MD&A, as well as Notes 1 and 4. For additional information on our variable annuity hedging program, see “Introduction – Summary of Critical Accounting Estimates – Market Risk Benefits” in the MD&A.

FINANCIAL STRENGTH RATINGS

The Nationally Recognized Statistical Ratings Organizations rate the financial strength of our principal insurance subsidiaries.

Rating agencies rate insurance companies based on financial strength and the ability to pay claims, factors more relevant to contract holders than investors. We believe that the ratings assigned by nationally recognized, independent rating agencies are material to our operations. There may be other rating agencies that also rate our insurance companies that we do not disclose in our reports.

The insurer financial strength rating scales of AM Best, Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P Global Ratings (“S&P”) are characterized as follows:

•AM Best – A++ to D
•Fitch – AAA to C
•Moody’s – Aaa to C
•S&P – AAA to D

As of February 16, 2024, the financial strength ratings of our principal insurance subsidiaries, as published by the principal rating agencies that rate us, were as follows:

	AM Best	Fitch	Moody's	S&P

The Lincoln National Life Insurance Company (“LNL”)	A	A+	A2	A+
	(3rd highest of 16)	(5th highest of 19)	(6th highest of 21)	(5th highest of 21)

Lincoln Life & Annuity Company of New York (“LLANY”)	A	A+	A2	A+
	(3rd highest of 16)	(5th highest of 19)	(6th highest of 21)	(5th highest of 21)

First Penn-Pacific Life Insurance Company (“FPP”)	A	A+	A2	A-
	(3rd highest of 16)	(5th highest of 19)	(6th highest of 21)	(7th highest of 21)

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

Our insurer financial strength ratings are on outlook stable except for the ratings assigned by Fitch for all three insurance subsidiaries and the rating assigned by AM Best for FPP, which are on outlook negative. All of our ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that our principal insurance subsidiaries can maintain these ratings. Each rating should be evaluated independently of any other rating. Ratings are not recommendations to buy our securities. See “Liquidity and Capital Resources – Ratings” in the MD&A for a discussion of our credit ratings.

REGULATORY

Insurance Regulation

Our insurance subsidiaries, like other insurance companies, are subject to regulation and supervision by the states, territories and countries in which they are licensed to do business. The extent of such regulation varies, but generally has its source in statutes that delegate regulatory, supervisory and administrative authority to supervisory agencies. The U.S. federal government does not directly regulate the insurance industry. In the United States, this power is vested in state insurance departments.

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

As part of their regulatory oversight process, state insurance departments conduct periodic examinations, generally once every three to five years, of the books, records, accounts and business practices of insurers domiciled in their states. Examinations are generally carried out in cooperation with the insurance regulators of other states under guidelines promulgated by the National Association of Insurance Commissioners (“NAIC”). State and federal insurance and securities regulatory authorities and other state law enforcement agencies and Attorneys General also, from time to time, make inquiries and conduct examinations or investigations regarding the compliance by our company, as well as other companies in our industry, with, among other things, insurance laws and securities laws. Our captive reinsurance and reinsurance subsidiaries are subject to periodic financial examinations by their respective domiciliary state insurance regulators. We have not received any material adverse findings resulting from state insurance department examinations of our insurance, reinsurance and captive reinsurance subsidiaries conducted during the three-year period ended December 31, 2023.

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

In August 2023, the NAIC approved temporary guidance to allow companies to admit a portion of net negative interest maintenance reserves (“IMR”) as an asset under certain conditions, up to a capital and surplus percentage limit. This guidance became effective for periods ending September 30, 2023 and will sunset on December 31, 2025, and has the effect of modestly increasing our statutory capital and risk-based capital (“RBC”) ratio.

In December 2022, the NAIC approved changes to Actuarial Guideline XLIX (“AG49”) that affect the way insurance companies are permitted to illustrate certain IUL products. We were required to comply with the amended guideline, AG49-B, for any IUL products sold on, or after, May 1, 2023, and such compliance could impact our sales of such products. The NAIC is also considering modifications to the economic scenario generator used to calculate life and annuity reserves according to the Valuation Manual (e.g., VM-20 and VM-21) and the required capital for these life and annuity contracts, as well as certain fixed annuity and single premium life insurance products, which could affect the level and volatility of statutory reserves and required capital for products in scope. These modifications are expected to be implemented by January 1, 2025, at the earliest. Effective December 31, 2022, the NAIC revised the C-2 mortality calculation that resulted in a small decrease in RBC. For more information, see “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Our businesses are heavily regulated and changes in regulation and in supervisory and enforcement policies may affect our insurance subsidiary capital requirements, reduce our profitability, limit our growth or otherwise adversely affect our business, results of operations and financial condition.” We are monitoring all potential changes and evaluating the potential impact they could have on our product offerings, financial condition and results of operations.

For more information on statutory reserving and our use of captive reinsurance structures, see “Liquidity and Capital Resources – Holding Company Sources and Uses of Liquidity and Capital – Subsidiaries’ Capital” in the MD&A.

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

In general, under state holding company regulations, no person may acquire, directly or indirectly, a controlling interest in our capital stock unless such individual, corporation or other entity has obtained prior approval from the applicable insurance commissioner for such acquisition of control. Pursuant to such laws, in general, any person acquiring, controlling or holding the power to vote, directly or indirectly, 10% or more of the voting securities of an insurance company, is presumed to have “control” of such company. This presumption may be rebutted by a showing that control does not exist in fact. The insurance commissioner, however, may find that “control” exists in circumstances in which a person owns or controls a smaller amount of voting securities. To obtain approval from the insurance commissioner of any acquisition of control of an insurance company, the proposed acquirer must file with the applicable commissioner an application containing information regarding: the identity and background of the acquirer and its affiliates; the nature, source and amount of funds to be used to carry out the acquisition; the financial statements of the acquirer and its affiliates; any potential plans for disposition of the securities or business of the insurer; the number and type of securities to be acquired; any contracts with respect to the securities to be acquired; any agreements with broker-dealers; and other matters.

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

Category	Name	Description
Asset risk – affiliates	C-0	Risk of declining value of insurance subsidiaries and risk from off-balance sheet and other miscellaneous accounts

Asset risk – others	C-1	Risk of assets’ default of principal and interest or fluctuation in fair value

Insurance risk	C-2	Risk of underestimating liabilities from business already written or inadequately pricing business to be written in the future

Interest rate risk, health	C-3	Risk of losses due to changes in interest rate levels, risk that health benefits prepaid to
credit risk and market risk		providers become the obligation of the health insurer once again and risk of loss due to changes in market levels associated with variable products with guarantees

Business risk	C-4	Risk of general business

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

As of December 31, 2023, the RBC ratios of LNL, LLANY and FPP reported to their respective states of domicile and the NAIC all exceeded the “company action level.” We believe that we will be able to maintain the RBC ratios of our insurance subsidiaries in excess of “company action level” through prudent underwriting, claims handling, investing and capital management. However, no assurances can be given that developments affecting the insurance subsidiaries, many of which could be outside of our control, will not cause the RBC ratios to fall below the “company action level” or below our targeted levels, which are significantly higher than the “company action level.” These developments may include, but may not be limited to: changes to the manner in which the RBC ratio is calculated; new regulatory requirements for calculating reserves, such as principles-based reserving; economic conditions leading to higher levels of impairments of securities in our insurance subsidiaries’ general accounts; and an inability to finance life reserves such as through the issuance of letters of credit (“LOCs”) supporting inter-company reinsurance structures.

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

Privacy and Cybersecurity Regulation

We collect, process and maintain personal information from individuals who interact with our business, which subjects us to numerous privacy laws and regulations. These laws require, among other things, that we institute certain policies and procedures in our business to safeguard this information from improper use or disclosure; disclose our collection, processing, use and sharing practices to individuals; allow individuals, in certain circumstances, to access, correct, and delete their personal information; and, in some cases, allow individuals to opt out of certain data sharing practices. We must also promptly notify and report certain types of incidents involving this data. The laws and regulations vary by jurisdiction, and it is expected that additional laws and regulations will continue to be enacted.

We are also subject to information security laws and regulations that impose governance and compliance obligations applicable to our business. For example, in 2017, the New York Department of Financial Services (“NYDFS”) enacted a regulation establishing cybersecurity requirements for financial services companies (the “NYDFS Cybersecurity Regulation”). The NYDFS Cybersecurity Regulation included specific technical safeguards as well as requirements regarding governance, incident planning, training, data management, system testing and regulator notification in the event of certain cybersecurity events. In November 2023, the NYDFS adopted amendments to the NYDFS Cybersecurity Regulation. The key changes include enhanced governance requirements, additional controls, requirements for more regular risk and vulnerability assessments, as well as more robust incident planning, updated notification requirements and updated training requirements.

While we employ robust and tested privacy and information security programs, as legislatures and regulators establish further laws and regulations for addressing privacy and cybersecurity, we may need to amend our policies and adapt our internal procedures. See also “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Compliance with existing and emerging privacy laws and regulations could result in increased compliance costs and/or lead to changes in business practices and policies, and any failure to protect the confidentiality of personal information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.” For information regarding cybersecurity risks, see “Item 1A. Risk Factors – Operational Matters – Our information systems or the information systems of third parties on which we rely may experience interruptions, breaches in security and/or a failure of disaster recovery systems that could result in a loss or disclosure of confidential information, damage to our reputation, impairment of our ability to conduct business effectively and increased expenses.”

Securities, Broker-Dealer and Investment Adviser Regulation

In addition to being registered under the Securities Act of 1933, some of our separate accounts as well as mutual funds that we sponsor are registered as investment companies under the Investment Company Act of 1940, and the shares of certain of these entities are qualified for sale in some or all states and the District of Columbia. We also have subsidiaries that are registered as broker-dealers under the Exchange Act and are subject to federal and state regulation, including, but not limited to, the Financial Industry Regulation Authority’s (“FINRA”) net capital rules. In addition, we have subsidiaries that are registered investment advisers under the Investment Advisers Act of 1940. Agents, advisers and employees registered or associated with any of our investment adviser or broker-dealer subsidiaries are subject to federal securities laws and to examination requirements and regulation by state and federal securities regulators. Regulation also extends to various LNC entities that employ or control those individuals. The SEC and other governmental agencies and self-regulatory organizations, as well as state securities commissions in the U.S., have the power to conduct administrative proceedings that can result in censure, fines, the issuance of cease-and-desist orders or suspension and termination or limitation of the activities of the regulated entity or its employees. In recent years, there has been increased scrutiny by these bodies across the industry, which has included more extensive examinations, regular sweep inquiries and more detailed review of disclosure documents. Certain of our subsidiaries have been, and may continue to be, the subject of such inquiries and examinations. For more information about regulatory and litigation matters generally, see Note 18.

Standard of Conduct Regulation

As a result of overlapping efforts by the Department of Labor (“DOL”), the NAIC, individual states and the SEC to impose fiduciary-like requirements in connection with the sale of annuities, life insurance policies and securities, which are each discussed in more detail below, there have been a number of proposed or adopted changes to the laws and regulations that govern the conduct of our business and the distribution of our products.

DOL Fiduciary Advice Rule

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

On October 31, 2023, the DOL again issued a proposed rule to redefine the meaning of “investment advice fiduciary” that would substantially expand the range of activities considered to be fiduciary investment advice under ERISA. The proposal would also amend the applicable prohibited transaction exemptions that allow investment advice fiduciaries to be paid compensation. If finalized as proposed, these revisions would potentially apply to almost all sales to retirement plan participants and IRA investors, resulting in more extensive disclosure and other compliance obligations as well as increased potential legal exposure for those involved in sales activities that would be newly treated as fiduciary advice. After a public comment period, the proposed rule is expected to be finalized and go into effect in the second or third quarter of 2024. It is uncertain at this time whether these changes would have a material impact on our business.

SEC Regulation Best Interest

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

State Law Standard of Conduct Rules and Regulations

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

If the final DOL fiduciary rule or any additional new rules that are implemented are more onerous than Regulation Best Interest, or are not coordinated with Regulation Best Interest, the impact on our business could be substantial. While we continue to monitor and evaluate the various proposals, we cannot predict what other proposals may be made, or what new legislation or regulation may be introduced or become law. Therefore, until such time as final rules or laws are in place, the potential impact on our business is uncertain.

Fixed Indemnity Excepted Benefits Legislation

On July 7, 2023, the DOL, Department of Health and Human Services and the Department of Treasury issued a proposed tri-agency federal rule that would change how hospital indemnity insurance and other fixed indemnity benefits qualify as “excepted benefits” under the Health Insurance Portability and Accountability Act (“HIPAA”). If finalized as proposed, the rule would change the current structure of these products by only allowing hospital indemnity and other fixed indemnity policies to pay benefits in a fixed dollar amount per day (or other time period) of hospitalization or illness, regardless of the actual or estimated amount of expenses incurred, services or items received, severity of illness or injury experienced by a covered participant or beneficiary, or other characteristics particular to a course of treatment received by a covered participant or beneficiary. Notably, the proposed rule provides that benefits cannot be paid on a per item or per service basis to be an excepted benefit (which is a common plan benefit today). It is uncertain at this time whether these changes could materially adversely impact our business, including sales of our supplemental health products.

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

Other Federal Legislation

Tax Legislation

In August 2022, the Inflation Reduction Act of 2022 was passed by the U.S. Congress and signed into law by President Biden. The Inflation Reduction Act of 2022 established a new 15% corporate alternative minimum tax for corporations whose average adjusted net income for any consecutive three-year period beginning after December 31, 2022, exceeds $1.0 billion. The Inflation Reduction Act of 2022 also established a 1% excise tax on stock repurchases made by publicly traded corporations. Both provisions became effective for tax years beginning after December 31, 2022. Numerous forms of guidance on both provisions were published during 2023 by the Internal Revenue Service and U.S. Treasury. While we have determined that we were not within the scope of the corporate alternative minimum tax for 2023, we will continue to evaluate the potential impact of this new alternative minimum tax on our business, results of operations and financial condition in future periods.

We will continue to be actively engaged with policymakers including the Biden Administration to ensure the impacts of tax policy changes on our business and our customers are well understood.

Outside of potential tax law changes, the uncertainty of federal funding and the future of the Social Security Disability Insurance (“SSDI”) program can have a substantial impact on the entire group benefit market because SSDI benefits are a direct offset to the benefits paid under group disability policies. Congress alleviated some of this uncertainty by passing the Bipartisan Budget Act of 2015. As a result, the 2023 Annual Report of the Board of Trustees of the Federal Old-Age and Survivors Insurance and Federal Disability Insurance Trust Funds, published by the Social Security Administration, projects that the SSDI reserves will not be depleted until 2034.

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

In addition, certain of our regulators and individual states have proposed or adopted, or may propose or adopt, environmental, social and governance (“ESG”) rules or standards that would apply to our business. For example, in March 2022, the SEC proposed extensive rule changes that would require companies to include certain climate-related disclosures in their registration statements and periodic reports filed with the SEC, and in October 2023, the Governor of California signed two bills into law that will require significant climate-related disclosures (in some cases beyond the disclosures proposed by the SEC’s rule) by large entities doing business in that state. See “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Increasing scrutiny and evolving expectations from investors, customers, regulators and other stakeholders regarding ESG matters may adversely affect our reputation or otherwise adversely impact our business and results of operations” and “– Climate change and climate change regulation may adversely affect our investment portfolio and financial condition.”

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

HUMAN CAPITAL MANAGEMENT

As of December 31, 2023, we had a total of 11,024 employees, all based in the United States. Our mission is to help people to plan, protect and retire with confidence by offering products and services across our four core businesses. We believe that every move we make, including how we manage talent, shapes the future we share with our customers, communities and investors. Accordingly, each of our employees has access to important resources designed to, among other things, help them improve their well-being, understand the value of their work, develop their careers and thrive in a diverse and inclusive environment. From the moment our employees become part of Lincoln, they’re empowered to “Be Lincoln” by living and acting with integrity, accountability and passion in their communities, relationships and daily interactions with colleagues and clients. Our enterprise strategy is driven by continued focus on this unique employee culture, including the following key areas:

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

Talent and Development

Our talent strategy supports Lincoln’s ability to identify, develop, engage, retain and reward the talent we need for success in a competitive environment of constant change. Our employees work together with their managers to learn new skills, create an annual individual development plan and shape their careers. Their collaborative efforts are backed by a variety of resources we make available, which provide tools and resources to help employees discover, assess, plan and invest in their careers. In 2022, we launched Get CAREER FIT, an enterprise-wide program to support all employees in creating a specific and targeted development plan. This boot-camp style program includes expert advice, exercises and tools to clarify career aspirations and define specific steps to achieve success. As part of the program, managers attend virtual instructor-led training to support their effectiveness in having development conversations with their direct reports.

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

Total Rewards and Employee Well-Being

We invest in our employees’ futures by offering market-competitive compensation and a broad range of health and wellness programs as well as retirement savings, financial health and protection plans. Our employees receive a personalized Your Total Rewards statement that provides a comprehensive look at their direct and indirect compensation – the total investment that we make in them.
We offer paid time off and various flexible work arrangements, as part of a hybrid work model that was informed by direct feedback from our workforce. In addition, we offer benefits and wellness programs focusing on the physical, emotional, social and financial well-being of our employees. For eligible employees, such programs include:

•a subsidized medical plan with domestic partner eligibility, plus optional dental and vision, a health savings account with a company contribution and a healthcare flexible spending account;
•a well-being program that provides access to personal health coaches, health screenings and flu shots, discounts and reimbursements for programs that promote health;
•an employee assistance program (“EAP”) that provides counseling, work/life resources and tools to manage well-being;
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
•our employee 401(k) plan with a core company contribution, company matching contribution and other convenient features; and
•hospital indemnity, accident and critical illness insurance coverages, short- and long-term disability plans and company-provided life insurance.

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

We also make available, free of charge, on or through our website, www.LincolnFinancial.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Factors such as consumer spending, business investment, domestic and foreign government spending, the volatility and strength of the capital markets, the potential for inflation or deflation and uncertainty over domestic and foreign government actions all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by inflation, recessionary conditions, higher unemployment, lower disposable income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial and insurance products could be adversely affected. In addition, we have at times experienced, and in the future could experience, an elevated incidence of claims, and we could experience changes in the rate of lapses or surrenders of policies or other changes in consumer behavior as a result of financial stress. Our contract holders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Adverse changes in the economy have in the past and could in the future affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition.

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

Throughout 2022 and into 2023, the Federal Reserve increased the federal funds rate target range to combat inflation, with the most recently announced increase in July 2023, when it set the range at 5.25% to 5.50%. In periods of increasing or high interest rates, such as that we are experiencing currently, while higher interest rates will lead to higher yields on our asset portfolios, such increases in yield may be more than offset by increases in crediting rates necessary to keep our interest-sensitive products competitive and potentially higher borrowing costs, thus lowering our spreads. In such a scenario, we may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets.

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

Increases in interest rates have in the past and may in the future, cause increased surrenders and withdrawals of insurance products. In periods of high or increasing interest rates, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as contract holders seek to buy products with perceived higher returns. This process may lead to a flow of cash out of our businesses. These outflows may require investments to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses that reduce our capital position. A sudden demand among consumers to change product types or withdraw funds could lead us to sell assets at a loss to meet the demand for funds. Furthermore, unanticipated increases in withdrawals and terminations may accelerate amortization of our deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”) assets, which would reduce net income.

Because the equity markets impact the profitability and expected profitability of many of our products, changes in equity markets may significantly affect our business and profitability.

The fee income that we earn on certain products, including variable annuities, is based primarily upon account balances, and the fee income that we earn on VUL policies is partially based upon account balances. Because strong equity markets result in higher account balances, strong equity markets positively affect our net income through increased fee income. Conversely, a weakening of the equity markets results in lower fee income and may have a material adverse effect on our results of operations and capital resources.

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

Certain of our VUL products include secondary guarantees. We accrue additional liabilities for these secondary guarantees, and these liabilities are impacted by changes in equity markets. Accordingly, strong equity markets generally decrease these additional liabilities. Conversely, a decrease in the equity markets will generally increase these additional liabilities. We use a hedge to partially mitigate the risk related to equity market volatility and are evaluating other solutions, but there can be no guarantee that our hedge or other solutions will be fully effective to mitigate this risk.

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

State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, sometimes lead to changes in business practices or additional expense, statutory reserves and/or RBC requirements for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. For example, the NAIC is considering modifications to the economic scenario generator used to calculate annuity and life reserves according to the Valuation Manual (e.g., VM-20 and VM-21) and the required capital for these annuity and life contracts, as well as certain fixed annuity and single premium life insurance products, which could affect the level and volatility of statutory reserves and required capital for products in scope. The economic scenarios are a key input in the statutory reserve and required capital calculations for certain products, such as variable annuities. If the NAIC adopts an economic scenario generator that produces scenarios with characteristics that differ significantly from what the current economic scenario generator prescribed in these calculations would produce under the same circumstances, this could have a significant impact on the statutory reserves and required capital for products in scope upon adoption as well as affect how the statutory reserves and required capital for these products respond to changes in market conditions. We are monitoring all potential changes and evaluating the potential impact they could have on our product offerings and financial condition and results of operations. See “Item 1. Business – Regulatory – Insurance Regulation” for a discussion of additional changes under consideration and recent changes implemented by the NAIC, including changes to principles-based reserving and changes to actuarial guidelines, and the impact of such changes on our business.

Although we endeavor to maintain all required licenses and approvals, our businesses may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations, which may change from time to time.

Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines. Further, insurance regulatory authorities have relatively broad discretion to issue orders of supervision, which permit such authorities to supervise the business and operations of an insurance company. As of December 31, 2023, no state insurance regulatory authority had imposed on us any material fines or revoked or suspended any of our licenses to conduct insurance business in any state or issued an order of supervision with respect to our insurance subsidiaries that would have a material adverse effect on our results of operations or financial condition.

Compliance with existing and emerging privacy laws and regulations could result in increased compliance costs and/or lead to changes in business practices and policies, and any failure to protect the confidentiality of personal information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.

Complying with the numerous privacy laws and regulations to which we are subject and other existing, emerging and changing privacy requirements could cause us to incur substantial costs or require us to change our business practices and policies. Non-compliance could result in monetary penalties or significant legal liability. For more information, see “Item 1. Business – Regulatory – Privacy and Cybersecurity Regulation.”

Many of the employees and associates who conduct our business have access to, and routinely process, personal information (including confidential information from consumers, clients and individuals with whom we have a business relationship) through a variety of media, including information technology systems. Although we rely on various internal processes and controls to protect the confidentiality of personal information that is accessible to, or in the possession of, our employees and our associates, including service providers, distribution partners, independent agents and others, a breach in the security of our information technology systems, a breach in the security of our associate’s information technology systems, or intentional or unintentional actions by an employee or associate could result in the disclosure or misappropriation of individuals’ personal information. State and federal laws and regulations also require us to disclose our data collection and sharing practices to individuals who interact with us and to provide certain individuals with access to certain pieces of their personal information, the right to request correction of their information, the right to request deletion of their information, and the right to opt out of certain tracking, sharing and processing. We rely on various internal processes and associates to report our practices accurately and to respond appropriately to consumer and customer requests. We cannot predict what, if any, actions from U.S. state and federal regulators may be taken if we fail to maintain these processes or if we or our associates fail to comply with our policies or procedures. If we or our associates fail to comply with applicable processes, policies, procedures and controls, misappropriation or intentional or unintentional inappropriate disclosure or misuse of individuals’ personal information, or violation of applicable state or federal laws, could occur. Such an event could materially damage our reputation or lead to regulatory, civil or criminal investigations and penalties, which, in turn, could have a material impact on our business, financial condition and results of operations. See also “Operational Matters – Our information systems or the information systems of third parties on which we rely may experience interruptions, breaches in security and/or a failure of disaster recovery systems that could result in a loss or disclosure of confidential information, damage to our reputation, impairment of our ability to conduct business effectively and increased expense,” below.

Compliance with existing and emerging rules and regulations governing the use of artificial intelligence (“AI”) could result in increased compliance costs and/or lead to changes in business practices and policies, and challenges with properly managing the use of AI could result in reputational harm, competitive harm and legal liability.

We analyze personal information to better manage our business. There has been increased scrutiny, including from U.S. state and federal regulators, regarding the use of artificial intelligence on large data sets for activities such as price optimization. In August 2020, members of the NAIC unanimously adopted guiding principles on artificial intelligence to inform and articulate general expectations for businesses, professionals and stakeholders across the insurance industry as they implement artificial intelligence tools to facilitate operations. More recently, in December 2023, the NAIC adopted a model bulletin on the use of AI by insurers, which was intended to remind insurance carriers that decisions impacting consumers that are made or supported by advanced analytical and computational technologies, including AI, must comply with all applicable insurance laws and regulations, including unfair trade practices. The bulletin also sets forth state insurance regulators’ expectations on how insurers should govern the use of such technologies by or on behalf of the insurer to make or support such decisions. Additionally, in October 2023, the White House issued an Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence, which directs federal agencies and departments to create standards and regulations for the use or oversight of artificial intelligence. We cannot predict how existing and emerging guidance, rules and regulations governing the use of AI will be interpreted or applied, or what, if any, actions may be taken regarding AI, but any applicable regulations and limitations could result in increased compliance costs and/or lead to changes in business practices and policies, which could have a material impact on our business, financial condition and results of operations.

In addition, if the data sets, processes or outputs that AI systems produce are or are alleged to be deficient, inaccurate, unfairly biased, lacking in transparency or explainability, or do not meet evolving legal requirements, our business, financial condition and results of operations may be adversely affected. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm or legal liability. These same risks may affect us if a third-party service provider uses AI. Our use or our service provider’s use of AI systems could also result in cybersecurity incidents that may involve the personal information of end users of such applications. Any such cybersecurity incidents could adversely affect our reputation and business, financial condition and results of operations. For additional information regarding cybersecurity risks, see “Operational Matters – Our information systems or the information systems of third parties on which we rely may experience interruptions, breaches in security and/or a failure of disaster recovery systems that could result in a loss or disclosure of confidential information, damage to our reputation, impairment of our ability to conduct business effectively and increased expenses,” below.

Increasing scrutiny and evolving expectations from investors, customers, regulators and other stakeholders regarding ESG matters may adversely affect our reputation or otherwise adversely impact our business and results of operations.

Certain existing or potential investors, customers, regulators and other stakeholders evaluate our business or other practices according to a variety of ESG standards and expectations. Certain of our regulators have proposed or adopted, or may propose or adopt, ESG rules or standards that would apply to our business. For example, in March 2022, the SEC proposed extensive rule changes that would require companies to include certain climate-related disclosures in their registration statements and periodic reports filed with the SEC, and in October 2023, the Governor of California signed two bills into law that will require significant climate-related disclosures (in some cases beyond the disclosures proposed by the SEC’s rule) by large entities doing business in that state. ESG-related rules, guidance and policies may impose additional costs, cause changes to our corporate governance and risk management practices and expose the industry to new or additional risks.

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

Federal or state regulatory actions could result in substantial fines, penalties or prohibitions or restrictions on our business activities that could materially adversely affect our business, results of operations or financial condition.

Our broker-dealer and investment adviser subsidiaries as well as our variable annuities and variable life insurance products are subject to regulation and supervision by the SEC, FINRA and/or state securities regulators. Applicable laws and regulations generally grant supervisory agencies and self-regulatory organizations broad administrative powers, including the power to limit or restrict the subsidiaries from carrying on their businesses in the event that they fail to comply with such laws and regulations. The foregoing regulatory or governmental bodies, as well as the DOL and others, have the authority to review our products and business practices and those of our agents, advisers, registered representatives, associated persons and employees. These regulatory or governmental bodies may bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. In recent years, there has been increased scrutiny by these bodies across the industry, which has included more extensive examinations, regular sweep inquiries and more detailed review of disclosure documents. Certain of our subsidiaries have been, and may continue to be, the subject of these examinations and inquiries. These or future regulatory actions could result in substantial fines, penalties or prohibitions or restrictions on our business activities that could materially adversely affect our business, results of operations or financial condition.

Changes to laws or regulations could adversely affect our distribution model and sales of our products and may result in additional disclosure and other requirements related to the sale and delivery of our products and services, which may adversely affect our business, results of operations or financial condition.

On July 7, 2023, the DOL, Department of Health and Human Services and the Department of Treasury issued a proposed tri-agency federal rule that would change how hospital indemnity insurance and other fixed indemnity benefits qualify as “excepted benefits” under HIPAA. If finalized as proposed, the rule would change the current structure of these products by only allowing hospital indemnity and other fixed indemnity policies to pay benefits in a fixed dollar amount per day (or other time period) of hospitalization or illness, regardless of the actual or estimated amount of expenses incurred, services or items received, severity of illness or injury experienced by a covered participant or beneficiary, or other characteristics particular to a course of treatment received by a covered participant or beneficiary. Notably, the proposed rule provides that benefits cannot be paid on a per item or per service basis to be an excepted benefit (which is a common plan benefit today). While it is uncertain at this time whether these changes could have a material impact on our business, finalization of the rule in its proposed form could adversely impact sales of our supplemental health products, which could adversely affect our business., results of operation or financial condition.

On October 31, 2023, the DOL again issued a proposed rule to redefine the meaning of “investment advice fiduciary” that would substantially expand the range of activities considered to be fiduciary investment advice under ERISA. The proposal would also amend the applicable prohibited transaction exemptions that allow investment advice fiduciaries to be paid compensation. If finalized as proposed, these revisions would potentially apply to almost all sales to retirement plan participants and IRA investors, resulting in more extensive disclosure and other compliance obligations as well as increased potential legal exposure for those involved in sales activities that would be newly treated as fiduciary advice. After a public comment period, the proposed rule is expected to be finalized and go into effect in the second or third quarter of 2024. It is uncertain at this time whether these changes would have a material impact on our business.

In 2019, the SEC approved “Regulation Best Interest,” including a new standard of conduct for broker-dealers under the Exchange Act, which requires broker-dealers and their representatives to act in the best interest of retail customers when making recommendations of any securities transaction, without putting their financial interests ahead of the interests of retail customers. Among other things, the final rule includes provisions setting forth certain required disclosures, policies and procedures to identify conflicts of interest, and customer-specific best interest obligations. Regulation Best Interest became effective as of September 10, 2019, with a transition period for compliance through June 30, 2020, as of which date broker-dealers were required to be compliant.

In addition to the SEC and DOL rules, the NAIC and several states have either enacted or proposed laws and regulations requiring investment advisers, broker-dealers and/or agents to meet a higher standard of care and provide additional disclosures when providing advice to their clients, resulting in additional requirements related to the sale of our products. For more information on these regulations, see “Item 1. Business – Regulatory – Standard of Conduct Regulation.”

Additional disclosure and other requirements related to standards of conduct could adversely affect our business by causing us to reevaluate or change certain business practices or otherwise. If the final DOL fiduciary rule or any additional new rules that are implemented are more onerous than Regulation Best Interest, or are not coordinated with Regulation Best Interest, the impact on our business could be substantial. While we continue to monitor and evaluate the various proposals, we cannot predict what other proposals may be made, or what new legislation or regulation may be introduced or become law. Therefore, until such time as final rules or laws are in place, the potential impact on our business is uncertain.

Changes in U.S. federal income tax law could impact our tax costs and the products that we sell.

Changes in tax laws or interpretations of such laws could increase our corporate taxes and negatively impact our results of operations and financial condition. Tax authorities may enact changes in tax law or issue new regulations or other pronouncements that could increase our current tax burden and impose new taxes on our business. Guidance on previously enacted tax law changes could impact our interpretations of existing law and also have an impact on our business. In August 2022, the Inflation Reduction Act of 2022 was passed by the U.S. Congress and signed into law by President Biden. The Inflation Reduction Act of 2022 established a new 15% corporate alternative minimum tax for corporations whose average adjusted net income for any consecutive three-year period beginning after December 31, 2022, exceeds $1.0 billion. This provision is effective for tax years beginning after December 31, 2022. While we have determined that we were not within the scope of the corporate alternative minimum tax for 2023, we will continue to evaluate the potential impact of this new alternative minimum tax on our business, results of operations and financial condition in future periods.

Legal and regulatory actions are inherent in our businesses and could result in financial losses or harm our businesses.

We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our business. Pending legal and regulatory actions include proceedings relating to aspects of our businesses and operations that are specific to us and proceedings that are typical of the businesses in which we operate. Some of these legal proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. Substantial legal liability in these or future legal or regulatory actions could have a material financial effect or cause significant harm to our reputation, which in turn could materially harm our business prospects. See Note 18 for a description of legal and regulatory proceedings and actions.

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

The Dodd-Frank Act, and corresponding global initiatives, including the European Market Infrastructure Regulation implemented in 2012, imposed significant changes to the regulation of derivatives transactions, which we use to mitigate many types of risk in our business. The European Market Infrastructure Regulation and matching U.K. rules impose initial margin requirements that largely correspond to the requirements of the Dodd-Frank Act. As an exception, our Europe-based swap providers may be subject to additional margin requirements with respect to equity options beginning in 2024, which may require us to post and collect additional initial margin. Until the application of initial margin requirements is complete, the impact of these provisions on liquidity and capital resources remains uncertain.

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

In addition, our domestic insurance subsidiaries are subject to SAP and specific state insurance regulations. Any changes in the method for calculating reserves for our annuity and life insurance products under SAP or applicable state insurance regulations may result in increased reserve requirements.

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

The earnings of our insurance subsidiaries impact our insurance subsidiaries’ surplus. Lower earnings constrain the growth in our insurance subsidiaries’ capital, and therefore, can constrain the payment of dividends and advances or repayment of funds to us. In addition, the amount of surplus that our insurance subsidiaries could pay as dividends is constrained by the amount of surplus they hold to maintain their financial strength ratings, to provide an additional layer of margin for risk protection and for future investment in our businesses. As a result, to the extent our subsidiaries are unable or are materially restricted from being able to pay dividends to us in sufficient amounts, our ability to meet our obligations could be materially affected.

A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings.

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital our insurance subsidiaries must hold to support business growth, changes in reserving requirements, such as principles-based reserving, our inability to obtain reserve relief, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments that do not get hedge accounting treatment, changes in interest rates and foreign currency exchange rates, as well as changes to the NAIC RBC formulas. The RBC ratio is also affected by the product mix of the in-force book of business (i.e., the amount of business without guarantees is not subject to the same level of reserves as the business with guarantees). In extreme scenarios of equity market declines, the amount of additional statutory reserves that we are required to hold for our VUL insurance guarantees and variable annuity guarantees may increase at a rate greater than the rate of change of the markets. Increases in reserves reduce the statutory surplus used in calculating our RBC ratios. Most of these factors are outside of our control. Our credit and insurer financial strength ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiaries. The RBC ratio of LNL is an important factor in the determination of the credit and financial strength ratings of LNC and its subsidiaries. For example, shortly after our announcement in November 2022 that we expected decreases to our statutory capital and RBC ratio by the end of 2022, AM Best downgraded LNC’s short- and long-term issuer credit ratings and the financial strength ratings of LNL and LLANY, due in part to a decrease in our capital, and revised its ratings outlooks from stable to negative for LNC and FPP, while Moody’s and Fitch revised their short- and long-term issuer credit and financial strength ratings outlooks for LNC and its insurance subsidiaries from stable to negative. Further, in October 2023, Moody’s downgraded LNC’s long-term issuer credit rating and the financial strength ratings of LNL, LLANY and FPP, due in part to the decrease in our capital resulting from our third quarter 2022 annual assumption review, and revised its ratings outlook from negative to stable for LNC and its insurance subsidiaries. See “Item 1. Business – Financial Strength Ratings” and “Liquidity and Capital Resources – Ratings” in the MD&A for a full description of our ratings and ratings outlooks, including our S&P ratings and outlooks, certain of which were also downgraded or revised in November 2022 prior to our above-referenced announcement.

In addition, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital we must hold in order to maintain our current ratings. For example, in November 2023, S&P implemented changes to its insurer RBC capital adequacy model, which could increase the amount of statutory capital we are required to hold in certain scenarios in order to maintain our current ratings. To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, we may seek to raise additional capital through public or private equity or debt financing, which may be on terms not as favorable as in the past.

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

We rely on our credit facilities as a potential source of liquidity. We also use the credit facilities as a potential backstop to provide statutory reserve credit to our insurance subsidiaries, including LNL. If we were unable to access our facility in such circumstances, it could materially impact LNL’s capital position. The availability of these facilities could be critical to our credit and financial strength ratings and our ability to meet our obligations as they come due in a market when alternative sources of credit are tight.

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

The sensitivity of our statutory reserves and surplus established for our variable annuity base contracts and riders and VUL contracts to changes in the equity markets will vary depending on the magnitude of the decline. The sensitivity will be affected by the level of account balances relative to the level of guaranteed amounts, product design and reinsurance. Statutory reserves for variable annuities depend upon the cumulative equity market impacts on the business in force, and therefore, result in non-linear relationships with respect to the level of equity market performance within any reporting period.

The assumptions and estimates we use in connection with establishing and carrying our reserves are inherently uncertain. Accordingly, we cannot determine with precision the ultimate amount or the timing of the payment of actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level we assume prior to payment of benefits or claims. If our actual experience is different from our assumptions or estimates, our reserves may prove to be inadequate in relation to our estimated future benefits and claims, which would adversely affect our financial condition and results of operations. In addition, increases in reserves have a negative effect on income from operations in the quarter incurred and could also have a negative impact in future periods. For example, in the third quarter of 2022, we incurred a substantial charge related to the company’s annual review of reserve assumptions, related primarily to updated lapse assumptions related to UL products with secondary guarantees in response to emerging experience, combined with recently validated external industry perspectives. This charge also impacted our statutory capital in the fourth quarter of 2022. For more information on our annual assumption review, including the most recent review conducted in the third quarter of 2023, see “Summary of Critical Accounting Estimates – Annual Assumption Review” in MD&A. For information on impacts to our statutory capital, see “Liquidity and Capital Resources – Overview – Capital” in the MD&A.

We may be required to recognize an impairment of our goodwill or to establish a valuation allowance against our deferred income tax assets.

If our businesses do not perform well and/or their estimated fair values decline or the price of our common stock does not increase, we may be required to recognize an impairment of our goodwill or to establish a valuation allowance against the deferred income tax asset, which could have a material adverse effect on our results of operations and financial condition. For example, during the third quarter of 2022, we recorded goodwill impairment of $634 million related to our Life Insurance segment. Future reviews of goodwill could result in an impairment of goodwill, and such write-downs could have a material adverse effect on our net income and book value, although they would not affect the statutory capital of our insurance subsidiaries. For more information on goodwill, see “Summary of Critical Accounting Estimates – Goodwill and Other Intangible Assets” in the MD&A and Note 9.

If, based on available information, including about the performance of a business and its ability to generate future capital gains, we determine that it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. Such valuation allowance could have a material adverse effect on our results of operations and financial condition. For more information on our deferred income tax assets, see Note 23.

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

With respect to unrealized losses, we establish deferred tax assets for the tax benefit we may receive in the event that losses are realized. The realization of significant realized losses could result in an inability to recover the tax benefits and may result in the establishment of valuation allowances against our deferred tax assets. Realized losses or impairments may have a material adverse impact on our results of operations and financial condition. See “Summary of Critical Accounting Estimates – Investments” in the MD&A for additional information.

Changes to our valuation of investments and our methodologies, estimations and assumptions could harm our results of operations or financial condition.

During periods of market disruption or rapidly-changing market conditions, such as significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, or infrequent trading, or when market data is limited, our investments may become less liquid and we may base our valuations on less-observable and more subjective inputs, assumptions, or methods that may result in estimated fair values that significantly vary by period, and may exceed the investment’s sale price. Decreases in the estimated fair value of our securities may harm our results of operations or financial condition. See “Summary of Critical Accounting Estimates – Investments” in the MD&A for additional information.

Significant adverse mortality experience may result in the loss of, or higher prices for, reinsurance, which could adversely affect our profitability.

We reinsure a portion of the mortality risk on fully underwritten, newly issued, individual life insurance contracts. We regularly review retention limits for continued appropriateness, and they may be changed in the future. In the event that we experience adverse mortality or morbidity experience, a significant portion of that is reimbursed by our reinsurers. Prolonged or severe adverse mortality or morbidity experience could result in increased reinsurance costs and, ultimately, reinsurers being unwilling to offer future coverage. If we are unable to maintain our current level of reinsurance or obtain new reinsurance protection at comparable rates to what we are paying currently, we may have to accept an increase in our net exposures or revise our pricing to reflect higher reinsurance premiums or both. If this were to occur, we may be exposed to reduced profitability and cash flow strain or we may not be able to price new business at competitive rates.

Pandemics and other catastrophes have impacted, and may in the future, adversely impact liabilities for contract holder claims.

Our insurance operations are exposed to the risk of catastrophic mortality and morbidity, such as that caused by a pandemic, an act of terrorism, natural disaster or other event that causes a large number of deaths, injuries or illnesses. In addition, in our group insurance operations, an event that affects the workplace of one or more of our group insurance customers, such as a pandemic or a natural disaster, could also cause a significant loss due to mortality or morbidity claims. Due to the COVID-19 pandemic that emerged in the first quarter of 2020, we experienced higher mortality claim payments due to an elevation in claim incidence. In addition, we experienced an increase in short-term and long-term disability claims related to the pandemic that negatively impacted our earnings. We expect COVID-19-related mortality to continue to follow U.S. death trends. The likelihood, timing or severity of a future pandemic or other catastrophe cannot be predicted. Additionally, the impact of climate change has caused, and may continue to cause, changes in weather patterns, resulting in more severe and more frequent natural disasters such as forest fires, hurricanes, tornados, floods and storm surges. Future pandemics or other catastrophic events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.

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

In November 2021, we formally communicated a new expense savings initiative, the Spark Initiative, focused on driving efficiencies throughout all aspects of our business, from leveraging automation to simplifying and improving process efficiency. In addition, this program is targeting benefits beyond cost savings, including improving the way we work by focusing on reskilling and upskilling our valuable employee base. The multi-year program has and will continue to require significant investment and resource prioritization. If we do not successfully manage and execute the Spark Initiative, or if the program is inadequate or ineffective, we may not achieve all of the cost savings we expect from the initiative, or projected savings may be delayed or not sustained. In addition, our investments related to the program may be greater than expected, and the work we are undertaking with respect to the initiative could result in disruption of our business or distraction of our management and employees. If any of these risks occur, our business, financial condition and results of operations could be materially affected.

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

We follow the insurance practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by our insurance subsidiaries (known as “ceding”). As of December 31, 2023, we ceded $1.1 trillion of life insurance in force to reinsurers for reinsurance protection. Although reinsurance does not discharge our subsidiaries from their primary obligation to pay contract holders for losses insured under the policies we issue, reinsurance does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk. For more information regarding our reinsurance arrangements and exposure, see “Reinsurance” in the MD&A and Note 8.

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

Reinsurers also may attempt to increase rates with respect to our existing reinsurance arrangements. The ability of our reinsurers to increase rates depends upon the terms of each reinsurance contract. Some of our reinsurance contracts contain provisions that limit the reinsurer’s ability to increase rates on in-force business. An increase in reinsurance rates may affect the profitability of our insurance business. Additionally, such a rate increase could result in our recapture of the business, which may result in a need for additional reserves and increase our exposure to claims. In recent years, we have faced a number of rate increase actions on in-force business, and reinsurers have initiated, and may in the future initiate, legal proceedings against us. Our management of these rate increase actions and the outcomes of legal proceedings have not to date had a material effect on our results of operations or financial condition, but we can make no assurance regarding the impact of future rate increase actions or outcomes of legal proceedings. See Note 18 for a description of reinsurance-related actions.

Competition for our employees is intense, and we may not be able to attract and retain the highly skilled people we need to support our business.

Our success depends, in large part, on our ability to attract and retain qualified employees. Intense competition exists for employees with demonstrated ability, and the competition for talent has increased in recent years. In addition, opportunities to work remotely have expanded the reach of recruiters and options for employees. As a result of this competition, we may be unable to hire or retain the qualified employees we need to support our business. Further, the unexpected loss of services of one or more of our key employees could have a material adverse effect on our operations due to their skills, knowledge of our business, their years of industry experience and the potential difficulty of promptly finding qualified replacement employees. We compete with other financial institutions primarily on the basis of our products, compensation, support services and financial condition. Sales in our businesses and our results of operations and financial condition could be materially adversely affected if we are unsuccessful in attracting and retaining employees, including financial advisers, wholesalers and other employees, as well as independent distributors of our products.

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

Our information systems or the information systems of third parties on which we rely may experience interruptions, breaches in security and/or a failure of disaster recovery systems that could result in a loss or disclosure of confidential information, damage to our reputation, impairment of our ability to conduct business effectively and increased expense.

Our information systems are critical to the operation of our business. We collect, process, maintain, retain and distribute large amounts of personal financial and health information and other confidential and sensitive data about individuals with whom we interact in the ordinary course of our business. Our business therefore depends on the public’s willingness to entrust us with their personal information. Any failure, interruption or breach in security could result in disruptions to our critical systems and adversely affect these relationships. In addition, our flexible hybrid work model, which allows the majority of our employees to work remotely on a regular basis, could increase our operational risk in these areas, including, but not limited to, cybersecurity risks, discussed further below.

Publicly reported cybersecurity vulnerabilities, threats and incidents have increased over recent periods, including a proliferation of ransomware attacks. Although our computer systems have in the past been, and will likely in the future be, subject to or targets of unauthorized or fraudulent access, to date, we have not had a material security breach. While we employ a robust and tested information security program, the preventative actions we take to reduce the incidence and severity of cyber incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyberattacks, including ransomware and malware attacks, attacks targeting remote workers, compromised credentials, fraud, other security breaches or other unauthorized access to our computer systems, and, given the increasing sophistication of cyberattacks, in some cases, such incidents could occur and persist for an extended period of time without detection. As a result, there can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it will be detected in a timely manner or that it can be sufficiently remediated. Such an occurrence may impede or interrupt our business operations, adversely affect our reputation or lead to increased expense, any of which could adversely affect our business, financial condition and results of operations.

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

The failure of our computer systems and/or our disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. The occurrence of any such failure, interruption or security breach of our systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and financial liability. Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to our customer data, we may also have obligations to notify affected individuals about the incident, and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident. For more information, see “Legislative, Regulatory and Tax – State Regulation – Compliance with existing and emerging privacy laws and regulations could result in increased compliance costs and/or lead to changes in business practices and policies, and any failure to protect the confidentiality of personal information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.”

Although we conduct due diligence, negotiate contractual provisions and, in many cases, conduct periodic reviews of our vendors and other third party suppliers with whom we contract and who we believe may pose a cybersecurity threat to the Company, our customers or our business partners due to the type of services they provide and/or confidential information they may be handling to confirm compliance with our information security standards, the failure of such third parties’ computer systems and/or their disaster recovery plans for any reason might cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Although such third parties’ computer systems have in the past been, and will likely in the future be, subject to or targets of unauthorized or fraudulent access, to date, our business, financial condition and results of operations have not been materially affected by such a cybersecurity incident at a third party. The occurrence of such a failure, interruption or security breach of the systems of third parties could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers, clients, agents and revenues and otherwise adversely affect our business and financial results.

Finally, our cyber liability insurance may not be sufficient to protect us against all losses resulting from any cyberattack or other interruption, breach in security or failure of our disaster recovery systems.

For more information on our cybersecurity risk management and strategy and governance, see “Item 1C. Cybersecurity.” We are also subject to information security laws and regulations that impose governance and compliance obligations applicable to our business. For more information, see “Item 1. Business – Regulatory – Privacy and Cybersecurity Regulation.”

Acquisitions and dispositions of businesses may not produce anticipated benefits and could result in operating difficulties, unforeseen liabilities or asset impairments, which may adversely affect our operating results and financial condition.

We may from time to time engage in acquisitions of businesses. Once completed, an acquired business may not perform as projected, expense and revenue synergies may not materialize as expected and costs associated with the integration may be greater than anticipated.

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

We may from time to time dispose of business or blocks of in-force business through outright sales, reinsurance transactions or by alternate means. For example, on December 14, 2023, we announced that we had entered into an agreement to sell all of the ownership interests in our subsidiaries comprising our wealth management business. After a disposition, we may remain liable to the acquirer or to third parties for certain losses or costs arising from the divested business or on other bases. We also may not realize the anticipated profit on a disposition or incur a loss on the disposition. In anticipation of any disposition, we may need to restructure our operations, which could disrupt such operations and affect our ability to recruit key personnel needed to operate and grow such business pending the completion of such transaction. In addition, the actions of key employees of the business to be divested could adversely affect the success of such disposition as they may be more focused on obtaining employment, or the terms of their employment, than on maximizing the value of the business to be divested. Furthermore, transition services or tax arrangements related to any such disposition could further disrupt our operations and may impose restrictions, liabilities, losses or indemnification obligations on us. Depending on its particulars, a disposition could increase our exposure to certain risks, such as by decreasing the diversification of our sources of revenue. Moreover, we may be unable to timely dissolve all contractual relationships with the divested business in the course of the proposed transaction, which may materially adversely affect our ability to realize value from the disposition. Such disposition could also adversely affect our internal controls and procedures and impair our relationships with key customers, distributors and suppliers. An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, financial condition and results of operations.

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

Our ratings and the ratings of our principal insurance subsidiaries are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that our principal insurance subsidiaries or we can maintain our current ratings. See “Item 1. Business – Financial Strength Ratings” and “Liquidity and Capital Resources – Ratings” in the MD&A for a description of our ratings. See also “Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” above.

Certain blocks of our insurance business purchased from third-party insurers under indemnity reinsurance agreements may require us to place assets in trust, secure letters of credit or return the business, if the financial strength ratings and/or capital ratios of certain insurance subsidiaries are not maintained at specified levels.

Under certain indemnity reinsurance agreements, two of our insurance subsidiaries, LNL and LLANY, provide 100% indemnity reinsurance for the business assumed; however, the third-party insurer, or the “cedent,” remains primarily liable on the underlying insurance business. These indemnity reinsurance arrangements require that our subsidiary, as the reinsurer, maintain certain insurer financial strength ratings and capital ratios. If these ratings or capital ratios are not maintained, depending upon the reinsurance agreement, the cedent may recapture the business, or require us to place assets in trust or provide LOCs at least equal to the relevant statutory reserves. See “Item 1. Business – Reinsurance” for a discussion of the indemnity reinsurance arrangements and the financial strength ratings and/or capital ratios that are required to be maintained under such arrangements. As of December 31, 2023, LNL’s and LLANY’s financial strength ratings and RBC ratios exceeded the ratings and ratios required under each agreement. See “Item 1. Business – Financial Strength Ratings” for a description of our financial strength ratings. See “Reinsurance” in the MD&A for additional information on these indemnity reinsurance agreements.

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

We hold certain investments that may lack liquidity, such as privately placed securities, mortgage loans on real estate, policy loans, limited partnership interests and other investments. These asset classes represented 38% of the carrying value of our total investments as of December 31, 2023. If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return collateral in connection with our investment portfolio, derivatives transactions or securities lending activities, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

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

Defaults and write-downs on our mortgage loans may adversely affect our profitability.

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

We sell our annuity and life insurance products through independent sales representatives. These representatives are not captive, which means they may also sell our competitors’ products. If our competitors offer products that are more attractive than ours or pay higher commission rates to the sales representatives than we do, these representatives may concentrate their efforts in selling our competitors’ products instead of ours.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Operational Risk Management and Strategy

Identifying, assessing and managing material risks from cybersecurity threats is a core component of our overall operational risk management. The Company’s Information Security team is the primary group responsible for cybersecurity and consists of four divisions with specific mandates:

•The security engineering division, which leads our “security by design” efforts to help ensure cybersecurity considerations are taken into account in our applications, cloud architecture and infrastructure;
•The governance, risk and compliance division, which includes responsibility for developing cybersecurity-related policies and procedures, training and supplier security review;
•The cybersecurity response and investigations (“CSRI”) division; and
•The identity access management division, which is responsible for managing access to our data and technology infrastructure.

The work done by each of these divisions is applied both tactically and strategically to operations, as well as to broader risk management activities.

The governance, risk and compliance division of our Information Security team includes a dedicated information technology (“IT”) and Cyber operation risk assessment team. This team conducts assessments that are focused on the Company’s most significant IT and cyber risks, the results of which are leveraged by the Company’s IT leadership, among other inputs, to mitigate, reduce and/or manage against such risks. While it is not possible to be certain that all risks, threats and vulnerabilities to our information and systems have been identified, our cybersecurity risk management processes are designed to, using a risk-based approach, identify reasonably known risks from cybersecurity threats and ensure material risks are managed appropriately.

The work done by the Information Security team integrates into the Company’s overall Enterprise Risk Management (“ERM”) program. Data is contributed to the ERM team in support of our broader operational risk framework and processes through completion of the Risk and Control Self-Assessment for IT and cyber, which is aggregated into the larger operational risk program. Members of IT and Information Security senior leadership participate on the Company’s Operational Risk Committee (“ORC”), which is a standing committee whose purpose is to review and monitor threats to our business operations and strategy that manifest from inadequate or failed internal processes, controls, people or systems or from external events. In addition, the Company’s Internal Audit team performs an annual security audit that focuses on cybersecurity risks, the results of which are reported to the Company’s IT leadership team and the

Audit Committee of the Company’s Board of Directors. This audit process provides an additional layer of support to help ensure that cybersecurity risks are managed and responded to appropriately.

While our Information Security team uses some third-party resources as part of its efforts to assess, identify and manage material risks from cybersecurity threats (e.g., certain third-party software tools, threat intelligence and periodic penetration testing), our cybersecurity efforts are predominantly conducted through our internal resources.

Monitoring and Incident Response

The CSRI division of our Information Security team is responsible for the operation of our internal Security Operations Center (“SOC”), which performs monitoring and alerting for security events 24 hours a day, 7 days a week, 365 days a year. The CSRI division also actively seeks out cybersecurity threats that might affect the organization and/or our customers. The CSRI team is a component of Lincoln’s formal security incident response team (“SIRT”) and process. In addition to the Information Security team, the SIRT also includes representatives from the Company’s legal and compliance teams (including Privacy), office of business resiliency, chief risk office, corporate communications, as well as the information technology team. While the CSRI division is responsible for cybersecurity responses generally, should a critical event arise, such an event would be raised to and addressed by the SIRT.

Our Privacy team, which is part of the Company’s compliance function, has a dedicated incident response team responsible for assessing, identifying and managing risks from cybersecurity threats involving personal information. The team follows documented processes for investigation, research, assessment, notification, regulatory reporting and, if necessary, escalation to management, and such processes have been integrated into our Information Security incident response program. The Information Security team works closely with our Privacy team to respond to any cybersecurity incidents involving personal information. The Privacy team engages third parties to assist with incident assessment and notification.

Supplier Risk Management and Strategy

Within the governance, risk and compliance division of our Information Security team, we operate a formal supplier security assessment program, with a team dedicated to evaluating the cybersecurity risk associated with third party suppliers with whom we have contracted and who we believe may pose a cybersecurity threat to the Company, our customers or our business partners due to the type of services they provide and/or confidential information they may be handling. This team assesses the security posture of the supplier, as well as the security of the systems and services provided. In addition, the team works closely with our procurement and legal teams to help ensure that appropriate security requirements are included in our contractual arrangements with the suppliers. The team conducts an assessment both at the outset of the engagement of a new supplier, and then periodically thereafter, based on assigned risk levels, as well as in the event of any new services or changes to the engagement. The Information Security team’s process for conducting periodic security reviews of third parties is a component of our operational risk management team’s broader periodic review of third parties.

Risks from Cybersecurity Threats

Although our computer systems and the computer systems of third parties on which we rely have in the past been, and will likely in the future be, subject to or targets of unauthorized or fraudulent access, to date the Company, including our business strategy, results of operations or financial condition, has not been materially affected by a cybersecurity breach. There are risks from cybersecurity threats that if they were to occur could materially affect the Company, including its business strategy, results of operations or financial condition, as discussed in “Item 1A. Risk Factors – Operational Matters – Our information systems or the information systems of third parties on which we rely may experience interruptions, breaches in security and/or a failure of disaster recovery systems that could result in a loss or disclosure of confidential information, damage to our reputation, impairment of our ability to conduct business effectively and increased expenses” and ‘Item 1A. Risk Factors – Legislative, Regulatory and Tax – Compliance with existing and emerging privacy laws and regulations could result in increased compliance costs and/or lead to changes in business practices and policies, and any failure to protect the confidentiality of personal information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.”

Governance

The Company’s Board of Directors is responsible for regular oversight of the Company’s overall risk management process. The Board reviews the most significant risks the Company faces and the manner in which our executives manage these risks. The Board has also delegated certain of its risk oversight efforts to its committees. Oversight of cybersecurity risk has been delegated to the Audit Committee of the Board of Directors.

The Company’s senior management is primarily responsible for establishing policies and procedures designed to identify, assess and manage the Company’s significant risks, with our Chief Information Security Officer (“CISO”) having primary responsibility with respect to material risks from cybersecurity threats. We also have a Corporate Enterprise Risk and Capital Committee, made up of members of senior management and the Company’s Chief Risk Officer, which provides oversight of our enterprise-wide risk structure and of our processes to identify, measure, monitor and manage significant risks, including, but not limited to, cybersecurity risk.

The Information Security organization is led by our CISO. The head of each of the four divisions of our Information Security team reports directly to the CISO. The CISO reports directly to the Company’s Chief Information Officer and Head of IT (“CIO”), who is a member of the Company’s Senior Management Committee. As a result, all information security personnel report into the CISO, and ultimately the CIO. The CISO also reports indirectly to the Audit Committee of the Board of Directors. Biannually, the CISO reports to the Audit Committee on the cybersecurity risks facing the Company and cybersecurity developments generally. In addition, as discussed above, the Company’s Internal Audit team reports to the Audit Committee the results of its annual security audit focused on cybersecurity risks. The Company’s Chief Compliance Officer reports key Privacy risk indicators and statistics (including those related to cybersecurity risks) to the Audit Committee on a quarterly basis.

Our current CISO has over 20 years of experience in the field of cybersecurity and holds a Certified Information Security Systems Professional designation. The CISO has a staff of more than 100 employees dedicated to protecting the data and systems belonging to the Company, our customers, business partners and consumers.

Item 2. Properties

As of December 31, 2023, LNC and our subsidiaries owned or leased 2.5 million square feet of office and other space. We leased less than 0.1 million square feet of office space in Philadelphia, Pennsylvania, which includes space for LFN. We leased 0.2 million square feet of office space in Radnor, Pennsylvania, for our corporate center and for LFD. We leased 0.6 million square feet of office space in Fort Wayne, Indiana, primarily for our Annuities and Retirement Plan Services segments. We owned 0.8 million square feet of office space in Greensboro, North Carolina, primarily for our Life Insurance segment. We owned or leased 0.3 million square feet of office space in Omaha, Nebraska, 0.2 million square feet of office space in Atlanta, Georgia, and 0.1 million square feet in Dover, New Hampshire, primarily for our Group Protection segment. An additional 0.3 million square feet of office space is leased in other U.S. cities for branch offices. This discussion regarding properties does not include information on field offices and investment properties.

Item 3. Legal Proceedings

For information regarding legal proceedings, see “Regulatory and Litigation Matters” in Note 13, which is incorporated herein by reference.

Item 4.  Mine Safety Disclosures

Not applicable.

Information About our Executive Officers

Our Executive Officers as of February 16, 2024, were as follows:

Name	Age (1)	Position with LNC and Business Experience During the Past Five Years

Ellen G. Cooper	59
President, Chief Executive Officer and Director (since May 2022). Until May 2022, Executive Vice President (since August 2012), Head of Enterprise Risk (since 2019) and Head of Annuity Solutions Group (since March 2021). Chief Investment Officer (August 2012 - November 2021).

Craig T. Beazer	56
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

Jayson R. Bronchetti	44
Executive Vice President (since May 2022), Chief Investment Officer (since November 2021) and Head of Hedging (since May 2023) and Sustainability (since May 2022), and President, Lincoln Investment Advisors Corporation(2) (since March 2016). Head of Risk (May 2022 - May 2023). Head of Corporate Fixed Income (February 2020 - November 2021). Managing Director, Head of Manager Selection & Research (July 2015 - March 2016).

Matthew Grove	48
Executive Vice President and President of Retail Solutions (since July 2022). Chief Executive Officer and President (January 2021 - July 2022), Resolution Life USA, a global life insurance company. Co-Chief Operating Officer and Executive Vice President (2017 - 2020), New York Life Insurance Company.

John C. Kennedy	57
Executive Vice President (since March 2021) and Chief Distribution and Brand Officer (assuming the role of head of distribution in March 2021 and the role of head of brand in March 2022), and President, LFD(2) (since March 2021). Senior Vice President and Head of Retirement Solutions Distribution for LFD (September 2009 - March 2021).

Christopher Neczypor	43
Executive Vice President and Chief Financial Officer (since February 2023). Until February 2023, Executive Vice President and Chief Strategy Officer (since November 2021). Senior Vice President and Head of Alternatives, Structured Credit and Investment Strategy (2020 - November 2021). Senior Vice President and Head of Investment Risk and Strategy (April 2018 - 2020).

Andrew D. Rallis	61	Executive Vice President and Chief Risk Officer (since May 2023). Executive Vice President and Global Chief Actuary (July 2012 - May 2023), MetLife, Inc.

James Reid	57
Executive Vice President and President, Workplace Solutions (since August 2022). President and Chief Executive Officer (April 2021 - August 2022), Versant Health, a managed vision care company. Executive Vice President and Head of Global Employee Benefits (January 2016 - March 2021), MetLife, Inc.

Kenneth S. Solon	63
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

Sean N. Woodroffe	60
Executive Vice President and Chief People, Culture and Communications Officer (since May 2023). Senior Executive Vice President and Chief People Officer (March 2018 - April 2023), TIAA, a financial service provider. Senior Vice President and Head of HR, Client Services & Technology (July 2017 - February 2018), TIAA.

(1)    Age shown is based on the officer’s age as of February 16, 2024.
(2)    Denotes an affiliate of LNC.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)    Stock Market and Dividend Information

Our common stock is traded on the New York stock exchange under the symbol LNC. As of February 16, 2024, the number of shareholders of record of our common stock was 5,260. The dividend on our common stock is declared each quarter by our Board of Directors if we are eligible to pay dividends and the Board determines that we will pay dividends. In determining dividends, the Board takes into consideration items such as our financial condition, including current and expected earnings, projected cash flows and anticipated financing needs. For potential restrictions on our ability to pay dividends, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Restrictions on Subsidiaries’ Dividends” and Note 19 in the accompanying notes to the consolidated financial statements presented in “Item 8. Financial Statements and Supplementary Data.”

For information on securities authorized for issuance under equity compensation plans, see “Part III – Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Securities Authorized for Issuance Under Equity Compensation Plans,” which is incorporated herein by reference.

(b)    Not Applicable

(c)    Issuer Purchases of Equity Securities

The following summarizes purchases of equity securities by the issuer during the quarter ended December 31, 2023 (dollars in millions, except per share data):

			(c) Total Number	(d) Approximate Dollar
	(a) Total		of Shares	Value of Shares
	Number	(b) Average	Purchased as Part of	that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs (2)	Plans or Programs (2)
10/1/23 – 10/31/23	–	$–	–	$714

11/1/23 – 11/30/23	–	–	–	714

12/1/23 – 12/31/23	–	–	–	714

(1) Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes. For the quarter ended December 31, 2023, there were no shares purchased as part of publicly announced plans or programs.
(2) On November 10, 2021, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.5 billion. As of December 31, 2023, our remaining security repurchase authorization was $714 million. The security repurchase authorization does not have an expiration date. The amount and timing of share repurchases depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital. Our stock repurchases may be effected from time to time through open market purchases or in privately negotiated transactions and may be made pursuant to an accelerated share repurchase agreement or Rule 10b5-1 plan.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of December 31, 2023, compared with December 31, 2022, and the results of operations in 2023 compared to 2022 of Lincoln National Corporation and its consolidated subsidiaries. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K/A for the year ended December 31, 2022, as updated by our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 22, 2023. Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.

The MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Item 8. Financial Statements and Supplementary Data,” as well as “Part I – Item 1A. Risk Factors” above.

On January 1, 2023, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts and related amendments (“ASU 2018-12”) with a transition date of January 1, 2021. ASU 2018-12 updated accounting and reporting requirements for long-duration contracts and certain investment contracts issued by insurance entities. We adopted ASU 2018-12 under the modified retrospective approach, except for market risk benefits (“MRBs”) for which we applied the full retrospective approach. Our consolidated financial statements are presented under the new guidance for reporting periods beginning January 1, 2021. For more information, see Note 3.

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
•The impact of regulations adopted by the SEC, the Department of Labor or other federal or state regulators or self-regulatory organizations that could adversely affect our distribution model and sales of our products and result in additional disclosure and other requirements related to the sale and delivery of our products;
•The impact of new and emerging rules, laws and regulations relating to privacy, cybersecurity and artificial intelligence that may lead to increased compliance costs, reputation risk and/or changes in business practices;
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
•Rapidly increasing or sustained high interest rates that may negatively affect our profitability, value of our investment portfolio and capital position and may cause policyholders to surrender annuity and life insurance policies, thereby causing realized investment losses;
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
•A decline or continued volatility in the equity markets causing a reduction in the sales of our subsidiaries’ products; a reduction of asset-based fees that our subsidiaries charge on various investment and insurance products; and an increase in liabilities related to guaranteed benefit riders, which are accounted for as MRBs, of our subsidiaries’ variable annuity products;
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
•The effect of acquisitions and divestitures, including the inability to realize the anticipated benefits of acquisitions and dispositions of businesses and potential operating difficulties and unforeseen liabilities relating thereto, as well as the effect of restructurings, product withdrawals and other unusual items;
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

Further, it is not possible to assess the effect of all risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, we disclaim any obligation to correct or update any forward-looking statements to reflect events or circumstances that occur after the date of this report.

INTRODUCTION

Executive Summary

We are a holding company that operates multiple insurance and retirement businesses through subsidiary companies. We sell a wide range of wealth accumulation, wealth protection, group protection and retirement income products and solutions through our four business segments:

•Annuities;
•Life Insurance;
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

Interest Rate Environment

Throughout 2023, the Federal Reserve continued to reiterate its commitment to implement and maintain policy as needed to achieve a return to its target level inflation over the longer run. To support this goal, the Federal Reserve increased the federal funds rate target range by 100 basis points during 2023. In January 2024, the Federal Reserve announced it would maintain the current federal funds target range of 5.25% to 5.50% for the time-being and stated that while the policy rate is likely at its peak for this tightening cycle, it does not expect it will be appropriate to reduce the federal funds target range until it has greater confidence that inflation is moving sustainably toward 2.0%. As interest rates were rising, which improves the yield on our new money and floating rate investments, we continued to be proactive in our investment strategies, product designs, crediting rate strategies, expense management actions and overall asset-liability practices to mitigate the risk of unfavorable consequences in this interest rate environment. As a result of the higher interest rate environment, sales of fixed annuities, fixed-indexed annuities and registered index-linked annuities (“RILA”) products increased across the industry. Due to inflationary concerns and the higher interest rate environment, life insurance industry sales slowed in 2023. If the higher interest rate environment persists into 2024, these industry sales trends may continue in 2024.

We have provided disclosures around risks related to changes in interest rates in “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements,” “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals,” “Summary of Critical Accounting Estimates – Annual Assumption Review – Long-Term New Money Investment Yield Sensitivity” below and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

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

Significant Operational Matters

Throughout 2023, we executed against our strategic priorities of strengthening our balance sheet, improving free cash flow and focusing on profitable growth. Notable actions in 2023 include the following:

•In November 2023, we closed our reinsurance agreements with Fortitude Reinsurance Company Ltd. (“Fortitude Re”), with an effective date of October 1, 2023;
•In December 2023, we announced we had entered into an agreement to sell our wealth management business operated through Lincoln Financial Network (“LFN”), which is expected to close in the first half of 2024. We anticipate that the capital benefit from this transaction will be used to improve our statutory capital position and reduce our leverage ratio; and
•We did not repurchase any shares of common stock under our buyback program during 2023.

For additional information on the Fortitude Re reinsurance agreements, see Notes 4 and 8. For additional information on the planned sale of our wealth management business, see “Results of Annuities” below and Note 1. For information on risks related to capital, see “Part I – Item 1A. Risk Factors – Liquidity and Capital Position.” For information on the risks related to acquisitions and dispositions, see “Part I – Item 1A. Risk Factors – Operational Matters – Acquisitions and dispositions of businesses may not produce anticipated benefits and could result in operating difficulties, unforeseen liabilities or asset impairments, which may adversely affect our operating results and financial condition.”

We continue to focus on the following actions in 2024:

•Growing our industry-leading wholesale distribution through Lincoln Financial Distributors, which distributes our annuities and life insurance products as well as our retirement plan products and services through financial professionals, broker-dealers and other financial services intermediaries;
•Making investments in our businesses and product enhancements to grow revenues, drive margin and reduce costs;
•Shifting our new business to a more capital-efficient mix with higher risk-adjusted returns;
•Exploring reinsurance and other strategies to maximize the value of our businesses;
•Improving the profitability of our Group Protection business through strategic pricing actions and repositioning our business through new market segment strategies as part of our longer-term margin expansion initiatives; and
•Focusing on expense discipline and managing our expenses aggressively. In February 2024, we reduced our workforce by approximately 5% to streamline our organizational structure, improve operational efficiency and reduce expenses. While we expect that this action will ultimately create expense efficiencies, we will incur workforce reduction expenses during the first half of 2024 that will be reported within Other Operations.

Summary of Critical Accounting Estimates

We have identified the accounting estimates below as critical to the understanding of our results of operations and our financial condition. In applying these critical accounting estimates in preparing our financial statements, management must use critical assumptions, estimates and judgments concerning future results or other developments, including the likelihood, timing or amount of one or more future events. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our assumptions, estimates and judgments based upon historical experience and various other information that we believe to be reasonable under the circumstances. For a detailed discussion of significant accounting policies, see Note 1.

Investments

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

The following summarizes investments on the Consolidated Balance Sheets carried at fair value by pricing source and fair value hierarchy level (in millions) as of December 31, 2023:

	Quoted
	Prices
	in Active
	Markets for		Significant	Significant
	Identical		Observable	Unobservable
	Assets		Inputs	Inputs		Total
	(Level 1)		(Level 2)	(Level 3)		Fair Value
Priced by third-party pricing services	$421		$75,660	$147		$76,228
Priced by independent broker quotations	–	–	–	4,335	–	4,335
Priced by matrices	–	–	17,256	–		17,256
Priced by other methods (1)	–	–	–	223	–	223
Total	$421		$92,916	$4,705		$98,042

Percent of total	0%		95%	5%		100%

(1) Represents primarily securities for which pricing models were used to compute fair value.

For the categories and associated fair value of our fixed maturity AFS securities classified within Level 3 of the fair value hierarchy as of December 31, 2023 and 2022, see Notes 1 and 15.

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

When the volume and level of activity for an asset or liability has significantly decreased in relation to normal market activity for the asset or liability, we believe that the market is not active. Activities that may indicate a market is not active include fewer recent transactions in the market, price quotations that lack current information and/or vary substantially over time or among market makers, limited public information, uncorrelated indexes with recent fair values of assets and abnormally wide bid-ask spread. As of December 31, 2023, we evaluated the markets that our securities trade in and concluded that none were inactive. We will continue to re-evaluate this conclusion, as needed, based on market conditions.

We use unobservable inputs to measure the fair value of securities trading in less liquid or illiquid markets with limited or no pricing information. We obtain broker quotes for securities such as synthetic convertibles, index-linked certificates of deposit and collateralized debt obligations when sufficient security structure or other market information is not available to produce an evaluation. For broker-quoted only securities, non-binding quotes from market makers or broker-dealers are obtained from sources recognized as market participants. Broker-quoted securities are based solely on receipt of updated quotes from a single market maker or a broker-dealer recognized as a market participant. Our broker-quoted only securities are generally classified as Level 3 of the fair value hierarchy. As of December 31, 2023, we used broker quotes for 14 securities as our final price source, representing less than 1% of total securities owned.

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

Our additional liabilities for other insurance benefits reflect an assumption for an expected level of credit-related investment losses. When actual credit-related investment losses are realized, we recognize a true-up to our additional liabilities reserve. These actual to expected adjustments would be reported in benefits on the Consolidated Statements of Comprehensive Income (Loss).

Derivatives

Derivatives are primarily used for hedging purposes. We hedge certain portions of our exposure to interest rate risk, foreign currency exchange risk, equity market risk, basis risk, commodity risk and credit risk by entering into derivative transactions. We also purchase and issue financial instruments that contain embedded derivative instruments. See “Policyholder Account Balances” below for information on embedded derivatives. Assessing the effectiveness of hedging and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates.

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

Liability for Future Policy Benefits

Liability for future policy benefits (“LFPB”) represents the reserve amounts associated with non-participating traditional life insurance contracts and limited payment life-contingent annuity contracts that are calculated to meet the various policy and contract obligations as they mature. Establishing adequate reserves for our obligations to policyholders requires assumptions to be made that are intended to represent an estimation of experience for the period that policy benefits are payable. If actual experience is better than or equal to the assumptions, then reserves should be adequate to provide for future benefits and expenses. If experience is worse than the assumptions, additional reserves may be required. Significant assumptions include mortality rates, morbidity and policyholder behavior (e.g., persistency) and withdrawals. During the third quarter of each year, we conduct our comprehensive review of the actuarial assumptions to best estimate future premium and benefit cash flows (“cash flow assumptions”) and projection models used in estimating these liabilities and update these assumptions as needed (excluding the claims settlement expense assumption that is locked-in at inception) in the calculation of the net premium ratio. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update. See “Annual Assumption Review” below for more information. In measuring our LFPB, we establish cohorts, which are groupings of long-duration contracts. On a quarterly basis, we retrospectively update the net premium ratio at the cohort level for actual experience. For all contract cohorts issued after January 1, 2021, interest is accrued on LFPB at the single-A interest rate on the contract cohort inception date. For contract cohorts issued prior to January 1, 2021, interest remains accruing at the original discount rate in effect on the contract cohort inception date due to the modified retrospective transition method. We also remeasure the LFPB using the single-A interest rate as of the end of each reporting period.

Liability for Future Claims

Future contract benefits include reserves for long-term life and disability claims associated with our Group Protection segment. These reserves use actuarial assumptions primarily based on claim termination rates, offsets for other insurance including social security and long-term disability incidence and severity assumptions. Such cash flow assumptions are subject to the comprehensive review process discussed above. We remeasure the liability for future claims using a single-A interest rate as of the end of each reporting period. See “Annual Assumption Review” below for more information.

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

For additional information on future contract benefits, see Note 13.

Market Risk Benefits

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

We issue variable and fixed annuity contracts that may include various types of guaranteed living benefit (“GLB”) and guaranteed death benefit (“GDB”) riders that we have accounted for as MRBs. For contracts that contain multiple riders that qualify as MRBs, the MRBs are valued on a combined basis using an integrated model. We have entered into reinsurance agreements to cede certain GLB and GDB riders where the reinsurance agreements themselves are accounted for as MRBs or contain MRBs. We therefore record ceded MRB assets and ceded MRB liabilities associated with these reinsurance agreements. We report ceded MRBs associated with these reinsurance agreements in other assets or other liabilities on the Consolidated Balance Sheets.

Net amount at risk (“NAR”) represents the amount of GLB or GDB in excess of a policyholder’s account balance at the balance sheet date. Underperforming markets increase our exposure to potential benefits with the GLB and GDB riders. A contract with a GDB rider is “in the money” if the policyholder’s account balance falls below the GDB. As of December 31, 2023 and 2022, 15% and 26%, respectively, of all in-force contracts with a GDB rider were “in the money.” A contract with a GLB rider is “in the money” if the policyholder’s account balance falls below the present value of GLB payments, assuming no full surrenders. As of December 31, 2023 and 2022, 21% and 37%, respectively, of all in-force contracts with a GLB rider were “in the money.” However, the only way the policyholder can realize the excess of the present value of benefits over the account balance of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount. If, after the series of withdrawals or income payments, the account balance is exhausted, the policyholder will continue to receive a series of annuity payments. The account balance can also fluctuate with market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account balance.

Many policyholders have both a GLB and GDB present on the same policy. The total NAR represents the greater of GLB NAR and GDB NAR for each policy as only one benefit can be exercised in practice. Details underlying the NAR, net of reinsurance, (in millions) were as follows:

	Annuities		Retirement Plan Services
	As of December 31,		As of December 31,
	2023	2022	2023	2022
GLB NAR	$1,805	$3,261	$1	$3
GDB NAR	1,491	5,077	3	13
Total NAR	3,143	7,975	4	15

Change in the fair value of MRB assets and liabilities is reported in market risk benefit gain (loss) in the Consolidated Statements of Comprehensive Income (Loss), except for the portion attributable to the change in non-performance risk, which is recognized in other comprehensive income (loss) (“OCI”). Change in the fair value of ceded MRB assets and liabilities, including the changes in our counterparties’ non-performance risks, is reported in market risk benefit gain (loss) in the Consolidated Statements of Comprehensive Income (Loss).

MRBs are valued based on a stochastic projection of risk-neutral scenarios that incorporate a spread reflecting our non-performance risk. Ceded MRBs are valued based on a stochastic projection of risk-neutral scenarios that incorporate a spread reflecting our counterparties’ non-performance risk. The scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant and include assumptions for capital markets, lapse, benefit utilization, mortality, risk margin and administrative expenses. These assumptions are based on a combination of historical data and actuarial judgments. The assumption for our own non-performance risk and our counterparties’ non-performance risk for MRBs and ceded MRBs, respectively, are determined at each valuation date and reflect our risk and our counterparties’ risks of not fulfilling the obligations of the underlying liability. The spread for the non-performance risk is added to the discount rates used in determining the fair value from the net cash flows. We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop, we will continue to reassess our assumptions. During the third quarter of each year, we conduct our comprehensive review of the assumptions used in calculating the fair value of these MRBs and update these assumptions on a prospective basis as needed. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update. For information on fair value inputs, see Note 15. See “Annual Assumption Review” below for more information.

For illustrative purposes, the following presents hypothetical effects to MRBs attributable to changes to key assumptions / inputs, assuming all other factors remain constant:

		Hypothetical	Hypothetical
		Effect	Effect
Assumption / Input	Actual Experience	to MRB Liability	to Net Income	Description of Assumption / Input

Equity market return	Increase / (Decrease)	(Decrease) / Increase	Increase / (Decrease)	Equity market return input represents impact based on movements in equity markets.

Interest rate	Higher / Lower	(Decrease) / Increase	Increase / (Decrease)	Interest rate input represents impact based on movements in interest rates and impact to fixed-income assets.

Volatility	Increase / (Decrease)	Increase / (Decrease)	(Decrease) / Increase	Volatility assumption represents overall volatilities assumed for the underlying variable annuity funds, which include a mixture of equity and fixed-income assets. Volatility assumptions vary by fund due to the benchmarking of difference indices.

Mortality	Increase / (Decrease)	(Decrease) / Increase	Increase / (Decrease)	Mortality represents the estimated probability of when an individual belonging to a particular group, categorized according to age or some other factor such as gender, will die.

Mortality contracts with only GDB rider	Increase / (Decrease)	Increase / (Decrease)	(Decrease) / Increase	Mortality represents the estimated probability of when an individual belonging to a particular group, categorized according to age or some other factor such as gender, will die.

Lapse	Higher / Lower	(Decrease) / Increase	Increase / (Decrease)	Lapse assumption represents the estimated probability of a contract surrendering during a year, thereby forgoing any future benefits.

Benefit utilization	Higher / Lower	Increase / (Decrease)	(Decrease) / Increase	Benefit utilization assumption of guaranteed withdrawals represents the estimated percentage of policyholders that utilize the guaranteed withdrawal feature.

We use derivative instruments to hedge our exposure to selected risk caused by changes in equity markets and interest rates associated with GLB and GDB riders that are available in our variable annuity products and accounted for as MRBs. Effective January 1, 2023, we revised our hedge program, which continues to focus on generating sufficient income to fund future claims with a goal of maximizing distributable earnings and explicitly protecting capital. We utilize options and total return swaps on U.S.-based equity indices, and futures on U.S.-based and international equity indices, as well as interest rate futures, interest rate swaps and currency futures. For additional information on our derivatives, see Note 6.

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

The following table presents our after-tax estimates of the potential instantaneous effect to net income (loss) that could result from sudden changes that may occur in equity markets and interest rates (in millions) and excludes the net cost of operating the hedge program. The amounts represent the difference between the change in GLB and GDB riders and the change in the fair value of the underlying hedge instruments. These estimates are based upon the balance as of December 31, 2023, net of reinsurance, and the related hedge instruments in place as of that date.

The effects presented in the table below are not representative of the aggregate impacts that could result if a combination of such changes to equity market returns and interest rates occurred.

	In-Force Sensitivities
Equity Market Return	-10%	+10%
Hypothetical effect to net income	$(775)	$600
Interest Rates	-25 bps	+25 bps
Hypothetical effect to net income	(500)	450

The actual effects of the results illustrated in the table above could vary significantly depending on a variety of factors, many of which are out of our control, and consideration should be given to the following:

•The analysis is only valid as of December 31, 2023, due to changing market conditions, policyholder activity, hedge positions and other factors;
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

For additional information on MRBs, see Note 10.

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

Our indexed annuity and IUL contracts permit the holder to elect a fixed interest rate return or a return where interest credited to the contracts is linked to the performance of the S&P 500® Index or other indices. The value of the variable portion of the policyholder’s account balance varies with the performance of the underlying variable funds chosen by the policyholder. Policyholders may elect to rebalance among the various accounts within the product at renewal dates. At the end of each indexed term, which can be up to six years, we have the opportunity to re-price the indexed component by establishing different participation rates, caps, spreads or specified rates, subject to contractual guarantees. We purchase and sell index options that are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options held generally offsets the change in value of the embedded derivative within the contract, both of which are recorded as a component of realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). The Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC require that we calculate fair values of index options we may purchase or sell in the future to hedge policyholder index allocations in future reset periods. These fair values represent an estimate of the cost of the options we will purchase or sell in the future, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. Changes in the fair values of these liabilities are included as a component of realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). For more information on indexed product net derivative results, see Note 21.

For additional information on the liability for policyholder account balances, see Note 12.

Reinsurance Recoverables

Reinsurance recoverables are generally measured and recognized consistent with the assumptions and methodologies used to project the future performance of the underlying direct business as discussed in the “Future Contract Benefits” and “Policyholder Account Balances” sections above. During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models and update assumptions as needed. See “Annual Assumption Review” below for more information. In addition, we consider the potential impact of counterparty credit risks related to the reinsurance recoverable by estimating an allowance for credit losses using a probability of loss model approach to estimate expected credit losses for reinsurance recoverables. For additional information on our allowance for credit losses on reinsurance-related assets, see Note 8.

Annual Assumption Review

During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models used in estimating MRBs, our reserves and embedded derivatives. For more information on our comprehensive review, see Note 1. Details underlying the effect to net income (loss) from our annual assumption review (in millions) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Income (loss) from operations:
Annuities	$1	$1	$(1)
Life Insurance	(156)	(2,107)	127
Group Protection	24	(12)	24
Retirement Plan Services	–	–	–
Excluded from income (loss) from operations	(36)	74	(241)
Net income (loss)	$(167)	$(2,044)	$(91)

The impacts of our annual assumption review were driven primarily by the following:

2023

•For Life Insurance, the unfavorable impact was driven by updates to policyholder lapse behavior and mortality assumptions, partially offset by the favorable impact of a 50-basis-point increase in our long-term new money investment yield assumption.
•For Group Protection, the favorable impact was driven by updates to long-term disability and life waiver claim termination rate assumptions, partially offset by the unfavorable impact due to updates to long-term disability social security offset assumptions.
•For excluded from income (loss) from operations, the unfavorable impact, related to net annuity product features, was driven by updates to mortality and policyholder lapse behavior assumptions and other items, partially offset by a favorable impact from updates to volatility and policyholder GLB utilization behavior assumptions.

2022

•For Life Insurance, the unfavorable impact was driven by updates to policyholder lapse behavior assumptions related to UL products with secondary guarantees in the amount of $1.9 billion, after-tax, as well as updates to mortality and morbidity assumptions and other items.
•For Group Protection, the unfavorable impact was driven by updates to long-term disability incidence and severity assumptions, partially offset by the favorable impact of updates to life waiver termination assumptions.
•For excluded from income (loss) from operations, the favorable impact, related to net annuity product features, was driven by updates to policyholder benefit utilization behavior and fund mapping and volatility assumptions, partially offset by an unfavorable impact from updates to policyholder lapse behavior assumptions related to UL products with secondary guarantees that impacted ceded reserves.

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

For the purposes of the evaluation of the carrying value of goodwill, our reporting units correspond with our reporting segments.

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

As of October 1, 2023, we performed our annual quantitative goodwill impairment test for our reporting units (Annuities, Group Protection and Retirement Plan Services), and, as of such date, the fair value was in excess of the carrying value for each such reporting unit.

In the third quarter of 2022, as a result of the capital market environment, including (i) declining equity markets and (ii) the impact of rising interest rates on our discount rate assumption, we accelerated our quantitative goodwill impairment test for our Life Insurance reporting unit as we concluded that there were indicators of impairment. Based on this quantitative test, which included updating our best estimate assumptions therein, we incurred an impairment during the third quarter of 2022 of the Life Insurance reporting unit goodwill of $634 million, which represented the write-off of the entire balance of goodwill for the reporting unit.

As of October 1, 2022, we performed our annual quantitative goodwill impairment test for the remaining reporting units, and, as of October 1, 2022, the fair value was in excess of each such other reporting unit’s carrying value.

For more information on goodwill and specifically identifiable intangible assets by segment, see Notes 1 and 9.

Income Taxes

Management uses certain assumptions and estimates in determining the income taxes payable or refundable for the current year, the deferred income tax assets and liabilities for items recognized differently in its financial statements from amounts shown on its income tax returns and the federal income tax expense. Determining these amounts requires analysis and interpretation of current tax laws and regulations. Management exercises judgment in evaluating the amount and timing of recognition of the resulting income tax assets and liabilities. These judgments and estimates are re-evaluated on a continual basis as regulatory and business factors change. Legislative changes to the Internal Revenue Code of 1986, as amended, modifications or new regulations, administrative rulings, or court decisions could increase or decrease our effective tax rate.

In August 2022, the Inflation Reduction Act of 2022 was passed by the U.S. Congress and signed into law by President Biden. The Inflation Reduction Act of 2022 established a new 15% corporate alternative minimum tax for corporations whose average adjusted net income for any consecutive three-year period beginning after December 31, 2022, exceeds $1.0 billion. The Inflation Reduction Act of 2022 also established a 1% excise tax on stock repurchases made by publicly traded corporations. Both provisions became effective for tax years beginning after December 31, 2022. We determined that we were not within the scope of the corporate alternative minimum tax for 2023.

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

taxable income in prior carryback years; future reversals of existing temporary differences; the length of time carryovers can be utilized; and any future prudent and feasible tax planning strategies.

As of December 31, 2023, we had an approximate $1.4 billion deferred tax asset related to net unrealized losses on fixed maturity available-for-sale (“AFS”) securities. In the assessment of the future realizability of this deferred tax asset, management concluded that its tax planning strategy to hold these securities to recovery was prudent and feasible as these unrealized losses were caused by factors other than credit loss, and we have the intent and ability to hold these securities to recovery and collect all of the contractual cash flows. As of December 31, 2023, we had an approximate $441 million deferred tax asset related to the portfolio of investments sold in the Fortitude Re reinsurance transaction. See Notes 4 and 8 for additional information. In the assessment of the future realizability of this deferred tax asset, management considered future tax planning strategies, including sales of certain appreciated fixed maturity securities, sales of certain corporate assets and other investment management strategies. Such tax planning strategies are viewed by management as prudent and feasible, and one or a combination of these strategies may be implemented if necessary to realize the deferred tax asset.

We may experience an increased likelihood of recording a valuation allowance in the future based on the following factors:

•Adverse global capital and credit market conditions that may impact the value of appreciated securities and the sale of certain corporate assets; and
•Legislative, regulatory or tax changes that may impact the sale of certain corporate assets.

Additionally, as of December 31, 2023, we had a $87 million deferred tax asset related to net operating losses, a $131 million deferred tax asset related to federal income tax credits and a $93 million deferred tax asset related to capital losses generated from the Fortitude Re reinsurance transaction. These deferred tax assets can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. The net operating losses do not expire and can be carried forward indefinitely. The federal income tax credits expire in 10 years. The capital losses can be carried back three years and carried forward five years.

Although realization is not assured, management believes it is more likely than not that the deferred tax assets, will be realized.

For risks related to establishing a valuation allowance against our deferred tax assets, see “Part I – Item1A. Risk Factors – Assumptions and Estimates – We may be required to recognize an impairment of our goodwill or to establish a valuation allowance against our deferred tax assets.”
For additional information on income taxes, see Note 23.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Net Income (Loss)
Income (loss) from operations:
Annuities	$1,073	$1,161	$1,337
Life Insurance	(159)	(2,094)	487
Group Protection	299	41	(164)
Retirement Plan Services	171	211	248
Other Operations	(411)	(486)	(371)
Net annuity product features, after-tax	52	3,266	1,600
Net life insurance product features, after-tax	(310)	21	(1)
Credit loss-related adjustments, after-tax	(63)	(103)	87
Investment gains (losses), after-tax	(744)	16	519
Changes in the fair value of reinsurance-related embedded derivatives, trading securities and certain mortgage loans, after-tax (1)	(633)	(41)	53
Impairment of intangibles	–	(634)	–
Transaction and integration costs related to mergers,
acquisitions and divestitures, after-tax	(27)	–	(11)
Gain (loss) on modification or early extinguishment
of debt, after-tax	–	–	(6)
Net income (loss)	$(752)	$1,358	$3,778

(1) The coinsurance with funds withheld investment portfolio includes fixed maturity securities classified as AFS with changes in fair value recorded in OCI. Since the corresponding and offsetting changes in fair value of the embedded derivative related to the coinsurance with funds withheld investment portfolio are recorded in realized gain (loss), volatility can occur within net income (loss). See Note 8 for more information.

Comparison of 2023 to 2022

Net income decreased due primarily to the following:

•Lower gain in net annuity product features driven by unfavorable changes in the fair value of GLB and GDB hedge instruments in 2023 compared to favorable changes in 2022 attributable to the impact of capital markets and lower gain in MRB-related impacts due to the impact of capital markets.
•Higher investment losses driven by losses on fixed maturity AFS securities as part of the Fortitude Re reinsurance transaction.
•Higher unfavorable changes in the fair value of reinsurance-related embedded derivatives, trading securities and certain mortgage loans driven by the fair value of the embedded derivative related to the Fortitude Re reinsurance transaction.
•Loss in net life insurance product features in 2023 compared to gain in 2022 driven by mark-to-market losses on hedges associated with VUL products.
•Higher compensation-related expenses and other costs pertaining to business operations.
•Transaction costs pertaining to the Fortitude Re reinsurance transaction and the planned sale of our wealth management business.

The decrease in net income was partially offset by the following:

•Less unfavorable impact from our annual assumption review.
•Goodwill impairment in 2022 in our Life Insurance segment.
•Lower total loss ratio in our Group Protection segment.
•Higher investment income on alternative investments, partially offset by lower prepayment and bond make-whole premiums.

Additional Information

In November 2023, we closed our reinsurance agreements with Fortitude Re, with an effective date of October 1, 2023. For more information on the Fortitude Re reinsurance transaction, see Notes 4 and 8.

In December 2023, we announced we had entered into an agreement to sell our wealth management business operated through LFN. For additional information, see “Introduction – Executive Summary – Significant Operational Matters – Protect and Rebuild Statutory Capital” above, “Results of Annuities” below and Note 1.

See “Summary of Critical Accounting Estimates – Annual Assumption Review” above for information on the impacts from our annual assumption review.

For a discussion of the 2022 goodwill impairment, see “Introduction – Summary of Critical Accounting Estimates – Goodwill” above.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Operating Revenues
Insurance premiums (1)	$(1,584)	$165	$116
Fee income	2,196	2,347	2,622
Net investment income	1,734	1,463	1,400
Amortization of deferred gain (loss) on business sold
through reinsurance	31	25	26
Other revenues (2)	625	482	527
Total operating revenues	3,002	4,482	4,691
Operating Expenses
Benefits (1)	(1,506)	251	203
Interest credited	1,252	894	809
Policyholder liability remeasurement (gain) loss	2	2	(3)
Commissions and other expenses	2,041	1,989	2,090
Total operating expenses	1,789	3,136	3,099
Income (loss) from operations before taxes	1,213	1,346	1,592
Federal income tax expense (benefit)	140	185	255
Income (loss) from operations	$1,073	$1,161	$1,337

(1) Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include primarily changes in income annuity reserves driven by insurance premiums.
(2) Consists primarily of revenues attributable to broker-dealer services, which are subject to market volatility, and the net settlement related to certain reinsurance transactions, which has a corresponding offset in net investment income and interest credited.

Comparison of 2023 to 2022

Income from operations for this segment decreased due primarily to the following:

•Lower fee income driven by lower average daily variable account balances.
•Lower net investment income, net of interest credited, reflecting lower prepayment and bond make-whole premiums, which more than offset impacts from higher average fixed account balances and improving portfolio yields from the current interest rate environment. The lower net investment income, net of interest credited, was experienced in certain reinsured portfolios that have a corresponding increase in other revenues.
•Higher commissions and other expenses driven by higher compensation-related expenses and other costs pertaining to business operations.

The decrease in income from operations was partially offset by lower federal income tax expense due to a more favorable tax return true-up driven by the separate account dividends-received deduction.

Additional Information

Effective October 1, 2023, we entered into a reinsurance agreement with Fortitude Re to reinsure liabilities under certain blocks of in-force fixed annuities. We expect an ongoing reduction in income (loss) from operations in future quarters of approximately zero to $5 million per quarter as a result of this reinsurance transaction. Insurance premiums and benefits within the table above in 2023 reflect the ceding of in-force life-contingent payout fixed annuities that had no income (loss) from operations impact. See Note 8 for more information on the transaction, which improved our capital position and is expected to be accretive to ongoing free cash flow.

On December 14, 2023, we announced that we had entered into a Stock Purchase Agreement with Osaic, pursuant to which Osaic agreed to acquire all of the ownership interests in the subsidiaries of the Company that comprise the Company’s wealth management business operated through LFN. The transaction is expected to close in the first half of 2024, subject to customary closing conditions, including regulatory approvals.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.

The other component of net flows relates to the retention of new business and account balances. An important measure of retention is the reduction in account balances caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account balances were 9%, 7% and 8% in 2023, 2022 and 2021, respectively. Our outflow rate increase in 2023 was due primarily to an increase in full surrenders as a result of the increased interest rate environment.

Our fixed annuities and RILA have discretionary fixed and indexed crediting rates that reset on an annual or periodic basis and may be subject to surrender charges. Our ability to retain these annuities will be subject to current competitive conditions at the time crediting rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements” and “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.” For information on the interest rate environment, see “Introduction – Executive Summary – Industry Trends – Interest Rate Environment” above.

Fee Income

Details underlying fee income (in millions) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Fee Income
Mortality, expense and other assessments (1)	$2,143	$2,318	$2,609
Surrender charges	45	24	11
DFEL:
Deferrals	(19)	(23)	(27)
Amortization	27	28	29
Total fee income	$2,196	$2,347	$2,622

(1) Presented net of GLB and GDB hedge allowance.

We charge policyholders mortality and expense assessments on variable annuity accounts to cover insurance and administrative expenses. These assessments are a function of the rates priced into the product and the average daily variable account balances. Average daily variable account balances are driven by net flows and variable fund returns. Charges on GLB riders are assessed based on a contractual rate that is applied either to the account balance or the guaranteed amount. We allocate a portion of these fees to support the cost of hedging GLB and GDB riders. For more information, see Note 20. We may collect surrender charges when our fixed and variable annuity policyholders surrender their contracts during the surrender charge period to protect us from premature withdrawals.

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real
estate and other, net of investment expenses	$1,600	$1,305	$1,155
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	2	31	70
Surplus investments (2)	128	127	175
Net investment income pertaining to
broker-dealer services	4	–	–
Total net investment income	1,734	1,463	1,400

Interest Credited
Amount provided to policyholders	1,242	880	794
DSI deferrals	(5)	(2)	(3)
Interest credited before DSI amortization	1,237	878	791
DSI amortization	15	16	18
Total interest credited	$1,252	$894	$809

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

Account Balances

Details underlying account balances (dollars in millions) were as follows:

	As of or For the Years Ended
	December 31,
	2023	2022	2021
Variable Annuity Account Balance Information (1)
Variable annuity deposits	$2,981	$3,370	$5,220
Variable annuity net flows	(7,196)	(5,867)	(6,278)
Variable annuity account balances	113,355	105,573	136,665
Average daily variable annuity account balances	108,473	114,838	133,833
Average daily S&P 500® Index (2)	4,285	4,100	4,269
Fixed Annuity Account Balance Information (3)
Fixed annuity deposits	$9,839	$8,462	$6,519
Fixed annuity net flows	5,169	5,530	3,827
Fixed annuity account balances (4)	39,471	37,165	33,833
Average fixed annuity account balances (4)	39,733	34,754	30,610

(1) Excludes the fixed portion of variable annuities.
(2) We generally use the S&P 500 Index as a benchmark for the performance of our variable account balances. The account balances of our variable annuity contracts are invested by our policyholders in a variety of investment options including, but not limited to, domestic and international equity securities and fixed income, which do not necessarily align with S&P 500 Index performance.
(3) Includes the fixed portion of variable annuities.
(4) Net of reinsurance.

For more information on account balances, see Notes 10 and 11.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Commissions and Other Expenses
Commissions:
Deferrable	$354	$390	$450
Non-deferrable	617	628	688
General and administrative expenses	471	408	439
Expenses associated with reserve financing
and LOC expenses	12	4	2
Taxes, licenses and fees	41	43	53
Total expenses incurred, excluding broker-dealer	1,495	1,473	1,632
DAC deferrals	(411)	(449)	(515)
Total pre-broker-dealer expenses incurred,
excluding amortization	1,084	1,024	1,117
DAC and VOBA amortization:
Amortization	433	430	402
Impact from annual assumption review	(2)	(1)	1
Broker-dealer expenses incurred	526	536	570
Total commissions and other expenses	$2,041	$1,989	$2,090

DAC Deferrals
As a percentage of sales/deposits	3.2%	3.8%	4.4%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Operating Revenues
Insurance premiums (1)	$1,162	$1,146	$1,033
Fee income	3,010	2,995	3,121
Net investment income	2,712	2,587	3,207
Operating realized gain (loss)	(6)	(7)	(7)
Amortization of deferred gain (loss) on business sold
through reinsurance	5	18	12
Other revenues	24	8	21
Total operating revenues	6,907	6,747	7,387
Operating Expenses
Benefits	4,436	4,071	4,136
Interest credited	1,290	1,310	1,457
Policyholder liability remeasurement (gain) loss	147	2,854	(17)
Commissions and other expenses	1,265	1,193	1,214
Total operating expenses	7,138	9,428	6,790
Income (loss) from operations before taxes	(231)	(2,681)	597
Federal income tax expense (benefit)	(72)	(587)	110
Income (loss) from operations	$(159)	$(2,094)	$487

(1) Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

Comparison of 2023 to 2022

Loss from operations for this segment decreased due primarily to the following:

•Lower policyholder liability remeasurement (gain) loss and benefits driven by less unfavorable impacts from the annual assumption review and the impact of the fourth quarter 2023 reinsurance transaction, respectively, partially offset by higher benefits due to growth in reserves.
•Higher net investment income, net of interest credited, driven by higher investment income on alternative investments, partially offset by lower prepayment and bond make-whole premiums and the impact of the fourth quarter 2023 reinsurance transaction.
•Higher fee income driven by growth in business in force, partially offset by the impact of the fourth quarter 2023 reinsurance transaction.

The decrease in loss from operations was partially offset by the following:

•Higher commissions and other expenses due to higher compensation-related expenses and other costs pertaining to business operations.
•Lower amortization of deferred gain (loss) on business sold through reinsurance driven by the deferred loss recognized as part of the fourth quarter 2023 reinsurance transaction.

See “Summary of Critical Accounting Estimates – Annual Assumption Review” above for information on the impacts from our annual assumption review.

For more information on the fourth quarter 2023 reinsurance transaction, see “Additional Information” below.

Additional Information

Effective October 1, 2023, we entered into reinsurance agreements with Fortitude Re to reinsure liabilities under certain blocks of in-force UL with secondary guarantees (“ULSG”) and MoneyGuard®. Due to the timing of when the reinsurance agreements were finalized in mid-November, income (loss) from operations for the fourth quarter of 2023 was unfavorably impacted by approximately $15 million. We expect an ongoing reduction in income (loss) from operations in future quarters of approximately $25 million to $30 million per quarter as a result of this reinsurance transaction. See Note 8 for more information on the transaction, which improved our capital position and is expected to be accretive to ongoing free cash flow.

For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements” and “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.” For information on the current interest rate environment, see “Introduction – Executive Summary – Industry Trends – Interest Rate Environment” above.

Insurance Premiums

Insurance premiums relate to traditional products and are a function of the rates priced into the product and insurance in force. Insurance in force, in turn, is driven by sales, persistency and mortality claims.

Fee Income

Details underlying fee income, sales, net flows, account balances and in-force face amount (in millions) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Fee Income
Cost of insurance assessments	$2,300	$2,258	$2,362
Expense assessments	1,495	1,539	1,525
Surrender charges	32	30	31
DFEL:
Deferrals	(1,075)	(1,061)	(989)
Amortization	258	233	191
Impact from annual assumption review	–	(4)	1
Total fee income	$3,010	$2,995	$3,121

	For the Years Ended December 31,
	2023	2022	2021
Sales by Product
IUL/UL	$119	$135	$104
MoneyGuard®	98	94	101
VUL	132	163	181
Term	100	177	152
Executive Benefits	93	136	122
Total sales	$542	$705	$660

Net Flows
Deposits	$5,385	$5,821	$5,728
Withdrawals and deaths	(1,767)	(1,698)	(1,651)
Net flows	$3,618	$4,123	$4,077

Policyholder Assessments	$5,476	$5,434	$5,322

	As of December 31,
	2023	2022	2021
Account Balances (1)
General account	$21,403	$32,136	$32,618
Separate account	20,088	16,499	19,192
Total account balances	$41,491	$48,635	$51,810

In-Force Face Amount
UL and other	$365,938	$363,884	$362,106
Term insurance	722,620	707,747	611,854
Total in-force face amount	$1,088,558	$1,071,631	$973,960

	For the Years Ended December 31,
	2023	2022	2021
Average General Account Balances (1)	$30,606	$32,284	$36,223

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

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real
estate and other, net of investment expenses	$2,346	$2,366	$2,512
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	6	37	46
Alternative investments (2)	207	48	522
Surplus investments (3)	153	136	127
Total net investment income	$2,712	$2,587	$3,207

Interest Credited	$1,290	$1,310	$1,457

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

Benefits and Policyholder Remeasurement (Gain) Loss

Details underlying benefits and policyholder remeasurement (gain) loss (dollars in millions) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Benefits and Policyholder Remeasurement (Gain) Loss
Death claims direct and assumed	$5,412	$5,440	$5,866
Death claims ceded	(2,097)	(2,110)	(2,325)
Reserves released on death	(622)	(609)	(708)
Net death benefits	2,693	2,721	2,833
Change in secondary guarantee life insurance product
reserves:
Change in reserves	751	688	688
Impact from annual assumption review	172	2,438	(176)
Change in MoneyGuard® reserves:
Change in reserves	524	456	476
Impact from annual assumption review	37	167	17
Change in traditional product reserves:
Change in reserves	202	205	106
Impact from annual assumption review	(11)	62	(3)
Other benefits (1)	215	188	178
Total benefits and policyholder remeasurement
(gain) loss	$4,583	$6,925	$4,119
Death claims per $1,000 of in-force	2.49	2.66	3.05

(1) Includes primarily long-term care claims and life surrender benefits.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Commissions and Other Expenses
Commissions	$571	$698	$639
General and administrative expenses	617	554	575
Expenses associated with reserve financing	102	105	100
Taxes, licenses and fees	150	159	165
Total expenses incurred	1,440	1,516	1,479
DAC and VOBA deferrals	(671)	(805)	(745)
Total expenses recognized before amortization	769	711	734
DAC and VOBA amortization
Amortization	492	482	473
Impact from annual assumption review	–	(4)	3
Other intangible amortization	4	4	4
Total commissions and other expenses	$1,265	$1,193	$1,214

DAC and VOBA Deferrals
As a percentage of sales	123.9%	114.2%	112.9%

Commissions and other expenses that result directly from and are essential to the successful acquisition of new or renewal business are deferred to the extent recoverable. For our interest-sensitive and traditional products, DAC and VOBA are amortized on a constant level basis over the expected term of the related contracts using the groupings and actuarial assumptions consistent with those used for calculating the related policyholder liability balances.

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations
Details underlying the results for Group Protection (in millions) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Operating Revenues
Insurance premiums	$5,014	$4,768	$4,450
Net investment income	339	334	365
Other revenues (1)	210	202	180
Total operating revenues	5,563	5,304	4,995
Operating Expenses
Benefits	4,020	4,034	4,069
Interest credited	5	5	6
Policyholder liability remeasurement (gain) loss	(288)	(103)	(163)
Commissions and other expenses	1,447	1,316	1,291
Total operating expenses	5,184	5,252	5,203
Income (loss) from operations before taxes	379	52	(208)
Federal income tax expense (benefit)	80	11	(44)
Income (loss) from operations	$299	$41	$(164)

(1) Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

	For the Years Ended December 31,
	2023	2022	2021
Income (Loss) from Operations by Product Line
Life	$70	$15	$(256)
Disability	237	27	98
Dental	(8)	(1)	(6)
Income (loss) from operations	$299	$41	$(164)
Comparison of 2023 to 2022

Income from operations for this segment increased due primarily to the following:

•Higher insurance premiums due to growth in business in force.
•Lower total benefits and policyholder liability remeasurement (gain) loss driven by more favorable discount rate impacts on new claims, lower incidence in our disability and life businesses and the impact from our annual assumption review.

The increase in income from operations was partially offset by higher commissions and other expenses driven by higher compensation-related expenses and other costs pertaining to business operations and higher commissions due to growth in business in force.

See “Summary of Critical Accounting Estimates – Annual Assumption Review” above for information on our reserve adjustments.

Additional Information

Management compares trends in actual loss ratios to pricing expectations as group-underwriting risks change over time. We expect normal fluctuations in our total loss ratio, as claims experience is inherently uncertain. For every one percent increase in the total loss ratio, we would expect an annual decrease to income from operations of approximately $38 million to $42 million. The effects are symmetrical for a comparable decrease in the loss ratio and, therefore, move in an equal and opposite direction.

For information on the effects of current interest rates on our long-term disability claim reserves, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity.” For information on the current interest rate environment, see “Introduction – Executive Summary – Industry Trends – Interest Rate Environment” above.

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Insurance Premiums by Product Line
Life	$1,938	$1,808	$1,653
Disability	2,892	2,763	2,569
Dental	184	197	228
Total insurance premiums	$5,014	$4,768	$4,450

Sales by Product Line
Life	333	299	264
Disability	311	337	284
Dental	49	40	38
Total sales	$693	$676	$586

Our cost of insurance and policy administration charges are embedded in the premiums charged to our customers. The premiums are a function of the rates priced into the product and our business in force. Business in force, in turn, is driven by sales and persistency experience.

Sales relate to new policyholders and new coverages sold to existing policyholders. We believe that the trend in sales is an important indicator of development of business in force over time. Sales in the table above are the combined annualized premiums for our products.

Net Investment Income

We use our investment income to offset the earnings effect of the associated build of our reserves, which are a function of our insurance premiums and the yields on our investments. Details underlying net investment income (in millions) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real
estate and other, net of investment expenses	$268	$254	$236
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	1	6	16
Surplus investments (2)	70	74	113
Total net investment income	$339	$334	$365

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

Benefits, Interest Credited and Policyholder Liability Remeasurement (Gain) Loss

Details underlying benefits, interest credited, policyholder liability remeasurement (gain) loss (in millions) and loss ratios by product line were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Benefits, Interest Credited and Policyholder
Liability Remeasurement (Gain) Loss by
Product Line
Life	$1,434	$1,437	$1,630
Disability	2,163	2,354	2,108
Dental	140	145	174
Total benefits, interest credited and policyholder
liability remeasurement (gain) loss	$3,737	$3,936	$3,912

Loss Ratios by Product Line
Life	74.0%	79.5%	98.6%
Disability	74.8%	85.2%	82.0%
Dental	76.1%	73.5%	76.3%
Total	74.5%	82.5%	87.9%

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims. We expect COVID-19-related mortality to continue to follow U.S. death trends. For additional information on our loss ratios, see “Additional Information” above.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Commissions and Other Expenses
Commissions	$446	$394	$361
General and administrative expenses	849	768	731
Taxes, licenses and fees	133	123	120
Total expenses incurred	1,428	1,285	1,212
DAC deferrals	(113)	(99)	(91)
Total expenses recognized before amortization	1,315	1,186	1,121
DAC amortization	100	97	138
Other intangible amortization	32	33	32
Total commissions and other expenses	$1,447	$1,316	$1,291

DAC Deferrals
As a percentage of insurance premiums	2.3%	2.1%	2.0%

Commissions and other expenses that result directly from and are essential to the successful acquisition of new or renewal business are deferred to the extent recoverable and are amortized on a constant level basis over the expected term of the related contracts using the groupings and actuarial assumptions consistent with those used for calculating the related policyholder liability balances. Certain broker commissions that vary with and are related to paid premiums are expensed as incurred rather than deferred and amortized.

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Operating Revenues
Fee income	$262	$261	$295
Net investment income	1,012	976	991
Other revenues (1)	36	37	36
Total operating revenues	1,310	1,274	1,322
Operating Expenses
Interest credited	665	629	616
Commissions and other expenses	444	398	406
Total operating expenses	1,109	1,027	1,022
Income (loss) from operations before taxes	201	247	300
Federal income tax expense (benefit)	30	36	52
Income (loss) from operations	$171	$211	$248

(1) Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of 2023 to 2022

Income from operations for this segment decreased due primarily to higher commissions and other expenses driven by compensation-related expenses and other costs pertaining to business operations.

Additional Information

Net flows in this business fluctuate based on the timing of larger plans being implemented and terminating over the course of the year.
New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account balances caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account balances were 12%, 11% and 12% for 2023, 2022 and 2021, respectively.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Net Flows By Market table below as “Multi-Fund® and other”), which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account balances was 15%, 17% and 18% for 2023, 2022 and 2021, respectively. Due to this overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on either a quarterly or semi-annual basis. Our ability to retain quarterly or semi-annual reset annuities will be subject to current competitive conditions at the time crediting rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements” and “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals” and “Part II Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.” For information on the current interest rate environment, see “Introduction – Executive Summary – Industry Trends – Interest Rate Environment” above.

Fee Income

Details underlying fee income (in millions) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Fee Income
Annuity expense assessments	$191	$192	$218
Mutual fund fees	69	68	77
Total expense assessments	260	260	295
Surrender charges	2	1	–
Total fee income	$262	$261	$295

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

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real
estate and other, net of investment expenses	$935	$883	$828
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	1	23	58
Surplus investments (2)	76	70	105
Total net investment income	$1,012	$976	$991

Interest Credited	$665	$629	$616

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

Account Balances

Details underlying account balances (dollars in millions) were as follows:

	As of or For the Years Ended December 31,
	2023	2022	2021
Variable Account Balance Information (1)
Variable annuity deposits	$2,268	$2,348	$2,218
Variable annuity net flows	(240)	11	(731)
Variable annuity account balances	19,668	16,885	20,947
Average daily variable annuity account balances	18,183	17,946	20,147
Average daily S&P 500® Index (2)	4,285	4,100	4,269
Fixed Account Balance Information (3)
Fixed annuity deposits	$2,776	$4,012	$3,121
Fixed annuity net flows	(1,718)	433	(353)
Fixed annuity account balances	23,784	25,138	23,579
Average fixed account balances	24,502	24,558	23,143
Mutual Fund Account Balance Information
Mutual fund deposits	$6,734	$6,542	$6,296
Mutual fund net flows	2,090	2,252	1,323
Mutual fund account balances (4)	57,533	46,707	54,518

(1) Excludes the fixed portion of variable annuities.
(2) We generally use the S&P 500 Index as a benchmark for the performance of our variable account balances. The account balances of our variable annuity contracts are invested by our policyholders in a variety of investment options including, but not limited to, domestic and international equity securities and fixed income, which do not necessarily align with S&P 500 Index performance.
(3) Includes the fixed portion of variable annuities.
(4) Mutual funds are not included in the separate accounts reported on the Consolidated Balance Sheets as we do not have any ownership interest in them.

	For the Years Ended December 31,
	2023	2022	2021
Net Flows By Market
Small market	$382	$295	$133
Mid – large market	1,279	3,601	1,573
Multi-Fund® and other	(1,529)	(1,200)	(1,467)
Total net flows	$132	$2,696	$239

For more information on account balances, see Notes 10 and 11.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Commissions and Other Expenses
Commissions:
Deferrable	$4	$4	$5
Non-deferrable	83	75	79
General and administrative expenses	341	303	308
Taxes, licenses and fees	19	17	17
Total expenses incurred	447	399	409
DAC deferrals	(21)	(21)	(22)
Total expenses recognized before amortization	426	378	387
DAC amortization	18	20	19
Total commissions and other expenses	$444	$398	$406

DAC Deferrals
As a percentage of annuity sales/deposits	0.4%	0.3%	0.4%

Commissions and other expenses that result directly from and are essential to the successful acquisition of new or renewal business are deferred to the extent recoverable and are amortized on a constant level basis over the expected term of the related contracts using the groupings and actuarial assumptions consistent with those used for calculating the related policyholder liability balances. Certain types of commissions, such as trail commissions that are based on account balances, are expensed as incurred rather than deferred and amortized. Distribution expenses associated with the sale of mutual fund products are expensed as incurred.

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Operating Revenues
Insurance premiums (1)	$(921)	$8	$18
Net investment income	148	155	148
Amortization of deferred gain (loss) on
business sold through reinsurance	1	—	—
Other revenues	17	(7)	15
Total operating revenues	(755)	156	181
Operating Expenses
Benefits	(863)	63	76
Interest credited	36	39	42
Policyholder liability remeasurement (gain) loss	(3)	3	1
Other expenses	117	203	189
Interest and debt expense	331	283	262
Spark program expense	153	167	87
Total operating expenses	(229)	758	657
Income (loss) from operations before taxes	(526)	(602)	(476)
Federal income tax expense (benefit)	(115)	(116)	(105)
Income (loss) from operations	$(411)	$(486)	$(371)

(1) Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.

Comparison of 2023 to 2022

Loss from operations for Other Operations decreased due primarily to the following:

•Lower other expenses primarily driven by lower legal expenses compared to 2022, which included a one-time item, partially offset by higher compensation-related expenses and other costs pertaining to business operations.
•Higher other revenues due to the effect of market fluctuations on assets held as part of certain compensation plans, which increased during 2023 compared to a decrease during 2022.
•Lower Spark program expense as part of our Spark Initiative.

The decrease in loss from operations was partially offset by higher interest and debt expense driven by an increase in average interest rates.

Additional Information

Effective October 1, 2023, we entered into a reinsurance agreement with Fortitude Re to reinsure liabilities under certain blocks of in-force institutional pension business. Insurance premiums and benefits within the table above in 2023 reflect the ceding of in-force institutional pension business that had no income (loss) from operations impact. See Note 8 for more information on the transaction, which improved our capital position and is expected to be accretive to ongoing free cash flow.

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

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
General and administrative expenses:
Legal	$–	$156	$94
Branding	42	43	45
Other (1)	73	10	61
Total general and administrative expenses	115	209	200
Taxes, licenses and fees (2)	5	(3)	(9)
Other (3)	(3)	(3)	(2)
Total other expenses	$117	$203	$189

(1) Includes the portion of our deferred compensation plan expense attributable to participants’ selection of LNC stock as the measure for their investment return, expenses that are corporate in nature including charitable contributions and other expenses not allocated to our business segments.
(2) Includes state guaranty funds assessments to cover losses to policyholders of insolvent or rehabilitated insurance companies. Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states.
(3) Consists primarily of reimbursements to Other Operations from the Life Insurance segment for the use of proceeds from certain issuances of senior notes that were used as long-term structured solutions, net of expenses incurred by Other Operations for its access to a financing facility and issuance of letters of credit.

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

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	December 31,	December 31,	December 31,	December 31,
	2023	2022	2023	2022
Investments
Fixed maturity AFS securities	$88,738	$99,736	71.4%	75.8%
Trading securities	2,359	3,498	1.9%	2.7%
Equity securities	306	427	0.2%	0.3%
Mortgage loans on real estate	18,963	18,301	15.3%	13.9%
Policy loans	2,476	2,359	2.0%	1.8%
Derivative investments	6,474	3,594	5.2%	2.7%
Alternative investments	3,377	3,021	2.7%	2.3%
Other investments	1,638	718	1.3%	0.5%
Total investments	$124,331	$131,654	100.0%	100.0%

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

	As of December 31, 2023
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$14,767	$133	$1,412	$13,488	15.2%
Basic industry	3,426	58	325	3,159	3.6%
Capital goods	6,143	83	591	5,635	6.4%
Communications	3,509	63	375	3,197	3.6%
Consumer cyclical	5,660	60	495	5,225	5.9%
Consumer non-cyclical	15,356	196	1,908	13,644	15.4%
Energy	3,331	38	309	3,060	3.4%
Technology	4,994	32	500	4,526	5.1%
Transportation	3,487	35	317	3,205	3.6%
Industrial other	2,296	7	370	1,933	2.2%
Utilities	12,683	121	1,484	11,320	12.8%
Government-related entities	1,425	26	186	1,265	1.4%
Collateralized mortgage and other obligations (“CMOs”):
Agency backed	1,245	8	149	1,104	1.2%
Non-agency backed	332	19	10	341	0.4%
Mortgage pass through securities (“MPTS”):
Agency backed	365	1	38	328	0.4%
Commercial mortgage-backed securities (“CMBS”):
Agency backed	2	–	–	2	0.0%
Non-agency backed	1,620	5	203	1,422	1.6%
Asset-backed securities (“ABS”):
Collateralized loan obligations (“CLOs”)	8,452	9	389	8,072	9.1%
Credit card	113	7	1	119	0.1%
Home equity	175	28	2	201	0.2%
Other	3,954	18	193	3,779	4.3%
Municipals:
Taxable	3,072	100	415	2,757	3.1%
Tax-exempt	34	1	2	33	0.0%
Government:
United States	416	6	29	393	0.4%
Foreign	314	16	47	283	0.3%
Hybrid and redeemable preferred securities	243	21	17	247	0.3%
Total fixed maturity AFS securities	97,414	1,091	9,767	88,738	100.0%
Trading Securities (2)	2,515	55	211	2,359
Equity Securities	340	8	42	306
Total fixed maturity AFS, trading and equity securities	$100,269	$1,154	$10,020	$91,403

	As of December 31, 2022
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$17,762	$133	$1,998	$15,897	15.9%
Basic industry	4,352	45	478	3,919	3.9%
Capital goods	7,374	63	884	6,553	6.6%
Communications	4,239	72	519	3,792	3.8%
Consumer cyclical	6,056	40	698	5,398	5.4%
Consumer non-cyclical	17,080	184	2,395	14,869	14.9%
Energy	4,776	53	485	4,344	4.4%
Technology	5,581	27	675	4,933	4.9%
Transportation	3,666	19	421	3,264	3.3%
Industrial other	2,330	3	416	1,917	1.9%
Utilities	14,204	111	1,822	12,493	12.5%
Government-related entities	1,820	37	213	1,644	1.6%
CMOs:
Agency backed	1,451	3	166	1,288	1.3%
Non-agency backed	364	18	14	368	0.4%
MPTS:
Agency backed	394	1	42	353	0.4%
CMBS:
Agency backed	15	–	–	15	0.0%
Non-agency backed	1,902	3	246	1,659	1.7%
ABS:
CLOs	8,497	1	671	7,827	7.8%
Credit card	85	6	1	90	0.1%
Home equity	196	27	4	219	0.2%
Other	3,014	4	250	2,768	2.8%
Municipals:
Taxable	5,319	171	506	4,984	5.0%
Tax-exempt	91	1	6	86	0.1%
Government:
United States	405	5	31	379	0.4%
Foreign	348	17	47	318	0.3%
Hybrid and redeemable preferred securities	364	25	30	359	0.4%
Total fixed maturity AFS securities	111,685	1,069	13,018	99,736	100.0%
Trading Securities (2)	3,833	44	379	3,498
Equity Securities	383	104	60	427
Total fixed maturity AFS, trading and equity securities	$115,901	$1,217	$13,457	$103,661

(1) Represents amortized cost, net of the allowance for credit losses.
(2) Certain of our trading securities support our reinsurance funds withheld and modified coinsurance agreements and the investment results are passed directly to the reinsurers. See “Trading Securities” below for more information.

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

The quality of our fixed maturity AFS securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

		As of December 31, 2023			As of December 31, 2022
	Rating Agency	Net			Net
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	AAA / AA / A	$56,557	$51,234	57.7%	$63,741	$56,892	57.0%
2	BBB	37,832	34,614	39.0%	44,103	39,230	39.4%
Total investment grade securities		94,389	85,848	96.7%	107,844	96,122	96.4%

Below Investment Grade Securities
3	BB	1,176	1,090	1.2%	2,101	1,938	1.9%
4	B	1,760	1,719	2.0%	1,679	1,620	1.6%
5	CCC and lower	86	78	0.1%	59	53	0.1%
6	In or near default	3	3	0.0%	2	3	0.0%
Total below investment grade securities		3,025	2,890	3.3%	3,841	3,614	3.6%
Total fixed maturity AFS securities		$97,414	$88,738	100.0%	$111,685	$99,736	100.0%

Total securities below investment grade
as a percentage of total fixed maturity
AFS securities		3.1%	3.3%		3.4%	3.6%

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

As of December 31, 2023 and 2022, 97% of the total fixed maturity AFS securities in an unrealized loss position were investment grade. See Note 4 for maturity date information for our fixed maturity investment portfolio. Our gross unrealized losses recognized in OCI on fixed maturity AFS securities as of December 31, 2023, decreased by $3.3 billion since December 31, 2022, which was driven by declining interest rates during the fourth quarter of 2023 and the transfer of assets as part of the Fortitude Re reinsurance transaction. For further information on our unrealized losses on fixed maturity AFS securities, see “Composition by Industry Categories of our Unrealized Losses on Fixed Maturity AFS Securities” below.

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require a credit allowance. We believe the unrealized loss position as of December 31, 2023, did not require an impairment recognized in earnings as: (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. This conclusion is consistent with our asset-liability management process. Management considered the following as part of the evaluation:

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
•The current and expected timing of contractual maturities of our assets and liabilities, expectations of prepayments on investments and expectations for surrenders and withdrawals of annuity contracts and life insurance policies;
•The capital risk limits approved by management; and
•Our current financial condition and liquidity demands.

We recognized $(22) million and $(15) million of credit loss benefit (expense) on our fixed maturity AFS securities for the years ended December 31, 2023 and 2022, respectively. In order to determine the amount of credit loss, we calculated the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover. To determine the recoverability, we considered the facts and circumstances surrounding the underlying issuer including, but not limited to, the following:

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

For information on credit loss impairment on fixed maturity AFS securities, see Notes 1, 4 and 21.

As reported on the Consolidated Balance Sheets, we had $134.5 billion of liabilities for future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which exceeded investments and cash and invested cash, which totaled $127.7 billion as of December 31, 2023. If it were necessary to liquidate fixed maturity AFS securities prior to maturity or call to meet cash flow needs, we would first look to those fixed maturity AFS securities that are in an unrealized gain position, which had a fair value of $26.8 billion as of December 31, 2023, rather than selling fixed maturity AFS securities in an unrealized loss position. The amount of cash that we have on hand at any point in time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business. For additional discussion, see “Fixed Maturity AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 and “Liquidity and Capital Resources” below.

As of December 31, 2023 and 2022, the estimated fair value for all private placement securities was $20.6 billion and $19.0 billion, respectively, representing 17% and 14% of total investments, respectively.

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

Delinquency and loss rates on residential mortgages and home equity loans have been showing positive trends, and, as long as the unemployment rate remains stable to improving, we expect these trends to continue. We continue to expect to receive payments in accordance with contractual terms for a significant amount of our securities, largely due to the seniority of the claims on the collateral of the securities that we own. The tranches of the securities will experience losses according to their seniority level with the least senior (or most junior), typically the unrated residual tranche, taking the first loss. As of December 31, 2023 and 2022, our ABS home equity and RMBS had a market value of $2.0 billion and $2.3 billion, respectively, and a net unrealized gain (loss) of $(155) million and $(195) million, respectively.

The market value of fixed maturity AFS and trading securities backed by subprime loans was $176 million and represented less than 1% of our total investment portfolio as of December 31, 2023. Fixed maturity AFS securities represented $169 million, or 96%, and trading securities represented $7 million, or 4%, of the subprime exposure as of December 31, 2023. The table below summarizes our investments in fixed maturity AFS securities backed by pools of residential mortgages (in millions) as of December 31, 2023:

	Agency		Prime		Alt-A		Subprime/ Option ARM (1)		Total
	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value
Type
RMBS	$1,609	$1,431	$182	$178	$56	$61	$95	$103	$1,942	$1,773
ABS home equity	–	–	17	17	13	20	145	164	175	201
Total by type (2)(3)	$1,609	$1,431	$199	$195	$69	$81	$240	$267	$2,117	$1,974

Rating
AAA	$1,324	$1,185	$79	$77	$–	$–	$–	$–	$1,403	$1,262
AA	285	246	15	15	2	2	5	5	307	268
A	–	–	8	8	1	1	3	3	12	12
BBB	–	–	25	21	3	3	11	12	39	36
BB and below	–	–	72	74	63	75	221	247	356	396
Total by rating (2)(3)(4)	$1,609	$1,431	$199	$195	$69	$81	$240	$267	$2,117	$1,974

Origination Year
2013 and prior	$337	$326	$75	$77	$69	$81	$240	$267	$721	$751
2014	50	46	–	–	–	–	–	–	50	46
2015	130	116	15	15	–	–	–	–	145	131
2016	383	322	–	–	–	–	–	–	383	322
2017	157	137	–	–	–	–	–	–	157	137
2018	148	138	–	–	–	–	–	–	148	138
2019	153	126	–	–	–	–	–	–	153	126
2020	63	52	3	3	–	–	–	–	66	55
2021	115	97	26	22	–	–	–	–	141	119
2022	46	44	62	60	–	–	–	–	108	104
2023	27	27	18	18	–	–	–	–	45	45
Total by origination year (2)(3)	$1,609	$1,431	$199	$195	$69	$81	$240	$267	$2,117	$1,974

Total fixed maturity AFS securities backed by pools of residential mortgages
as a percentage of total fixed maturity AFS securities	2.2%	2.2%

Total prime, Alt-A and subprime/option ARM as a percentage of total fixed maturity AFS securities	0.5%	0.6%
(1) Includes the net amortized cost and fair value of option adjustable rate mortgages (“ARM”) within RMBS, totaling $91 million and
$98 million, respectively.
(2) Does not include the amortized cost of trading securities totaling $62 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $62 million in trading securities consisted of $53 million prime, $1 million Alt-A and $8 million subprime.
(3) Does not include the fair value of trading securities totaling $52 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $52 million in trading securities consisted of $44 million prime, $1 million Alt-A and $7 million subprime.
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

The following summarizes our investments in fixed maturity AFS securities backed by pools of commercial mortgages (in millions) as of December 31, 2023:

	Multiple Property		Single Property		Total
	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value
Type
CMBS (1)(2)	$1,558	$1,371	$64	$53	$1,622	$1,424

Rating
AAA	$1,077	$981	$16	$15	$1,093	$996
AA	477	387	45	36	522	423
A	4	3	3	2	7	5
Total by rating (1)(2)(3)	$1,558	$1,371	$64	$53	$1,622	$1,424

Origination Year
2013 and prior	$11	$10	$7	$6	$18	$16
2014	15	14	–	–	15	14
2015	27	25	–	–	27	25
2016	72	66	1	1	73	67
2017	198	185	–	–	198	185
2018	140	133	–	–	140	133
2019	323	289	–	–	323	289
2020	251	203	3	2	254	205
2021	246	189	36	28	282	217
2022	158	140	13	12	171	152
2023	117	117	4	4	121	121
Total by origination year (1)(2)	$1,558	$1,371	$64	$53	$1,622	$1,424

Total fixed maturity AFS securities backed by pools of commercial
mortgages as a percentage of total fixed maturity AFS securities	1.7%	1.6%

(1) Does not include the amortized cost of trading securities totaling $125 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $125 million in trading securities consisted of $85 million of multiple property CMBS and $40 million of single property CMBS.
(2) Does not include the fair value of trading securities totaling $104 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $104 million in trading securities consisted of $70 million of multiple property CMBS and $34 million of single property CMBS.
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

The composition by industry categories of all fixed maturity AFS securities in an unrealized loss position (in millions) as of December 31, 2023, was as follows:

	Net Amortized Cost	% Net Amortized Cost	Gross Unrealized Losses	% Gross Unrealized Losses	Fair Value	% Fair Value
Healthcare	$4,833	6.8%	$1,053	10.8%	$3,780	6.1%
Electric	6,183	8.6%	1,009	10.3%	5,174	8.4%
ABS	9,368	13.1%	569	5.8%	8,799	14.2%
Technology	3,610	5.0%	500	5.1%	3,110	5.0%
Banking	4,804	6.7%	491	5.1%	4,313	7.0%
Food and beverage	3,018	4.2%	453	4.6%	2,565	4.2%
Local authorities	1,673	2.3%	423	4.3%	1,250	2.0%
Industrial – other	1,875	2.6%	376	3.8%	1,499	2.4%
Diversified manufacturing	1,910	2.7%	255	2.6%	1,655	2.7%
Natural gas	1,434	2.0%	238	2.4%	1,196	1.9%
Brokerage asset management	1,602	2.2%	236	2.4%	1,366	2.2%
Pharmaceuticals	1,809	2.5%	235	2.4%	1,574	2.6%
Chemicals	1,515	2.1%	211	2.2%	1,304	2.1%
Retail	1,429	2.0%	205	2.1%	1,224	2.0%
Transportation services	2,029	2.8%	203	2.1%	1,826	2.8%
Non-agency CMBS	1,364	1.9%	202	2.1%	1,162	1.9%
Life insurance	961	1.4%	187	1.9%	774	1.2%
Property and casualty	1,244	1.7%	187	1.9%	1,057	1.7%
Utility – other	1,032	1.4%	155	1.6%	877	1.4%
Aerospace and defense	1,119	1.6%	151	1.6%	968	1.6%
Midstream	1,257	1.8%	142	1.5%	1,115	1.8%
Consumer products	927	1.3%	135	1.4%	792	1.3%
Government-sponsored	484	0.7%	122	1.2%	362	0.6%
Wirelines	670	0.9%	117	1.2%	553	0.9%
Automotive	1,195	1.7%	114	1.2%	1,081	1.7%
Railroads	663	0.9%	107	1.1%	556	0.9%
Wireless	645	0.9%	101	1.0%	544	0.9%
Integrated	512	0.7%	93	1.0%	419	0.7%
Industries with unrealized losses
less than $100 million	12,537	17.5%	1,497	15.3%	11,040	17.8%
Total by industry	$71,702	100.0%	$9,767	100.0%	$61,935	100.0%

Total by industry as a percentage of
total fixed maturity AFS securities	73.6%	100.0%	69.8%

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of December 31, 2023
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$17,273	$1,742	$19,015	99.7%
Delinquent (1)	–	21	21	0.1%
Foreclosure (2)	–	41	41	0.2%
Total mortgage loans on real estate before allowance	17,273	1,804	19,077	100.0%
Allowance for credit losses	(86)	(28)	(114)
Total mortgage loans on real estate	$17,187	$1,776	$18,963

	As of December 31, 2022
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$16,987	$1,379	$18,366	99.8%
Delinquent (1)	–	13	13	0.1%
Foreclosure (2)	–	21	21	0.1%
Total mortgage loans on real estate before allowance	16,987	1,413	18,400	100.0%
Allowance for credit losses	(84)	(15)	(99)
Total mortgage loans on real estate	$16,903	$1,398	$18,301

(1) As of December 31, 2023 and 2022, no commercial mortgage loans and 34 and 24 residential mortgage loans, respectively, were delinquent.
(2) As of December 31, 2023 and 2022, no commercial mortgage loans and 82 and 49 residential mortgage loans, respectively, were in foreclosure.

As of December 31, 2023, there were 3 specifically identified impaired commercial mortgage loans on real estate with an aggregate carrying value of $2 million and 99 specifically identified impaired residential mortgage loans on real estate with an aggregate carrying value of $47 million. As of December 31, 2022, there were 2 specifically identified impaired commercial mortgage loans on real estate with an aggregate carrying value of less than $1 million and 37 specifically identified impaired residential mortgage loans on real estate with an aggregate carrying value of $16 million.

The total outstanding principal and interest on commercial mortgage loans on real estate that were two or more payments delinquent, excluding foreclosures, as of December 31, 2023 and 2022, was less than $1 million. The total outstanding principal and interest on residential mortgage loans on real estate that were three or more payments delinquent, excluding foreclosures, as of December 31, 2023 and 2022, was $20 million and $13 million, respectively.

See Note 1 for more information regarding our accounting policy relating to the impairment of mortgage loans on real estate.

The carrying value of mortgage loans on real estate by business segment (in millions) was as follows:

	As of December 31, 2023	As of December 31, 2022
Segment
Annuities	$7,362	$7,008
Life Insurance	3,675	3,536
Group Protection	1,550	1,417
Retirement Plan Services	4,813	4,253
Other Operations	1,563	2,087
Total mortgage loans on real estate	$18,963	$18,301

The composition of commercial mortgage loans (in millions) by property type, geographic region and state is shown below:

	As of December 31, 2023			As of December 31, 2023
	Carrying Value	%		Carrying Value	%
Property Type			State
Apartment	$5,602	32.6%	CA	$4,613	26.8%
Industrial	4,487	26.1%	TX	1,612	9.4%
Office building	3,359	19.5%	FL	952	5.5%
Retail	2,674	15.6%	NY	886	5.2%
Other commercial	765	4.5%	AZ	830	4.8%
Hotel/motel	163	0.9%	PA	783	4.6%
Mixed use	137	0.8%	WA	692	4.0%
Total	$17,187	100.0%	GA	676	3.9%
Geographic Region			MD	663	3.9%
Pacific	5,629	32.8%	TN	553	3.2%
South Atlantic	3,627	21.1%	NC	448	2.6%
Middle Atlantic	2,046	11.9%	OH	384	2.2%
West South Central	1,753	10.2%	VA	381	2.2%
Mountain	1,441	8.4%	NJ	378	2.2%
East North Central	1,172	6.8%	WI	355	2.1%
East South Central	678	3.9%	OR	325	1.9%
West North Central	456	2.6%	SC	299	1.7%
New England	357	2.1%	Non U.S.	28	0.2%
Non U.S.	28	0.2%	All other states	2,329	13.6%
Total	$17,187	100.0%	Total	$17,187	100.0%

The following table shows the principal amount (in millions) of our commercial and residential mortgage loans by year in which the principal is contractually obligated to be repaid:

	As of December 31, 2023
	Commercial	Residential	Total	%
Principal Repayment Year
2024	$922	$25	$947	5.0%
2025	1,029	25	1,054	5.5%
2026	1,401	26	1,427	7.5%
2027	1,737	27	1,764	9.2%
2028	2,151	28	2,179	11.4%
2029 and thereafter	10,077	1,631	11,708	61.4%
Total	$17,317	$1,762	$19,079	100.0%

See Note 4 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for credit losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Years Ended December 31,
	2023	2022	2021
Annuities	$16	$8	$63
Life Insurance	207	47	522
Group Protection	9	5	41
Retirement Plan Services	10	4	38
Other Operations	1	2	15
Total (1)	$243	$66	$679

(1) Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of December 31, 2023 and 2022, alternative investments included investments in 352 and 337 different partnerships, respectively, and the portfolio represented approximately 3% and 2% of total investments, respectively. The partnerships do not represent off-balance sheet financing and generally involve several third-party partners. Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and are not material to our liquidity. Alternative investments are accounted for using the equity method of accounting and are included in other investments on the Consolidated Balance Sheets.

Non-Income Producing Investments

As of December 31, 2023 and 2022, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $79 million and $11 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Net Investment Income
Fixed maturity AFS securities	$4,819	$4,469	$4,351
Trading securities	161	182	167
Equity securities	13	11	3
Mortgage loans on real estate	755	689	680
Policy loans	103	101	115
Cash and invested cash	129	13	–
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	10	105	199
Alternative investments (2)	243	66	679
Consent fees	3	8	10
Other investments	(33)	79	64
Investment income	6,203	5,723	6,268
Investment expense	(324)	(208)	(157)
Net investment income	$5,879	$5,515	$6,111
(1) See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2) See “Alternative Investments” above for additional information.

	For the Years Ended December 31,
	2023	2022	2021
Interest Rate Yield
Fixed maturity AFS securities, mortgage loans on
real estate and other, net of investment expenses	4.04%	3.87%	3.92%
Commercial mortgage loan prepayment and
bond make-whole premiums	0.01%	0.08%	0.15%
Alternative investments	0.17%	0.05%	0.51%
Net investment income yield on invested assets	4.22%	4.00%	4.58%

We earn investment income on our general account assets supporting fixed annuity, term life, whole life, UL, interest-sensitive whole life and the fixed portion of retirement plan and VUL products. The profitability of our fixed annuity and life insurance products is affected by our ability to achieve target spreads, or margins, between the interest income earned on the general account assets and the interest credited to the contract holder on our average fixed account balances, including the fixed portion of variable. Net investment income and the interest rate yield table each include commercial mortgage loan prepayments and bond make-whole premiums, alternative investments and contingent interest and standby real estate equity commitments. These items can vary significantly from period to period due to a number of factors and, therefore, can provide results that are not indicative of the underlying trends.

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

REINSURANCE

Our insurance companies cede insurance to other companies. The portion of our life insurance risks exceeding each of our insurance companies’ retention limit is reinsured with other insurers. We seek annuity and life reinsurance coverage to limit our exposure to mortality losses and/or to enhance our capital and risk management. We acquire other reinsurance as applicable with retentions and limits that management believes are appropriate for the circumstances. The consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” reflect insurance premiums, insurance fees, benefits and DAC amortization net of insurance ceded. Our insurance companies remain liable if their reinsurers are unable to meet contractual obligations under applicable reinsurance agreements. We utilize inter-company reinsurance agreements to manage our statutory capital position as well as our hedge program for variable annuity guarantees. With regard to risk retention from a consolidated basis, these inter-company agreements do not have an effect on the consolidated financial statements. For information regarding reserve financing and LOC expenses from inter-company reinsurance agreements, see “Liquidity and Capital Resources – Material Cash Outflows” below.

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

As a result of our modified coinsurance and coinsurance with funds withheld agreements, we reported deposit assets, net of allowances for credit losses of $28.8 billion on the Consolidated Balance Sheets as of December 31, 2023. For additional information, see Note 8.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers. As of December 31, 2023, 86%, or $25.6 billion, of our total reinsurance recoverable was secured by collateral for our benefit. Of this amount, $24.7 billion was held by reinsurers in reserve credit trusts (such reserve credit trusts are held by non-affiliated reinsurers; therefore, they are not reflected on the Consolidated Balance Sheets), $121 million was held in our funds withheld portfolios and $813 million was secured by LOCs for which we are the beneficiary, an off-balance sheet arrangement. We reported funds withheld reinsurance liabilities of $17.6 billion on the Consolidated Balance Sheets as of December 31, 2023. The excess funds withheld represent funds above the reinsurance recoverable from our reinsurers.

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

Under certain indemnity reinsurance agreements, two of our insurance subsidiaries, LNL and Lincoln Life & Annuity Company of New York (“LLANY”), provide 100% indemnity reinsurance for the business assumed; however, the third-party insurer, or the “cedent,” remains primarily liable on the underlying insurance business. These indemnity reinsurance arrangements require that our subsidiary, as the reinsurer, maintain certain insurer financial strength ratings and capital ratios. If these ratings or capital ratios are not maintained, depending upon the reinsurance agreement, the cedent may recapture the business, or require us to place assets in trust or provide LOCs at least equal to the relevant statutory reserves. Under the LNL reinsurance arrangement, we held approximately $2.6 billion of statutory reserves as of December 31, 2023. LNL must maintain an AM Best financial strength rating of at least B++, an S&P financial strength rating of at least BBB- and a Moody’s financial strength rating of at least Baa3. This arrangement may require LNL to place assets in trust equal to the relevant statutory reserves. Under LLANY’s largest indemnity reinsurance arrangement, we held approximately $1.0 billion of statutory reserves as of December 31, 2023. LLANY must maintain an AM Best financial strength rating of at least B+, an S&P financial strength rating of at least BB+ and a Moody’s financial strength rating of at least Ba1, as well as maintain an RBC ratio of at least 160% or an S&P capital adequacy ratio of 100%, or the cedent may recapture the business. Under two other LLANY arrangements, by which we established $585 million of statutory reserves as of December 31, 2023, LLANY must maintain an AM Best financial strength rating of at least B++, an S&P financial strength rating of at least BBB- and a Moody’s financial strength rating of at least Baa3. One of these arrangements also requires LLANY to maintain an RBC ratio of at least 185% or an S&P capital adequacy ratio of 115%. Each of these arrangements may require LLANY to place assets in trust equal to the relevant statutory reserves. See “Item 1. Business – Financial Strength Ratings” for a description of our financial strength ratings.

For more information about reinsurance, see Notes 8 and 18 and “Liquidity and Capital Resources – Holding Company Sources and Uses of Liquidity and Capital –Subsidiaries’ Capital” below.

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

Capital

Capital refers to our long-term financial resources to support the operations of our businesses, to fund long-term growth strategies and to support our operations during adverse conditions. Our ability to generate and maintain sufficient capital depends on the profitability of our businesses, general economic conditions and access to the capital markets and other sources of liquidity and capital as described below. Disruptions, uncertainty or volatility in the capital and credit markets may materially affect our business operations and results of operations and may adversely affect our insurance subsidiaries’ statutory surplus and RBC.

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

Consolidated Sources and Uses of Liquidity and Capital

Our primary sources of liquidity and capital are insurance premiums and fees, investment income, maturities and sales of investments, issuance of debt or other types of securities and policyholder deposits. We also have access to alternative sources of liquidity as discussed below. Our primary uses are to pay policy claims and benefits, to fund commissions and other general operating expenses, to purchase investments, to fund policy surrenders and withdrawals, to pay dividends to our common and preferred stockholders, to repurchase our common stock and to repay debt. Our operating activities provided (used) cash of $(2.1) billion, $3.6 billion and $(217) million in 2023, 2022 and 2021, respectively.

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

Details underlying the primary sources of the holding company’s liquidity (in millions) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Dividends from Subsidiaries
LNL	$495	$645	$1,910
First Penn-Pacific Life Insurance Company	15	22	45
Lincoln Investment Management Company	25	38	20
Lincoln National Management Corporation	–	7	10
Lincoln National Reinsurance Company (Barbados) Limited	150	85	75
Total dividends from subsidiaries	$685	$797	$2,060

Interest from Subsidiaries
Interest on inter-company notes	$147	$118	$111

See Note 24 for information on the increase in dividends from LNL in 2021. The table above focuses on significant and recurring cash flow items and excludes the effects of certain financing activities, including the periodic issuance and retirement of debt, issuance of preferred stock, cash flows related to our inter-company cash management program and certain investing activities, including capital contributions to subsidiaries. These activities are discussed below. Taxes have been eliminated from the analysis due to a tax sharing agreement among our primary subsidiaries resulting in a modest effect on net cash flows at the holding company. Also excluded from this analysis is the modest amount of investment income on short-term investments of the holding company and employee stock exercise activity related to our stock-based incentive compensation plans. See “Part IV – Item 15(a)(2) Financial Statement Schedules – Schedule II – Condensed Financial Information of Registrant” for the holding company cash flow statement.

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

We expect our direct domestic insurance subsidiaries could pay dividends to LNC of approximately $790 million in 2024 without prior approval from the respective state commissioners. The amount of surplus that our insurance subsidiaries could pay as dividends is constrained by the amount of surplus we hold to maintain our ratings, to provide an additional layer of margin for risk protection and for future investment in our businesses. See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings.”

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

Subsidiaries’ Capital

Our insurance subsidiaries must maintain certain regulatory capital levels. We utilize the RBC ratio as a primary measure of the capital adequacy of our insurance subsidiaries. The RBC ratio is an important factor in the determination of the credit and financial strength ratings of LNC and its subsidiaries, as a reduction in our insurance subsidiaries’ surplus will affect their RBC ratios and dividend-paying capacity. For a discussion of the actions management is taking to rebuild statutory capital, see “Introduction – Executive Summary – Significant Operational Matters – Protect and Rebuild Statutory Capital.” For additional information on RBC ratios, see “Part I – Item 1. Business – Regulatory – Insurance Regulation – Risk-Based Capital.”

Our insurance subsidiaries’ regulatory capital levels are affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. For instance, our term products and UL products containing secondary guarantees require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”) and Actuarial Guideline XXXVIII (“AG38”), respectively. Our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives. Our captive reinsurance and reinsurance subsidiaries provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner and free up capital the insurance subsidiaries can use for any number of purposes, including paying dividends to the holding company. We use long-dated LOCs and debt financing as well as other financing strategies to finance those reserves. Included in the LOCs issued as of December 31, 2023, was $1.9 billion of long-dated LOCs issued to support inter-company reinsurance agreements for UL products containing secondary guarantees. For information on the LOCs, see the credit facilities table in Note 14. Our captive reinsurance and reinsurance subsidiaries have also issued long-term notes of $3.8 billion to finance a portion of the excess reserves associated with our term and UL products with secondary guarantees as of December 31, 2023; of this amount, $3.1 billion involve exposure to VIEs. For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 5. We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees. LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.

Statutory reserves established for variable annuity guaranteed benefit riders are sensitive to changes in the equity markets and interest rates and are affected by the level of account balances relative to the level of any guarantees, product design and reinsurance arrangements. As a result, the relationship between reserve changes and equity market performance is non-linear during any given reporting period. Our insurance subsidiaries’ cede a portion of the guaranteed benefit riders to Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”) through a modified coinsurance agreement. Our variable annuity hedge program mitigates the risk to LNBAR from guaranteed benefit riders and continues to focus on generating sufficient income to fund future claims with a goal of maximizing distributable earnings and explicitly protecting capital. Market conditions greatly influence the ultimate capital required due to its effect on the valuation of reserves and supporting derivatives. In December 2022, LNC issued a long-term note to a non-affiliated variable interest entity in exchange for notes of like principal and duration classified as AFS securities. LNC contributed the securities to LNBAR to address asset value volatility based on market conditions. Under the current terms of the note facility, the maximum permissible principal amount of the note is $1.25 billion, the full amount of which was outstanding as of December 31, 2023. There are no impacts to the LNC Consolidated Balance Sheets based on the set-off right provided in the note facility. For more information, see Note 5.

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

In November 2023, we closed our reinsurance agreements with Fortitude Re, with an effective date of October 1, 2023, which improved our statutory capital position. For more information, see Notes 4 and 8.

In December 2023, we announced we had entered into an agreement to sell our wealth management business operated through LFN, which is expected to close in the first half of 2024. We anticipate that the capital benefit from this transaction will be used to improve our statutory capital position and reduce our leverage ratio. For more information, see “Results of Annuities” above and Note 1.

Debt

Although our subsidiaries currently generate adequate cash flow to meet the needs of our normal operations, periodically LNC may issue debt to maintain ratings and increase liquidity, as well as to fund internal growth, acquisitions and the retirement of its debt.

Details underlying our debt activities (in millions) for the year ended December 31, 2023, were as follows:

	Beginning Balance	Issuance	Maturities, Repayments and Refinancing	Change in Fair Value Hedges	Other Changes (1)	Ending Balance
Short-Term Debt
Current maturities of long-term debt (2)	$500	$–	$(500)	$–	$250	$250

Long-Term Debt
Senior notes	$4,497	$–	$–	$5	$(11)	$4,491
Term loans	250	–	–	–	(250)	–
Subordinated notes (3)	995	–	–	–	–	995
Capital securities (3)	213	–	–	–	–	213
Total long-term debt	$5,955	$–	$–	$5	$(261)	$5,699

(1) Includes the non-cash reclassification of long-term debt to current maturities of long-term debt, accretion (amortization) of discounts and premiums, amortization of debt issuance costs and amortization of adjustments from discontinued hedges, as applicable.
(2) As of December 31, 2023, consisted of $250 million principal amount of our term loan due December 3, 2024.
(3) To hedge the variability in rates, we purchased interest rate swaps to lock in a fixed rate of approximately 5% over the remaining terms of the subordinated notes and capital securities.

LNC made interest payments to service debt to third parties of $311 million, $278 million and $269 million for the years ended December 31, 2023, 2022 and 2021, respectively.

For additional information about our short-term and long-term debt and our credit facilities, see Note 14.

Preferred Stock

In November 2022, we raised approximately $1 billion through the issuance of preferred stock, $780 million of which was contributed to LNL in the fourth quarter of 2022 to strengthen LNL’s statutory capital. We used the remaining proceeds to fund part of the repayment upon maturity of our 4.00% Senior Notes due September 1, 2023. For additional information, see Note 19.

Details underlying preferred stock dividends paid (in millions) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Series C preferred stock dividends	$36	$–	$–
Series D preferred stock dividends	46	–	–
Total preferred stock dividends	$82	$–	$–

Capital Contributions to Subsidiaries

LNC made capital contributions to subsidiaries of $7 million, $925 million and $65 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Return of Capital to Common Stockholders

One of our primary goals is to provide a return to our common stockholders through share price accretion, dividends and stock repurchases. In determining dividends, the Board of Directors takes into consideration items such as current and expected earnings, capital needs, rating agency considerations and requirements for financial flexibility. The amount and timing of share repurchases depends on key capital ratios, rating agency expectations, the generation of dividends from our subsidiaries and an evaluation of the costs and benefits associated with alternative uses of capital. We did not repurchase any shares of common stock under our buyback program during 2023. For additional information regarding share repurchases, see “Part II – Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – (c) Issuer Purchases of Equity Securities.”

Details underlying return of capital to common stockholders (in millions) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Dividends to common stockholders	$305	$310	$319
Repurchase of common stock	–	550	1,105
Total cash returned to common stockholders	$305	$860	$1,424

Number of shares repurchased	–	8.7	16.2

Alternative Sources of Liquidity

Inter-Company Cash Management Program

To promote effective short-term cash management strategies, we utilize an inter-company cash management program between LNC and participating subsidiaries under which each entity can lend to or borrow from the holding company to meet short-term borrowing needs. As of December 31, 2023, the holding company had a net receivable of $258 million due from certain subsidiaries in the inter-company cash management program. Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions. For our Indiana-domiciled insurance subsidiary, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC.

Facility Agreement for Senior Notes Issuance

LNC entered into a facility agreement in 2020 with a Delaware trust that gives LNC the right over a 10-year period to issue, from time to time, up to $500 million of 2.330% senior notes to the trust in exchange for a corresponding amount of U.S. Treasury securities held by the trust. By agreeing to purchase the 2.330% senior notes in exchange for U.S. Treasury securities upon exercise of the issuance right, the trust will provide a source of liquid assets for the Company. The issuance right will be exercised automatically in full upon our failure to make certain payments to the trust, if the failure to pay is not cured within 30 days, or upon certain bankruptcy events involving LNC. We are also required to exercise the issuance right in full if our consolidated stockholders’ equity (excluding AOCI) falls below a minimum threshold (which was $2.75 billion as of December 31, 2023, and is subject to adjustment from time to time in certain cases) and upon certain other events described in the facility agreement. For additional information, see Note 14.

Federal Home Loan Bank

Our primary insurance subsidiary, LNL, is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of December 31, 2023, LNL had an estimated maximum borrowing capacity of $7.0 billion under the FHLBI facility and maximum available borrowing based on qualifying assets of $5.1 billion. As of December 31, 2023, LNL had outstanding borrowings of $2.7 billion under this facility reported within payables for collateral on investments on the Consolidated Balance Sheets. LLANY is a member of the Federal Home Loan Bank of New York (“FHLBNY”) with an estimated maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of December 31, 2023, LLANY had no outstanding borrowings under this facility. For additional information, see “Payables for Collateral on Investments” in Note 4.

Securities Lending Programs and Repurchase Agreements

Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements. As of December 31, 2023, our insurance subsidiaries had securities pledged under securities lending agreements with a carrying value of $205 million. In addition, our insurance and reinsurance subsidiaries had access to $2.25 billion through committed repurchase agreements, of which $25 million was utilized as of December 31, 2023. The cash received in our securities lending programs and repurchase agreements is typically invested in cash and invested cash or fixed maturity AFS securities. For additional information, see “Payables for Collateral on Investments” in Note 4.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net collateral payable position) and posted with counterparties (when we are in a net collateral receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of December 31, 2023, we were in a net collateral payable position of $5.0 billion compared to $3.1 billion as of December 31, 2022. In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty. If we do not have sufficient high-quality securities or cash and invested cash to provide as collateral, we have committed liquidity sources through facilities that can provide up to $1.25 billion of additional liquidity to help meet collateral needs. Access to such facilities is contingent upon interest rates having achieved certain threshold levels. In addition to these facilities, we have the facility agreement for senior notes issuance, the FHLB facilities and the repurchase agreements discussed above as well as the five-year revolving credit facility discussed in Note 14 to leverage that would be eligible for collateral posting. For additional information, see “Credit Risk” in Note 6.

Material Cash Outflows

Details underlying our estimated material cash outflows as of December 31, 2023, were as follows:

	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Future contract benefits and policyholder account balances (1)	$22,361	$46,149	$46,824	$389,433	$504,767
Short-term and long-term debt (2)	250	700	500	4,381	5,831
Reserve financing and LOC expenses (3)	67	128	120	231	546
Payables for collateral on investments (4)	2,855	–	–	–	2,855
Investment commitments (5)	890	1,013	1,135	50	3,088
Operating leases (6)	43	66	44	9	162
Finance leases (6)	18	11	–	–	29
Certain financing arrangements (7)	152	396	137	6	691
Retirement and other plans (8)	100	196	189	440	925
Total	$26,736	$48,659	$48,949	$394,550	$518,894

(1) Estimates are based on financial projections over 40 years and are not discounted for the time value of money. New business issued or acquired, business ceded or sold, changes to or variances from actuarial assumptions and economic conditions will cause these amounts to change over time, possibly materially. See Note 1 for details of what these liabilities include and represent.
(2) Represents principal amounts of debt only. See Note 14 for additional information.
(3) Estimates are based on the level of capacity we expect to utilize during the life of the LOCs and other reserve financing arrangements. See Note 14 for additional information.
(4) Excludes collateral payable held for derivative investments. See Note 4 for additional information.
(5) See Note 4 for additional information.
(6) See Note 18 for additional information.
(7) Represents certain financing arrangements that did not meet the requirements to be classified as a sale-leaseback arrangement. See Note 18 for additional information.
(8) Includes anticipated funding for benefit payments for our retirement and postretirement plans through 2033 and known payments under deferred compensation arrangements. In addition to these benefit payments, we periodically fund the employees’ defined benefit plans. See Note 16 for additional information.

Ratings

Financial Strength Ratings

See “Part I – Item 1. Business – Financial Strength Ratings” for information on our financial strength ratings.

Credit Ratings

Our indicative credit ratings published by the primary rating agencies are set forth below. Securities are rated at the time of issuance so actual ratings may differ from the indicative ratings. There may be other rating agencies that also provide credit ratings, which we do not disclose in our reports. Each rating should be evaluated independently of any other rating. Our credit ratings assigned by Moody’s and S&P are on outlook stable, and our credit ratings assigned by AM Best and Fitch are on outlook negative

As of February 16, 2024, our indicative long-term credit ratings as published by the principal rating agencies that rate our long-term credit are indicated in the following table.

AM Best	Fitch	Moody's	S&P
“aaa to c”	“AAA to D”	“Aaa to C”	“AAA to D”
bbb+	BBB+	Baa2	BBB+
(8th of 22)	(8th of 23)	(9th of 21)	(8th of 22)

As of February 16, 2024, our indicative short-term credit ratings as published by the principal rating agencies that rate our short-term credit are indicated in the following table.

AM Best	Fitch	Moody's	S&P
“AMB-1+ to AMB-4”	“F1+ to D”	“P-1 to NP”	“A-1+ to D”
AMB-2	F2	P-2	A-2
(3rd of 6)	(3rd of 8)	(2nd of 4)	(3rd of 7)

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

With respect to accumulation and investment-oriented products, we seek to earn a stable and profitable spread, or margin, between investment income we earn on our investments and interest credited to account balances of our contract holders. If we have adverse experience on investments that cannot be passed on to customers, our spreads are reduced. The combination of a probable range of interest rate changes over the next 12 months, asset-liability management strategies, flexibility in adjusting policy crediting rate levels and protection afforded by policy surrender charges all work together to mitigate this risk. The interest rate scenarios of concern are those in which there is a substantial, relatively prolonged decrease in interest rates that is sustained over a long period or a rapid increase in interest rates.

Significant Interest Rate Exposures

The following provides a general measure of our significant interest rate risk; principal, including amortization of premiums and discounts, notional amounts, and estimated fair values of assets, liabilities and derivatives are shown by year of maturity (dollars in millions) as of December 31, 2023:

	2024	2025	2026	2027	2028	Thereafter	Total	Estimated Fair Value
Rate Sensitive Assets
Fixed maturity AFS securities:
Fixed interest rate securities	$4,088	$3,212	$3,788	$4,792	$4,498	$70,010	$90,388	$81,768
Average interest rate	3.5%	3.8%	3.5%	3.7%	4.1%	4.1%	4.0%
Variable interest rate securities	$208	$288	$515	$563	$517	$4,954	$7,045	$6,970
Average interest rate	10.6%	10.4%	10.1%	10.2%	9.9%	6.9%	7.9%
Trading securities:
Fixed interest rate securities	$86	$144	$83	$74	$58	$1,658	$2,103	$1,967
Average interest rate	5.0%	5.0%	4.3%	5.1%	4.9%	4.8%	4.8%
Variable interest rate securities	$5	$–	$6	$–	$–	$401	$412	$392
Average interest rate	2.5%	0.0%	7.2%	0.0%	0.0%	6.4%	6.4%
Mortgage loans on real estate:
Total mortgage loans	$947	$1,054	$1,427	$1,764	$2,179	$11,708	$19,079	$17,407
Average interest rate	4.2%	4.0%	3.7%	4.1%	4.4%	4.2%	4.2%
Rate Sensitive Liabilities
Investment type
insurance contracts (1)	$3,087	$2,503	$3,354	$3,892	$4,235	$26,845	$43,916	$40,923
Average interest rate (1)	3.5%	3.8%	3.6%	3.8%	4.2%	4.1%	4.0%
Debt	$250	$300	$400	$–	$500	$4,381	$5,831	$5,431
Average interest rate	6.6%	3.4%	3.6%	0.0%	3.8%	5.6%	5.2%
Rate Sensitive Derivative Financial Instruments
Interest rate, foreign currency swaps and forwards: (4)
Pay variable/receive fixed	$2,854	$689	$8,249	$805	$4,048	$28,054	$44,699	$(2,881)
Average pay rate	6.1%	5.2%	4.4%	4.9%	5.4%	5.0%	5.2%
Average receive rate	2.7%	3.4%	2.3%	2.8%	2.1%	2.5%	2.5%
Pay fixed/receive variable	$2,583	$1,155	$8,789	$325	$2,245	$21,800	$36,897	$1,767
Average pay rate	2.7%	4.1%	2.1%	1.0%	1.8%	2.6%	2.5%
Average receive rate	6.6%	5.4%	5.4%	5.0%	5.5%	5.6%	5.6%
Interest rate cap corridors:	$12,300	$–	$–	$–	$–	$–	$12,300	$–
Average buy strike rate (2)	6.0%	0.0%	0.0%	0.0%	0.0%	0.0%	6.0%
Average sell strike rate (2)	10.0%	0.0%	0.0%	0.0%	0.0%	0.0%	10.0%
Forward swap curve	3.5%	0.0%	0.0%	0.0%	0.0%	0.0%	3.5%
Reverse Treasury locks:
30-year on-the-run Treasury	$340	$–	$–	$–	$–	$–	$340	$(37)
Average strike rate	3.3%	0.0%	0.0%	0.0%	0.0%	0.0%	3.3%
Forward CMT curve (3)	4.0%	0.0%	0.0%	0.0%	0.0%	0.0%	4.0%
Total return swaps:
Pay variable/receive fixed	$164	$–	$–	$–	$–	$–	$164	$5
Pay fixed/receive variable	3,609	–	–	–	–	–	3,609	(129)
Interest rate futures:
2-year Treasury notes	$104	$–	$–	$–	$–	$–	$104	$–
5-year Treasury notes	20	–	–	–	–	–	20	–
10-year Treasury notes	329	–	–	–	–	–	329	–
Treasury bonds	139	–	–	–	–	–	139	–

(1) The information shown is for our fixed maturity securities and mortgage loans on real estate that support these insurance contracts.
(2) The indexes are the 5-year and 10-year constant maturity swap.
(3) The Constant Maturity Treasury (“CMT”) curve is the applicable 5-year, 10-year or 30-year CMT forward curve.
(4) Includes notional of $290 million and fair value of $5 million that support our modified coinsurance and funds withheld reinsurance agreements. Investment results for these agreements are passed directly to the reinsurers.

The following provides the principal, including amortization of premiums and discounts, notional amounts, and estimated fair values of assets, liabilities and derivatives (in millions) having significant interest rate risks as of December 31, 2022:

	Principal / Notional Amount	Estimated Fair Value
Fixed maturity AFS securities	$111,707	$99,736
Trading securities	3,833	3,498
Mortgage loans on real estate	18,399	16,553
Investment-type insurance contracts (1)	43,106	38,598
Debt	6,331	5,501
Interest rate and foreign currency swaps	79,734	(878)
Interest rate cap corridors	25,800	2
Reverse Treasury locks	1,305	(230)
Total return swaps	7,028	38
Interest rate futures	635	–

(1) The information shown is for our fixed maturity securities and mortgage loans on real estate that support these insurance contracts.

Effect of Interest Rate Sensitivity

The following table presents our estimate of the effect on income (loss) from operations by segment (in millions) for the next 12-month period if the level of interest rates were to instantaneously increase or decrease by 1% and remain at those levels immediately after December 31, 2023, relative to interest rates remaining flat:

	1% Increase	1% Decrease
Annuities (1)	$(20)	$21
Life Insurance	7	(7)
Group Protection	5	(5)
Retirement Plan Services	–	(5)
Other Operations	(9)	9
Income (loss) from operations	$(17)	$13

(1) Includes the impact on bond funds in our separate accounts, which move in the opposite direction of interest rates.

For purposes of this estimate, we assumed asset purchases are made at prevailing new money rates and exclude the impact of new business, unlocking, persistency, hedge program performance, reserve discounting caused by interest rate changes or customer behavior caused by the interest rate changes.

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

See Note 12 for information on excess crediting rates over contract minimums.

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

Short-Term and Long-Term Debt

We manage the timing of maturities and the mixture of fixed-rate and floating-rate debt as part of the process of integrated management of interest rate risk for the entire enterprise. See Note 14 for additional information on our debt.

Derivatives

See Note 6 for information on our derivatives used to hedge our exposure to changes in interest rates.

Equity Market Risk

Equity market risk is the risk of financial loss due to changes in the value of equity securities or equity indices. Our revenues, assets and liabilities are exposed to equity market risk that we often hedge with derivatives. However, earnings are affected by equity market movements on account balances and the related fees we earn on those balances.

Fee Income

The fees earned from variable annuities and variable life insurance products are exposed to the risk of a decline in equity market values. These fees are generally a fixed percentage of the market value of account balances. In a severe equity market decline, fee income could be reduced by not only reduced market valuations but also by customer withdrawals and redemptions. Such withdrawals and redemptions from equity funds and accounts might be partially offset by transfers to our fixed-income accounts and the transfer of funds to us from our competitors’ customers.

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

The following provides the sensitivity of price changes (in millions) to our equity assets owned and derivatives hedging equity market risk:

	As of December 31, 2023				As of December 31, 2022
	Carrying / Notional Value	Estimated Fair Value	10% Fair Value Increase (1)	10% Fair Value Decrease (1)	Carrying / Notional Value	Estimated Fair Value
Equity Assets
Domestic equities	$279	$279	$28	$(28)	$282	$282
Foreign equities	27	27	3	(3)	145	145
Total equity securities	306	306	31	(31)	427	427
Hedge funds	284	284	28	(28)	265	265
Private equities	3,893	3,893	389	(389)	2,793	2,793
Other equity interests	2	2	–	–	3	3
Total equity assets	$4,485	$4,485	$448	$(448)	$3,488	$3,488
Derivatives Hedging Equity
Market Risk
Call options (2)	$98,521	$7,623	$1,942	$(1,978)	$40,821	$4,330
Equity futures	1,627	–	(49)	49	983	–
Put options	100,856	(938)	68	(48)	47,206	(911)
Total return swaps	17,937	(667)	(899)	908	25,247	(144)
Total derivatives hedging
equity market risk	$218,941	$6,018	$1,062	$(1,069)	$114,257	$3,275

(1) Assumes a plus or minus 10% change in underlying indexes. Estimated fair value does not reflect daily settlement of futures or monthly settlement of total return swaps.
(2) Includes notional of $2.7 billion and fair value of $94 million that support our modified coinsurance and funds withheld reinsurance agreements. Investment results for these agreements are passed directly to the reinsurers.

Liabilities

We have exposure to changes in our stock price through both our deferred and stock-based incentive compensation plans. For additional information on our deferred and stock-based incentive compensations plans, see Notes 16 and 17, respectively.

Effect of Equity Market Sensitivity

If the level of the equity markets were to have instantaneously increased or decreased by 1% immediately after December 31, 2023, we estimate the effect on income (loss) from operations for the next 12-month period from the change in asset-based fees and related expenses would be approximately $12 million. For purposes of this estimate, we excluded any effect related to net flows, our annual assumption review, persistency, hedge program performance, policyholder behavior or reduction in account balances attributable to policyholder assessments.

 The effect of quarterly equity market changes upon fee income and asset-based expenses is generally not fully recognized in the first quarter of the change because fee income is earned and related expenses are incurred based upon daily variable account balances. The difference between the current period average daily variable account balances compared to the end-of-period variable account balances affects fee income in subsequent periods. Additionally, the effect on earnings may not necessarily be symmetrical with comparable increases or decreases in the equity markets. This discussion concerning the estimated effects of ongoing equity market volatility on the fees we earn from account balances is intended to be illustrative and is concentrated primarily in our Annuities and Retirement Plan Services segments. Actual effects may vary depending on a variety of factors, many of which are outside of our control, such as changing customer behaviors that might result in changes in the mix of our business between variable and fixed annuity contracts, switching among investment alternatives available within variable products, changes in sales production levels or changes in policy persistency. For purposes of this guidance, the change in account balances is assumed to correlate with the change in the relevant index.

Credit Risk

Credit risk is the risk to earnings and capital that arises from uncertainty of an obligor’s or counterparty’s ability or willingness to meet its obligations in accordance with contractually agreed upon terms. We are exposed to credit risk primarily by our investments in corporate bonds and mortgage loans on real estate and through our use of derivatives.

Investments

The majority of our credit risk is concentrated in investment holdings. Our portfolio of investments was $124.3 billion and $131.7 billion as of December 31, 2023 and 2022, respectively. Of this total, $71.3 billion and $81.3 billion consisted of corporate bonds and $19.0 billion and $18.3 billion consisted of mortgage loans on real estate as of December 31, 2023 and 2022, respectively. We manage the risk of adverse default experience on these investments by applying disciplined credit evaluation and underwriting standards, prudently limiting allocations to lower-quality, higher-yielding investments and diversifying exposures by issuer, industry, region and property type. For each counterparty or borrowing entity and its affiliates, our exposures from all transactions are aggregated and managed in relation to formal limits set by rating quality. Additional diversification limits, such as limits per industry, are also applied. We remain exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing.

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

We invest in fixed maturity securities denominated in foreign currencies for incremental return and risk diversification relative to U.S. dollar-denominated securities. We use foreign currency swaps to hedge the foreign exchange risk related to our investment in fixed maturity securities denominated in foreign currencies. As of December 31, 2023 and 2022, our unhedged positions consisted of $1 million and zero, respectively, of principal in U.S. dollar equivalents of foreign-denominated investments with maturity dates up to 2049 and an average interest rate of 3%. As of the same dates, our modified coinsurance portfolios were partially hedged and consisted of $156 million and $164 million, respectively, of principal in U.S. dollar equivalents of foreign denominated investments with maturity dates up to 2063 and an average interest rate of 6%. Investment results for our modified coinsurance agreements are passed directly to the reinsurers. See “Interest Rate Risk – Significant Interest Rate Exposures” above for our notional amounts in U.S. dollar equivalents (in millions) by year of maturity for our foreign currency swaps.

See Note 6 for additional information on our foreign currency swaps used to hedge our exposure to foreign currency exchange risk.

Market Risk Related to Certain Variable Annuity and Fixed Indexed Annuity Products

Our variable annuity and fixed indexed annuity contracts are exposed to market risks related to changes in the assumptions used in the original pricing of these products, including equity market, interest rate, and non-market actuarial assumptions. For additional information, see Note 10. We manage our exposure to market risks created by these fluctuations through a combination of product design elements and our hedge program. In addition, we utilize reinsurance to mitigate risk. For additional information, see Note 8 and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reinsurance.” Certain variable annuity GLB and GDB riders are accounted for as MRBs and recorded at fair value. For more information on the market risk sensitivities associated with MRBs, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Critical Accounting Estimates – Market Risk Benefits.”

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

Management assessed our internal control over financial reporting as of December 31, 2023, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on the assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year due to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with United States of America generally accepted accounting principles.

Remediation of Previously Reported Material Weakness

As previously reported, in the first quarter of 2023 management identified a material weakness in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, management’s review control did not detect an error in the accounting related to the recognition of realized gains on investments transferred in conjunction with a 2021 reinsurance transaction. The realized gains were included in the deferred gain on reinsurance rather than recognized as realized gains in the Consolidated Statements of Comprehensive Income (Loss). As a result, realized gains on investments was understated and the deferred gain on reinsurance was overstated by $498 million, net of tax. In the first quarter of 2023, the Company restated its consolidated financial statements as of and for the years ended December 31, 2022 and 2021 to reflect the correction of this error.

As of December 31, 2023, management has completed the remediation activities summarized below and has performed testing to evaluate the design and operating effectiveness of the controls. As a result, we concluded that we had remediated the material weakness as of that date.

Remediation Activities

Management took the following steps to remediate the material weakness:

1.We formed a technical review committee comprising cross-functional accounting, business, legal, and risk personnel that is in place and operating with a dedicated charter in overseeing the technical accounting and reporting implications of complex significant transactions;
2.We established protocols that are in place and operating, effectively enabling the involvement of external subject matter experts providing support and insights to management from third party firms;
3.We formalized the documentation and review of key considerations and critical decision matters resulting from significant reinsurance transactions by the aforementioned technical review committee; and
4.We communicated across the organization to reinforce the steps taken to strengthen the control environment related to significant reinsurance transactions.

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on the following page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lincoln National Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Lincoln National Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lincoln National Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 22, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 22, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lincoln National Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lincoln National Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2024 expressed an unqualified opinion thereon.

Adoption of ASU No. 2018-12

As discussed in Note 3 to the consolidated financial statements, on January 1, 2023, the Company adopted ASU No. 2018-12, Financial Services – Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts, with a transition date of January 1, 2021.

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

Future Contract Benefits Liability
Description of the Matter
At December 31, 2023, future contract benefits liabilities totaled $39.9 billion, a portion of which related to universal life-type contracts with secondary guarantees.

The future contract benefits liability related to these product guarantees is based on estimates of how much the Company will need to pay for future benefits and the amount of fees to be collected from policyholders for these policy features. As described in Notes 1 (see section on Future Contract Benefits), 3, and 13, to the consolidated financial statements, there is significant uncertainty inherent in estimating this liability because there is a significant amount of management judgment involved in developing certain assumptions that impact the liability balance, which include mortality rates and policyholder lapse behavior.

Auditing the valuation of future contract benefits liabilities related to these products was complex and required the involvement of our actuarial specialists due to the high degree of judgment used by management in setting the assumptions used in the estimate of the future contract benefits liability related to these products.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the future contract benefits liability estimation processes, including, among others, controls related to the review and approval processes that management has in place for the assumptions used in estimating the benefit ratio related to the future contract benefits liability. This included testing controls related to management’s evaluation of the need to update assumptions based on the comparison of actual Company experience to previous assumptions.

We involved actuarial specialists to assist with our audit procedures which included, among others, an evaluation of the methodology applied by management with those methods used in prior periods. To assess the significant assumptions used by management, we compared the significant assumptions noted above to historical experience and management’s estimates of prospective changes in these assumptions. In addition, we performed an independent recalculation of benefit ratio cash flows related to the future policy benefit reserves for a sample of cohorts or contracts which we compared to the actuarial model used by management.

Market Risk Benefits
Description of the Matter
The Company’s market risk benefits (“MRBs”) assets and liabilities totaled $3.9 billion and $1.7 billion, as of December 31, 2023, respectively, a portion of which relates to MRBs associated with variable and fixed annuity contracts issued through separate accounts that may include guaranteed living benefit and guaranteed death benefit features. As described in Notes 1 (see section on MRBs), 3, 10 and 15 to the consolidated financial statements, there is a significant amount of estimation uncertainty inherent in measuring the fair value of the MRBs because of the sensitivity of certain assumptions underlying the estimate, including equity market return, volatility, policyholder lapse and benefit utilization. Management’s assumptions are adjusted over time for emerging experience and expected changes in trends, resulting in changes to the estimated fair value of the MRBs.

Auditing the valuation of the MRBs was complex and required the involvement of our actuarial specialists due to the high degree of judgment used by management in setting the assumptions used to estimate the fair value of MRBs.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the MRBs estimation process, including, among others, controls related to the review and approval processes that management has in place to develop the assumptions used in measuring the fair value of the MRBs. This included testing controls related to management’s evaluation of current and future capital market performance and the need to update actuarial lapse and benefit utilization assumptions.

We involved actuarial specialists to assist with our audit procedures which included, among others, an evaluation of the methodology applied by management with those methods used in prior periods. To assess the significant assumptions used by management, we compared the significant assumptions noted above to historical experience, observable market data or management’s estimates of prospective changes in these assumptions. In addition, we performed an independent recalculation of the MRBs for a sample of contracts which we compared to the fair value model used by management.

Accounting for Reinsurance of Universal Life Insurance Products with Secondary Guarantees, MoneyGuard® and Fixed Annuities Blocks of Business
Description of the Matter
As discussed in Note 8 to the consolidated financial statements, in May 2023, the Company entered into reinsurance agreements with Fortitude Reinsurance Company Ltd. (“Fortitude Re”) to cede in-force universal life insurance products with secondary guarantees (“ULSG”), MoneyGuard® and fixed annuities blocks of business to Fortitude Re with an effective date of October 1, 2023. A portion of the reinsurance agreements are accounted for using deposit accounting representing a $12.0 billion deposit asset as of December 31, 2023, with the remainder accounted for as reinsurance representing a $10.5 billion asset included in reinsurance recoverables and a $2.7 billion deferred loss included in other assets as of December 31, 2023. The Company recorded funds withheld reinsurance liabilities of $9.9 billion as of December 31, 2023 related to the retained portfolio of assets relating to the MoneyGuard® policies.

Auditing the reinsurance agreements was complex due to the multiple elements of the transaction, including the evaluation of deposit accounting versus reinsurance accounting for each line of business and determination of the reinsurance recoverables, deferred loss, deposit asset and funds withheld reinsurance liabilities.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over the accounting for the reinsurance agreements including, among others, controls related to the application of deposit or reinsurance accounting, the determination of the reinsurance recoverables, deferred loss, deposit asset and funds withheld reinsurance liabilities.

We involved actuarial specialists to assist with our audit procedures which included, among others, assessing and confirming the terms of the agreements with Fortitude Re, evaluating management’s risk transfer conclusion, testing the fair value of the consideration transferred, testing the calculation of the deferred loss, reconciling the funds withheld reinsurance liabilities to the underlying investment portfolio and reconciling the deposit asset and reinsurance recoverables to the recorded reserves based on the terms of the reinsurance agreements.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1966.
Philadelphia, Pennsylvania
February 22, 2024

LINCOLN NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of December 31,
	2023	2022
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2023 - $97,433; 2022 - $111,707; allowance for credit losses: 2023 - $19; 2022 - $22)	$88,738	$99,736
Trading securities	2,359	3,498
Equity securities	306	427
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2023 - $288; 2022 - $487)	18,963	18,301
Policy loans	2,476	2,359
Derivative investments	6,474	3,594
Other investments	5,015	3,739
Total investments	124,331	131,654
Cash and invested cash	3,365	3,343
Deferred acquisition costs, value of business acquired and deferred sales inducements	12,397	12,235
Reinsurance recoverables, net of allowance for credit losses	29,843	19,953
Deposit assets, net of allowance for credit losses	28,789	11,628
Market risk benefit assets	3,894	2,807
Accrued investment income	1,082	1,253
Goodwill	1,144	1,144
Other assets	9,311	6,778
Separate account assets	158,257	143,536
Total assets	$372,413	$334,331
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Policyholder account balances	$120,737	$114,435
Future contract benefits	39,864	38,826
Funds withheld reinsurance liabilities	17,641	5,740
Market risk benefit liabilities	1,716	2,078
Deferred front-end loads	5,901	5,091
Payables for collateral on investments	8,105	6,712
Short-term debt	250	500
Long-term debt	5,699	5,955
Other liabilities	7,350	6,356
Separate account liabilities	158,257	143,536
Total liabilities	365,520	329,229
Contingencies and Commitments (See Note 18)
Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized:
Series C preferred stock – 20,000 shares authorized, issued and outstanding as of December 31, 2023	493	493
Series D preferred stock – 20,000 shares authorized, issued and outstanding as of December 31, 2023	493	493
Common stock – 800,000,000 shares authorized; 169,666,137 and 169,220,511 shares
issued and outstanding as of December 31, 2023, and December 31, 2022, respectively	4,605	4,544
Retained earnings	4,778	5,924
Accumulated other comprehensive income (loss)	(3,476)	(6,352)
Total stockholders’ equity	6,893	5,102
Total liabilities and stockholders’ equity	$372,413	$334,331

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)

	For the Years Ended December 31,
	2023	2022	2021
Revenues
Insurance premiums	$3,672	$6,087	$5,617
Fee income	5,467	5,603	6,039
Net investment income	5,879	5,515	6,111
Realized gain (loss)	(4,311)	840	(867)
Amortization of deferred gain (loss) on business sold through reinsurance	38	42	38
Other revenues	900	723	777
Total revenues	11,645	18,810	17,715
Expenses
Benefits	6,138	8,479	8,503
Interest credited	3,248	2,877	2,929
Market risk benefit (gain) loss	(2,264)	(3,246)	(3,753)
Policyholder liability remeasurement (gain) loss	(152)	2,766	(183)
Commissions and other expenses	5,339	5,125	5,219
Interest and debt expense	331	283	270
Spark program expense	153	167	87
Impairment of intangibles	–	634	–
Total expenses	12,793	17,085	13,072
Income (loss) before taxes	(1,148)	1,725	4,643
Federal income tax expense (benefit)	(396)	367	865
Net income (loss)	(752)	1,358	3,778
Other comprehensive income (loss), net of tax:
Unrealized investment gain (loss)	3,715	(18,059)	(3,287)
Market risk benefit non-performance risk gain (loss)	(671)	(210)	(923)
Policyholder liability discount rate remeasurement gain (loss)	(160)	2,012	591
Foreign currency translation adjustment	8	(20)	(2)
Funded status of employee benefit plans	(16)	(59)	47
Total other comprehensive income (loss), net of tax	2,876	(16,336)	(3,574)
Comprehensive income (loss)	$2,124	$(14,978)	$204

Net Income (Loss) Per Common Share
Basic	$(4.92)	$7.93	$20.17
Diluted	(4.92)	7.78	19.96

Cash Dividends Declared Per Preferred Share
Series C preferred stock	$1,792.19	$–	$–
Series D preferred stock	2,306.25	–	–

Cash Dividends Declared Per Common Share	$1.80	$1.80	$1.71

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	For the Years Ended December 31,
	2023	2022	2021
Preferred Stock
Balance as of beginning-of-year	$986	$–	$–
Issuance of Series C preferred stock	–	493	–
Issuance of Series D preferred stock	–	493	–
Balance as of end-of-year	986	986	–

Common Stock
Balance as of beginning-of-year	4,544	4,735	5,082
Stock compensation/issued for benefit plans	61	40	85
Retirement of common stock/cancellation of shares	–	(231)	(432)
Balance as of end-of-year	4,605	4,544	4,735

Retained Earnings
Balance as of beginning-of-year	5,924	5,196	8,686
Cumulative effect from adoption of new accounting standards	–	–	(6,273)
Net income (loss)	(752)	1,358	3,778
Retirement of common stock	–	(319)	(673)
Preferred stock dividends declared	(82)	–	–
Common stock dividends declared	(312)	(311)	(322)
Balance as of end-of-year	4,778	5,924	5,196

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	(6,352)	9,984	8,931
Cumulative effect from adoption of new accounting standards	–	–	4,627
Other comprehensive income (loss), net of tax	2,876	(16,336)	(3,574)
Balance as of end-of-year	(3,476)	(6,352)	9,984
Total stockholders’ equity as of end-of-year	$6,893	$5,102	$19,915

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$(752)	$1,358	$3,778
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Realized (gain) loss	4,311	(840)	867
Market risk benefit (gain) loss	(2,264)	(3,246)	(3,753)
Sales and maturities (purchases) of trading securities, net	1,301	300	(87)
Amortization of deferred gain (loss) on business sold through reinsurance	(38)	(42)	(38)
Impairment of intangibles	–	634	–
Net operating cash payments related to closing Fortitude Re reinsurance transaction	(1,438)	–	–
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads	637	488	475
Accrued investment income	4	(67)	16
Insurance liabilities and reinsurance-related balances	(3,681)	4,419	(2,337)
Accrued expenses	109	(91)	399
Federal income tax accruals	(396)	421	864
Other	133	275	(401)
Net cash provided by (used in) operating activities	(2,074)	3,609	(217)
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(11,131)	(14,813)	(16,915)
Sales of available-for-sale securities and equity securities	4,013	2,297	2,268
Maturities of available-for-sale securities	5,670	5,453	9,621
Purchases of alternative investments	(630)	(664)	(757)
Sales and repayments of alternative investments	111	446	377
Issuance of mortgage loans on real estate	(1,946)	(2,507)	(3,079)
Repayment and maturities of mortgage loans on real estate	1,268	2,255	1,881
Repayment (issuance) of policy loans, net	(119)	5	62
Net change in collateral on investments, certain derivatives and related settlements	(260)	(4,070)	3,261
Other	(310)	(48)	(303)
Net cash provided by (used in) investing activities	(3,334)	(11,646)	(3,584)
Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(500)	(300)	–
Issuance of long-term debt, net of issuance costs	–	296	–
Payment related to modification or early extinguishment of debt	–	–	(8)
Payment related to sale-leaseback transactions	(79)	(70)	(59)
Proceeds from certain financing arrangements	86	186	159
Payment related to certain financing arrangements	(49)	–	–
Net financing cash proceeds related to closing Fortitude Re reinsurance transaction	1,246	–	–
Deposits of fixed account balances	16,404	16,203	13,426
Withdrawals of fixed account balances	(10,660)	(7,674)	(7,174)
Transfers from (to) separate accounts, net	(624)	19	(175)
Common stock issued for benefit plans	(7)	(16)	20
Issuance of preferred stock, net of issuance costs	–	986	–
Repurchase of common stock	–	(550)	(1,105)
Dividends paid to preferred stockholders	(82)	–	–
Dividends paid to common stockholders	(305)	(310)	(319)
Other	–	(2)	(60)
Net cash provided by (used in) financing activities	5,430	8,768	4,705
Net increase (decrease) in cash, invested cash and restricted cash	22	731	904
Cash, invested cash and restricted cash as of beginning-of-year	3,343	2,612	1,708
Cash, invested cash and restricted cash as of end-of-year	$3,365	$3,343	$2,612

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations

Lincoln National Corporation and its subsidiaries (“LNC” or the “Company,” which also may be referred to as “we,” “our” or “us”) operate multiple insurance businesses through four business segments: Annuities, Life Insurance, Group Protection and Retirement Plan Services. In addition, we include financial data for operations that are not directly related to our business segments in Other Operations. The collective group of businesses uses “Lincoln Financial Group” as its marketing identity. Through our business segments, we sell a wide range of wealth accumulation, wealth protection, group protection and retirement income products and solutions. These products primarily include variable annuities, fixed annuities (including indexed), registered index-linked annuities (“RILA”), universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL and VUL, indexed universal life insurance (“IUL”), term life insurance, group life, disability and dental and employer-sponsored retirement plans and services. For more information on our segments and the products and solutions we provide, see Note 20.

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”). Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized below.

Certain amounts reported in prior year’s Consolidated Balance Sheet have been reclassified to conform to the presentation adopted in the current year.

On January 1, 2023, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts and related amendments (“ASU 2018-12”) with a transition date of January 1, 2021. ASU 2018-12 updated accounting and reporting requirements for long-duration contracts and certain investment contracts issued by insurance entities. We adopted ASU 2018-12 under the modified retrospective approach, except for market risk benefits (“MRBs”), which applied the full retrospective approach. Our consolidated financial statements are presented under the new guidance for reporting periods beginning January 1, 2021.

We present disaggregated disclosures in the Notes below for long-duration insurance balances, applying the level of aggregation by reportable segment as follows:

Reportable Segment	Level of Aggregation
Annuities	Variable Annuities
Fixed Annuities
Payout Annuities
Life Insurance	Traditional Life
UL and Other
Group Protection	Group Protection
Retirement Plan Services	Retirement Plan Services

The variable annuities level of aggregation includes RILA products, which are indexed variable annuities. The fixed annuities level of aggregation represents deferred fixed annuities. We have excluded amounts reported in Other Operations from our disaggregated disclosures that are attributable to the indemnity reinsurance agreements with Protective Life Insurance Company (“Protective”) and Swiss Re Life & Health America, Inc (“Swiss Re”) as these contracts are fully reinsured, run-off institutional pension business in the form of group annuity and the results of certain disability income business and not reflected in the results of the reportable segments listed above.

Sale of Wealth Management Business

On December 14, 2023, we announced that we had entered into a Stock Purchase Agreement with Osaic Holdings, Inc., a Delaware corporation (“Osaic”), pursuant to which Osaic agreed to acquire all of the ownership interests in the subsidiaries of the Company that comprise the Company’s wealth management business, which include Lincoln Financial Securities Corporation and Lincoln Financial Advisors Corporation. We anticipate the transaction will close in the first half of 2024, subject to receipt of required regulatory approvals and satisfying other customary closing conditions.

As of December 31, 2023, we had assets of $131 million and liabilities of $60 million classified as held-for-sale and reported within other assets and other liabilities, respectively, on our Consolidated Balance Sheets. The assets are reported primarily within Other Operations in Note 20.

Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of LNC and all other entities in which we have a controlling financial interest and any variable interest entities (“VIEs”) in which we are the primary beneficiary. We use the equity method of accounting to recognize all of our investments in limited partnerships (“LPs”). All material inter-company accounts and transactions have been eliminated in consolidation.

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

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. In applying these estimates and assumptions, management makes subjective and complex judgments that frequently require assumptions about matters that are uncertain and inherently subject to change. Actual results could differ from these estimates and assumptions. Included among the material (or potentially material) reported amounts and disclosures that require use of estimates are: fair value of certain financial assets, derivatives, allowances for credit losses, goodwill and other intangibles, MRBs, future contract benefits, income taxes including the recoverability of our deferred tax assets, and the potential effects of resolving litigated matters.

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

For a debt security, if we intend to sell a security, or it is more likely than not we will be required to sell a debt security before recovery of its amortized cost basis and the fair value of the debt security is below amortized cost, we conclude that an impairment has occurred and the amortized cost is written down to current fair value, with a corresponding charge to realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). For debt securities where impairment has been recognized, the difference between the new amortized cost basis and the cash flows expected to be collected are accreted as interest income and recognized in net investment income on the Consolidated Statements of Comprehensive Income (Loss). If we do not intend to sell a debt security, or it is not more likely than not we will be required to sell a debt security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the debt security (referred to as the credit loss), we conclude that an impairment has occurred, and a credit loss allowance is recorded, with a corresponding charge to realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). The remainder of the decline to fair value related to factors other than credit loss is recorded in other comprehensive income (“OCI”) to unrealized losses on fixed maturity AFS securities on the Consolidated Statements of Stockholders’ Equity, as this amount is considered a noncredit impairment.

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
•The current and expected timing of contractual maturities of our assets and liabilities, expectations of prepayments on investments and expectations for surrenders and withdrawals of annuity contracts and life insurance policies;
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

In periods subsequent to the recognition of a credit loss impairment through a credit loss allowance, we continue to reassess the expected cash flows of the debt security at each subsequent measurement date as necessary. If the measurement of credit loss changes, we recognize a provision for (or reversal of) credit loss expense through realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss), limited by the amount that amortized cost exceeds fair value. Losses are charged against the allowance for credit losses when management believes the uncollectibility of a debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest on debt securities is written-off through net investment income on the Consolidated Statements of Comprehensive Income (Loss) when deemed uncollectible.

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

Mortgage Loans on Real Estate

Mortgage loans on real estate consist of commercial and residential mortgage loans and are generally carried at unpaid principal balances adjusted for amortization of premiums and accretion of discounts and are net of allowance for credit losses. We carry certain mortgage loans associated with modified coinsurance agreements at fair value where the fair value option has been elected. Interest income is accrued on the principal balance of the loan based on the loan’s contractual interest rate. Premiums and discounts are amortized using the effective yield method over the life of the loan. Interest income and amortization of premiums and discounts are reported in net investment income on the Consolidated Statements of Comprehensive Income (Loss) along with mortgage loan fees, which are recorded as they are incurred.

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

Derivative Instruments

We hedge certain portions of our exposure to interest rate risk, foreign currency exchange risk, equity market risk, basis risk, commodity risk and credit risk by entering into derivative transactions. Our derivative instruments are recognized as either assets or liabilities on the Consolidated Balance Sheets at estimated fair value. We have master netting agreements with each of our derivative counterparties that allow for the netting of our derivative asset and liability positions by counterparty. We categorize derivatives into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique as discussed above in “Fair Value Measurement.” The accounting for changes in the estimated fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument based upon the exposure being hedged: as a cash flow hedge or a fair value hedge.

For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of AOCI and reclassified into net income in the same period or periods during which the hedged transaction affects net income. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in net income during the period of change in estimated fair values. For derivative instruments not designated as hedging instruments, but that are economic hedges, the gain or loss is recognized in net income.

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

Alternative investments consist primarily of investments in LPs. We account for our investments in LPs using the equity method to determine the carrying value. Recognition of alternative investment income is delayed due to the availability of the related financial statements, which are generally obtained from the partnerships’ general partners. As a result, our private equity investments are generally on a three-month delay and our hedge funds are on a one-month delay. In addition, the impact of audit adjustments related to completion of calendar-year financial statement audits of the investees are typically received during the second quarter of each calendar year. Accordingly, our investment income from alternative investments for any calendar-year period may not include the complete impact of the change in the underlying net assets for the partnership for that calendar-year period.

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

DAC, VOBA, DSI and DFEL

Acquisition costs directly related to successful contract acquisitions or renewals of annuities, UL, VUL, traditional life insurance, group life and disability insurance and other investment contracts have been deferred (i.e., DAC). Such acquisition costs are capitalized in the period they are incurred and primarily include commissions, certain bonuses, a portion of total compensation and benefits of certain employees involved in the acquisition process and medical and inspection fees. VOBA is an intangible asset that reflects the estimated fair value of in-force contracts in a life insurance company acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the business in force at the acquisition date. Bonus credits and excess interest for dollar cost averaging contracts are considered DSI and reported in deferred acquisition costs, value of business acquired and deferred sales inducements on the Consolidated Balance Sheets. Contract sales charges that are collected in the early years of an insurance contract are deferred and reported as deferred front-end loads on the Consolidated Balance Sheets.

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

The following provides a summary of our DAC, VOBA, DSI and DFEL amortization basis and expected amortization period by reportable segment:

Reportable Segment	Amortization Basis	Expected Amortization Period
Annuities	Total deposits paid to date on policies in force	Between 30 to 40 years
Life Insurance	Policy count of policies in force	On average 60 years
Group Protection	Group certificate contracts in force	4 years
Retirement Plan Services	Lives in force	Between 40 to 50 years

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

In order for a reinsurance agreement to qualify for reinsurance accounting, the agreement must satisfy certain risk transfer conditions that include, among other items, a reasonable possibility of a significant loss for the assuming entity. When we apply reinsurance accounting, insurance premiums, benefits and DAC and VOBA amortization are reported net of reinsurance ceded, as applicable, on the Consolidated Statements of Comprehensive Income (Loss). Amounts currently recoverable, such as ceded reserves, other than ceded MRBs, are reported in reinsurance recoverables, and amounts currently payable to the reinsurers, such as premiums, are included in other liabilities on the Consolidated Balance Sheets.

In a modified coinsurance or coinsurance with funds withheld reinsurance structured agreement, the investments that would have been sent to the reinsurer as premiums are withheld by us and remain on our Consolidated Balance Sheets, with the existing accounting maintained. A corresponding liability is recognized on our Consolidated Balance Sheets within funds withheld reinsurance liabilities representing our obligation to pay the reinsurer. This liability includes embedded derivatives, which are total return swaps with contractual returns that are attributable to various assets and liabilities associated with these reinsurance agreements. The changes in the embedded derivative liabilities are reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

We use deposit accounting to recognize reinsurance agreements that do not transfer significant insurance risk. This accounting treatment results in amounts paid or received by our insurance subsidiaries to be considered on deposit with the reinsurer and such amounts are reported in deposit assets, net of allowance for credit losses and other liabilities, respectively, on the Consolidated Balance Sheets. As amounts are paid or received, consistent with the underlying contracts, deposit assets or liabilities are adjusted.

Reinsurance recoverables are measured and recognized consistent with the liabilities related to the underlying contracts. The interest assumption used for discounting reinsurance recoverables associated with limited payment life-contingent annuity contracts and non-participating traditional life insurance contracts is the upper-medium grade fixed income instrument (“single-A”) interest rate locked-in at the reinsurance contract issuance date. We remeasure reinsurance recoverables associated with limited payment life-contingent annuity contracts and non-participating traditional life insurance contracts with the current single-A interest rate as of the end of each reporting period. Ceded MRBs are accounted for separately from reinsurance recoverables. See “MRBs” below for additional information.

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

Where applicable, gains or losses recognized on reinsurance transactions are deferred and amortized into net income (loss) using an amortization basis reflective of the characteristics of the underlying ceded business. Our deferred gains and losses on reinsurance of our interest-sensitive life insurance products are recognized over the projected life of the policies, based on projected profitability or projected reserve development for blocks with negative profitability. Our deferred gains and losses on reinsurance of our annuity products are recognized over the period in which the majority of account balances is expected to run off. Deferred gains and losses are reported within other liabilities and other assets, respectively, on the Consolidated Balance Sheets.

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

Other Assets and Other Liabilities

Other assets consist primarily of deferred loss on business sold through reinsurance, current and deferred taxes, certain reinsurance assets, property and equipment, balances associated with corporate-owned and bank-owned life insurance, receivables resulting from sales of securities that had not yet settled as of the balance sheet date, premiums and fees receivable, specifically identifiable intangible assets, funds withheld reinsurance assets, operating lease right-of-use (“ROU”) assets, finance lease assets, ceded MRB liabilities and other receivables and prepaid expenses. Other liabilities consist primarily of other policyholder liabilities, pension and other employee benefit liabilities, certain financing arrangements, payables resulting from purchases of securities that had not yet settled as of the balance sheet date, derivative instrument liabilities, ceded MRB assets, certain reinsurance payables, deferred gain on business sold through reinsurance, long-term operating lease liabilities, finance lease liabilities and other accrued expenses.

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

The LFPB associated with limited payment life-contingent annuity contracts and non-participating traditional life insurance contracts is measured using a net premium ratio approach. This approach accrues expected benefits and claims in proportion to the premium revenue recognized. For life-contingent payout annuity contracts with limited premium payments, as premium collection is not the completion of the earnings process, gross premiums in excess of net premiums are deferred. This excess of gross premiums received over the related net premiums is referred to as the deferred profit liability (“DPL”). The DPL is included in the LFPB, and profits are recognized over the life of the contracts.

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

The business written or assumed by us includes participating life insurance contracts, under which the policyholder is entitled to share in the earnings of such contracts via receipt of dividends. The dividend scale for participating policies is reviewed annually and may be adjusted to reflect recent experience and future expectations. As of December 31, 2023, 2022 and 2021, participating policies comprised less than 1% of the face amount of business in force, and dividend expenses were $41 million, $49 million and $48 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

MRBs are valued based on a stochastic projection of risk-neutral scenarios that incorporate a spread reflecting our non-performance risk. Ceded MRBs are valued based on a stochastic projection of risk-neutral scenarios that incorporate a spread reflecting our counterparties’ non-performance risk. The scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant and include assumptions for capital markets, policyholder behavior (e.g., policy lapse, rider utilization, etc.) mortality, risk margin and administrative expenses. These assumptions are based on a combination of historical data and actuarial judgments. During the third quarter of each year, we conduct our comprehensive review of the actuarial assumptions and projection models used in estimating these MRBs and update these assumptions on a prospective basis as needed. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update. The assumptions for our own non-performance risk and our counterparties’ non-performance risk for MRBs and ceded MRBs, respectively, are determined at each valuation date and reflect our and our counterparties’ risks of not fulfilling the obligations of the underlying liability. The spread for the non-performance risk is added to the discount rates used in determining the fair value from the net cash flows. For information on fair value inputs, see Note 15.

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

Wholesaling-related 12b-1 fees received from separate account fund sponsors as compensation for servicing the underlying mutual funds are recorded as revenues based on a contractual percentage of the market value of mutual fund assets over the period shares are owned by customers. Net investment advisory fees related to asset management of certain separate account funds are recorded as revenues based on a contractual percentage of the customer’s managed assets over the period advisory services are provided. Fee income related to 12b-1 fees and net investment advisory fees, reported primarily within our Annuities segment, was $715 million, $743 million and $848 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Insurance Premiums

Insurance premiums consist primarily of group insurance products, payout annuities with life contingencies and traditional life insurance. These insurance premiums are recognized as revenue when due.

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

Realized Gain (Loss)

Realized gain (loss) includes realized gains and losses from the sale of investments, write-downs for impairments of investments and changes in the allowance for credit losses for financial assets, changes in fair value of mortgage loans on real estate accounted for under the fair value option, changes in fair value of equity securities, certain derivative and embedded derivative gains and losses, gains and losses on the sale of subsidiaries and businesses and net gains and losses on reinsurance-related embedded derivatives and trading securities. Realized gains and losses on the sale of investments are determined using the specific identification method. Realized gain (loss) is reported net of allocations of investment gains and losses to certain policyholders, certain funds withheld on reinsurance arrangements and certain modified coinsurance arrangements for which we have a contractual obligation to cede realized gains and losses to the reinsurer.

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

Other Revenues

Other revenues consist primarily of fees attributable to broker-dealer services recorded as performance obligations are met, either at the time of sale or over time based on a contractual percentage of customer account balances, and proceeds from reinsurance recaptures. The broker-dealer services primarily relate to our retail sales network and consist of commission revenue for the sale of non-affiliated securities recorded on a trade date basis and advisory fee income. Advisory fee income is asset-based revenues recorded as earned based on a contractual percentage of customer account balances. Other revenues attributable to broker-dealer services and advisory fee income, reported primarily within our Annuities segment, were $564 million, $584 million and $628 million for the years ended December 31, 2023, 2022 and 2021, respectively. Other revenues earned by our Group Protection segment consist of fees from administrative services performed, which are recognized as performance obligations are met over the terms of the underlying agreements, and were $210 million, $203 million and $180 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Interest Credited

We credit interest to our policyholder account balances based on the contractual terms supporting our products.

Benefits

Benefits for UL and other interest-sensitive life insurance products include benefit claims incurred during the period in excess of contract account balances. Benefits also include the change in reserves for annuity products with guaranteed death and living benefits, certain annuities with life contingencies and life insurance products with secondary guarantee benefits. For traditional life, group life and disability income products, benefits are recognized when incurred in a manner consistent with the related premium recognition policies.

Policyholder Liability Remeasurement Gain (Loss)

Policyholder liability remeasurement gain (loss) recognized in net income (loss) includes remeasurement gains and losses resulting from updates in cash flow assumptions and actual variance from expected experience used in the net premium ratio or benefit ratio calculation for future policy benefits associated with limited payment life-contingent annuity products and traditional life insurance, liabilities for future claims associated with our group products, and additional liabilities for other insurance benefits on certain guaranteed benefits associated with our UL products.

Policyholder liability remeasurement gain (loss) recognized in OCI includes any changes resulting from the discount rate remeasurement of future policy benefits associated with limited payment life-contingent annuity products and traditional life insurance and liabilities for future claims associated with our group products as of each reporting period.

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

We use the individual security approach for releasing income tax effects from AOCI.

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
March 12, 2020 through December 31, 2024
This standard may be elected and applied prospectively. We utilized certain practical expedients under this guidance for contract modifications and to maintain hedge accounting for certain derivatives from the effective date through December 31, 2023. This ASU has not had a material impact to our consolidated financial condition and results of operations to date, and we do not expect future material impacts through the close of the ASU effective date on December 31, 2024.

ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts and related amendments	See Note 3 for information about ASU 2018-12.	January 1, 2023
We adopted this ASU effective January 1, 2023, with a transition date of January 1, 2021, using a modified retrospective approach, except for MRBs for which we applied a full retrospective transition approach. See Note 3 for transition disclosures related to the adoption of this ASU.

3. Adoption of ASU 2018-12

On January 1, 2023, we adopted ASU 2018-12 with a transition date of January 1, 2021. ASU 2018-12 updated accounting and reporting requirements for long-duration contracts and certain investment contracts issued by insurance entities. We adopted ASU 2018-12 under the modified retrospective approach, except for MRBs, which applied the full retrospective approach. Our consolidated financial statements are presented under the new guidance for reporting periods beginning January 1, 2021.

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

The following table presents the cumulative effect adjustments (in millions), after-tax and shown as increase (decrease), to the components of stockholders’ equity due to the adoption of ASU 2018-12 as of January 1, 2021, by primary accounting topic:

			Total Stockholders’ Equity
	Retained Earnings	AOCI

Shadow impacts:
DAC, VOBA, DSI and DFEL	$–	$2,271	$2,271
Additional liabilities for other
insurance benefits	–	1,197	1,197
LFPB and other (1)	(187)	(1,715)	(1,902)
MRBs (2)	(6,086)	2,874	(3,212)
Total	$(6,273)	$4,627	$(1,646)

(1) Includes impacts to reserves and ceded reserves reported within future contract benefits and reinsurance recoverables, respectively on the Consolidated Balance Sheets, excluding shadow impacts on additional liabilities for other insurance benefits.
(2) Includes impacts related to MRB assets and MRB liabilities reported on the Consolidated Balance Sheets, and ceded MRBs reported within other assets on the Consolidated Balance Sheets.

The following table summarizes the effect of the adoption of ASU 2018-12 as of January 1, 2021, (in millions) on the Consolidated Balance Sheets:

	Retained Earnings	AOCI	Total Stockholders’ Equity

DAC, VOBA and DSI	$–	$6,079	$6,079
Reinsurance recoverables	607	2,431	3,038
Other assets (1)	242	–	242
Future contract benefits	(844)	(3,088)	(3,932)
MRBs, net	(7,956)	3,656	(4,300)
DFEL	–	(3,190)	(3,190)
Other liabilities (2)	1,678	(1,261)	417
Total	$(6,273)	$4,627	$(1,646)

(1) Consists primarily of ceded MRB adjustments.
(2) Consists of state and federal tax adjustments.

The following table summarizes the changes in DAC, VOBA and DSI, pre-tax, (in millions) due to the adoption of ASU 2018-12 and reconciles this balance to the Consolidated Balance Sheets:

	Balance Pre-Adoption December 31, 2020	Impact from Removal of Shadow Balances from AOCI	Balance Post-Adoption January 1, 2021

DAC
Variable Annuities	$3,518	$52	$3,570
Fixed Annuities	264	215	479
Traditional Life	1,082	–	1,082
UL and Other	394	5,031	5,425
Group Protection	187	–	187
Retirement Plan Services	120	112	232
Total DAC	5,565	5,410	10,975

VOBA
Fixed Annuities	–	23	23
Traditional Life	67	–	67
UL and Other	180	630	810
Total VOBA	247	653	900

DSI (1)
Variable Annuities	148	2	150
Fixed Annuities	17	13	30
UL and Other	35	–	35
Retirement Plan Services	13	1	14
Total DSI	213	16	229
Total DAC, VOBA and DSI	$6,025	$6,079	$12,104

(1) Pre-adoption DSI balance was previously reported in other assets on the Consolidated Balance Sheets.

The following table summarizes the changes in DFEL, pre-tax, (in millions) due to the adoption of ASU 2018-12 and reconciles this balance to the Consolidated Balance Sheets:

	Balance Pre-Adoption December 31, 2020	Impact from Removal of Shadow Balances from AOCI	Balance Post-Adoption January 1, 2021

DFEL (1)
Variable Annuities	$288	$5	$293
UL and Other	113	3,185	3,298
Total DFEL	$401	$3,190	$3,591

(1) Pre-adoption DFEL balance was previously reported in other contract holder funds on the Consolidated Balance Sheets.

The following table summarizes the changes in future contract benefits, pre-tax, (in millions) due to the adoption of ASU 2018-12 and reconciles this balance to the Consolidated Balance Sheets:

	Balance Pre-Adoption December 31, 2020 (1)	Impact from Removal of Shadow Balances from AOCI	Single-A Discount Rate Measurement in AOCI	Cumulative Effect to Retained Earnings	Balance Post-Adoption January 1, 2021

LFPB
Payout Annuities	$2,314	$(105)	$415	$44	$2,668
Traditional Life	3,483	–	943	–	4,426
Liability for Future Claims
Group Protection	5,422	–	517	–	5,939
Additional Liabilities for Other
Insurance Benefits
UL and Other	13,649	(1,515)	–	174	12,308
Other Operations (2)	10,463	(80)	2,913	626	13,922
Other (3)	3,565	–	–	–	3,565
Total future contract benefits	$38,896	$(1,700)	$4,788	$844	$42,828

(1) Balance pre-adoption excludes features that meet the definition of an MRB upon transition, including features that were previously accounted for as an additional liability. Also, balance pre-adoption reflects certain reclassifications of non-life contingent account balances from future contract benefits to policyholder account balances within the Consolidated Balance Sheets.
(2) Represents future contract benefits reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($6.3 billion and $7.4 billion as of December 31, 2020, and January 1, 2021, respectively) and Swiss Re ($2.0 billion and $3.5 billion as of December 31, 2020, and January 1, 2021, respectively). Includes LFPB and additional liabilities balances.
(3) Represents other miscellaneous reserves outside the scope of ASU 2018-12.

The following table summarizes the changes in reinsurance recoverables, pre-tax, (in millions) due to the adoption of ASU 2018-12 and reconciles this balance to the Consolidated Balance Sheets:

	Balance Pre-Adoption December 31, 2020 (1)	Single-A Discount Rate Measurement in AOCI	Cumulative Effect to Retained Earnings	Balance Post-Adoption January 1, 2021

Reinsured LFPB
Payout Annuities	$2	$–	$–	$2
Traditional Life	755	151	–	906
Reinsured Liability for Future
Claims
Group Protection	148	14	–	162
Reinsured Additional Liabilities
for Other Insurance Benefits
UL and Other	335	–	(3)	332
Reinsured Other Operations (2)	14,320	2,266	610	17,196
Reinsured Other (3)	790	–	–	790
Total reinsurance recoverables	$16,350	$2,431	$607	$19,388

(1) Balance pre-adoption excludes features that meet the definition of a ceded MRB upon transition, including features that were previously accounted for as reinsured additional liabilities.
(2) Represents reinsurance recoverables reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($12.0 billion and $13.2 billion as of December 31, 2020, and January 1, 2021, respectively) and Swiss Re ($1.3 billion and $2.6 billion as of December 31, 2020, and January 1, 2021, respectively). Includes reinsured LFPB and reinsured additional liabilities balances.
(3) Represents other miscellaneous reinsurance recoverables outside the scope of ASU 2018-12.

The following table summarizes the changes in the net liability position of MRBs, pre-tax, (in millions) due to the adoption of ASU 2018-12 and reconciles this balance to the Consolidated Balance Sheets:

	Balance Pre-Adoption December 31, 2020 (1)	Cumulative Effect of Credit Risk to AOCI	Cumulative Effect to Retained Earnings	Balance Post-Adoption January 1, 2021

MRBs, Net
Variable Annuities	$831	$(3,592)	$7,968	$5,207
Fixed Annuities	192	(52)	(22)	118
Retirement Plan Services	11	(12)	10	9
Total MRBs, net	$1,034	$(3,656)	$7,956	$5,334

(1) Balance pre-adoption includes all features that meet the definition of an MRB upon transition, including features that were previously accounted for as additional liabilities or embedded derivatives.

The following table summarizes the changes in the net asset position of ceded MRBs, pre-tax, (in millions) due to the adoption of ASU 2018-12, reported in other assets on the Consolidated Balance Sheets:

	Balance Pre-Adoption December 31, 2020 (1)	Cumulative Effect to Retained Earnings	Balance Post-Adoption January 1, 2021

Ceded MRBs, Net
Variable Annuities	$215	$121	$336
Total ceded MRBs, net	$215	$121	$336

(1) Balance pre-adoption includes all features that meet the definition of a ceded MRB upon transition, including features that were previously accounted for as reinsured additional liabilities or embedded derivatives.

The following summarizes the effect of the adoption of ASU 2018-12 (in millions) on certain financial statement line items within the previously reported Consolidated Balance Sheet:

	As of December 31, 2022
	As Previously Reported (1)	Adoption of New Accounting Standard	As Adjusted

Deferred acquisition costs, value of business
acquired and deferred sales inducements (2)	$13,803	$(1,568)	$12,235
Reinsurance recoverables, net of
allowance for credit losses (2)	20,392	(439)	19,953
Market risk benefit assets	–	2,807	2,807
Other assets (2)	8,469	(1,691)	6,778
Total assets (2)	335,222	(891)	334,331
Future contract benefits (2)	41,756	(2,930)	38,826
Market risk benefit liabilities	–	2,078	2,078
Deferred front-end loads (2)	5,708	(617)	5,091
Other liabilities (2)	6,311	45	6,356
Total liabilities (2)	330,653	(1,424)	329,229
Retained earnings	6,707	(783)	5,924
Accumulated other comprehensive income
(loss)	(7,668)	1,316	(6,352)
Total stockholders’ equity	4,569	533	5,102

(1) The amounts as previously reported were reported in our Annual Report on Form 10-K/A for the year ended December 31, 2022 (“2022 Form 10-K/A”).
(2) Certain as previously reported amounts have been reclassified to conform to the current presentation.

The following summarizes the effect of the adoption of ASU 2018-12 (in millions, except per share data) on certain financial statement line items within the previously reported Consolidated Statements of Comprehensive Income (Loss):

	For the Year Ended December 31, 2022			For the Year Ended December 31, 2021
	As Previously Reported (1)	Adoption of New Accounting Standard	As Adjusted	As Previously Reported (1)	Adoption of New Accounting Standard	As Adjusted

Fee income	$6,054	$(451)	$5,603	$6,905	$(866)	$6,039
Realized gain (loss)	345	495	840	414	(1,281)	(867)
Total revenues	18,766	44	18,810	19,862	(2,147)	17,715
Benefits	12,546	(4,067)	8,479	8,529	(26)	8,503
Interest credited	2,870	7	2,877	2,933	(4)	2,929
Market risk benefit (gain) loss	–	(3,246)	(3,246)	–	(3,753)	(3,753)
Policyholder liability remeasurement (gain) loss	–	2,766	2,766	–	(183)	(183)
Commissions and other expenses	5,096	29	5,125	5,794	(575)	5,219
Total expenses	21,596	(4,511)	17,085	17,613	(4,541)	13,072
Income (loss) before taxes	(2,830)	4,555	1,725	2,249	2,394	4,643
Federal income tax expense (benefit)	(589)	956	367	362	503	865
Net income (loss)	(2,241)	3,599	1,358	1,887	1,891	3,778
Unrealized investment gain (loss)	(14,030)	(4,029)	(18,059)	(2,535)	(752)	(3,287)
Market risk benefit non-performance risk
gain (loss)	–	(210)	(210)	–	(923)	(923)
Policyholder liability discount rate
remeasurement gain (loss)	–	2,012	2,012	–	591	591
Total other comprehensive income (loss),
net of tax	(14,109)	(2,227)	(16,336)	(2,490)	(1,084)	(3,574)
Comprehensive income (loss)	(16,350)	1,372	(14,978)	(603)	807	204
Net income (loss) per common share:
Basic	(13.11)	21.04	7.93	10.07	10.10	20.17
Diluted	(13.19)	20.97	7.78	9.98	9.98	19.96

(1) The amounts as previously reported were reported in our 2022 Form 10-K/A.

The following summarizes the effect of the adoption of ASU 2018-12 (in millions) on certain financial statement line items within the previously reported Consolidated Statements of Stockholders’ Equity:

	For the Year Ended December 31, 2022			For the Year Ended December 31, 2021
	As Previously Reported (1)	Adoption of New Accounting Standard	As Adjusted	As Previously Reported (1)	Adoption of New Accounting Standard	As Adjusted

Retained earnings balance as of
beginning-of-year	$9,578	$(4,382)	$5,196	$8,686	$–	$8,686
Cumulative effect from adoption of new
accounting standards	–	–	–	–	(6,273)	(6,273)
Net income (loss)	(2,241)	3,599	1,358	1,887	1,891	3,778
Retained earnings balance as of end-of-year	6,707	(783)	5,924	9,578	(4,382)	5,196
Accumulated other comprehensive income
(loss) balance as of beginning-of-year	6,441	3,543	9,984	8,931	–	8,931
Cumulative effect from adoption of new
accounting standards	–	–	–	–	4,627	4,627
Other comprehensive income (loss), net of tax	(14,109)	(2,227)	(16,336)	(2,490)	(1,084)	(3,574)
Accumulated other comprehensive income
(loss) balance as of end-of-year	(7,668)	1,316	(6,352)	6,441	3,543	9,984
Total stockholders’ equity as of end-of-year	4,569	533	5,102	20,754	(839)	19,915

(1) The amounts as previously reported were reported in our 2022 Form 10-K/A.

The following summarizes the effect of the adoption of ASU 2018-12 (in millions) on certain financial statement line items within the previously reported Consolidated Statements of Cash Flows:

	For the Year Ended December 31, 2022
	As Previously Reported (1)	Adoption of New Accounting Standard	As Adjusted

Net income (loss)	$(2,241)	$3,599	$1,358
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Realized (gain) loss	(345)	(495)	(840)
Market risk benefit (gain) loss	–	(3,246)	(3,246)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads	118	370	488
Insurance liabilities and reinsurance-related balances (2)	5,630	(1,211)	4,419
Accrued expenses	(89)	(2)	(91)
Federal income tax accruals	(535)	956	421
Other (2)	246	29	275

	For the Year Ended December 31, 2021
	As Previously Reported (1)	Adoption of New Accounting Standard	As Adjusted

Net income (loss)	$1,887	$1,891	$3,778
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Realized (gain) loss	(414)	1,281	867
Market risk benefit (gain) loss	–	(3,753)	(3,753)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads	312	163	475
Insurance liabilities and reinsurance-related balances (2)	(2,233)	(104)	(2,337)
Accrued expenses	392	7	399
Federal income tax accruals	361	503	864
Other (2)	(413)	12	(401)

(1) The amounts as previously reported were reported in our 2022 Form 10-K/A.
(2) Certain as previously reported amounts have been reclassified to conform to the current presentation.

4. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of fixed maturity AFS securities (in millions) were as follows:

	As of December 31, 2023
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$77,085	$852	$8,272	$8	$69,657
U.S. government bonds	416	6	29	–	393
State and municipal bonds	3,106	101	417	–	2,790
Foreign government bonds	314	16	47	–	283
RMBS	1,948	28	197	6	1,773
CMBS	1,622	5	203	–	1,424
ABS	12,698	62	585	4	12,171
Hybrid and redeemable preferred securities	244	21	17	1	247
Total fixed maturity AFS securities	$97,433	$1,091	$9,767	$19	$88,738

	As of December 31, 2022
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$89,249	$787	$11,004	$9	$79,023
U.S. government bonds	405	5	31	–	379
State and municipal bonds	5,410	172	512	–	5,070
Foreign government bonds	348	17	47	–	318
RMBS	2,216	22	222	7	2,009
CMBS	1,917	3	246	–	1,674
ABS	11,797	38	926	5	10,904
Hybrid and redeemable preferred securities	365	25	30	1	359
Total fixed maturity AFS securities	$111,707	$1,069	$13,018	$22	$99,736

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of December 31, 2023, were as follows:

	Amortized Cost	Fair Value
Due in one year or less	$4,295	$4,257
Due after one year through five years	17,171	16,563
Due after five years through ten years	15,113	13,956
Due after ten years	44,586	38,594
Subtotal	81,165	73,370
Structured securities (RMBS, CMBS, ABS)	16,268	15,368
Total fixed maturity AFS securities	$97,433	$88,738

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of December 31, 2023
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$14,005	$3,270	$34,595	$5,002	$48,600	$8,272
U.S. government bonds	65	6	195	23	260	29
State and municipal bonds	371	72	874	345	1,245	417
Foreign government bonds	111	31	57	16	168	47
RMBS	360	20	886	177	1,246	197
CMBS	583	56	589	147	1,172	203
ABS	1,900	68	7,217	517	9,117	585
Hybrid and redeemable preferred securities	32	3	95	14	127	17
Total fixed maturity AFS securities	$17,427	$3,526	$44,508	$6,241	$61,935	$9,767

Total number of fixed maturity AFS securities in an unrealized loss position						7,605

	As of December 31, 2022
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$59,929	$9,049	$7,094	$1,955	$67,023	$11,004
U.S. government bonds	261	25	27	6	288	31
State and municipal bonds	1,958	440	237	72	2,195	512
Foreign government bonds	130	19	58	28	188	47
RMBS	1,490	179	193	43	1,683	222
CMBS	1,224	156	320	90	1,544	246
ABS	6,715	552	3,326	374	10,041	926
Hybrid and redeemable preferred securities	63	5	97	25	160	30
Total fixed maturity AFS securities	$71,770	$10,425	$11,352	$2,593	$83,122	$13,018

Total number of fixed maturity AFS securities in an unrealized loss position						8,175

(1) As of December 31, 2023 and 2022, we recognized $8 million and $6 million of gross unrealized losses, respectively, in OCI for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of December 31, 2023
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$2,492	$927	533
Six months or greater, but less than nine months	343	96	79
Nine months or greater, but less than twelve months	336	109	90
Twelve months or greater	4,094	2,922	997
Total	$7,265	$4,054	1,699

	As of December 31, 2022
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$11,351	$3,659	1,500
Six months or greater, but less than nine months	4,411	2,226	650
Nine months or greater, but less than twelve months	447	302	74
Twelve months or greater	2	1	15
Total	$16,211	$6,188	2,239

(1) We may reflect a security in more than one aging category based on various purchase dates.

Our gross unrealized losses on fixed maturity AFS securities decreased by $3.3 billion for the year ended December 31, 2023, which was driven by declining interest rates during the fourth quarter of 2023 and the transfer of assets as part of the Fortitude Re reinsurance transaction. As discussed further below, we believe the unrealized loss position as of December 31, 2023, did not require an impairment recognized in earnings as (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of December 31, 2023, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of December 31, 2023, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to rising interest rates and widening credit spreads since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of December 31, 2023 and 2022, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of December 31, 2023 and 2022, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.0 billion and $3.7 billion, respectively, and a fair value of $2.8 billion and $3.5 billion, respectively. Based upon the analysis discussed above, we believe that as of December 31, 2023 and 2022, we would have recovered the amortized cost of each corporate bond.

As of December 31, 2023, the unrealized losses associated with our MBS and ABS were attributable primarily to rising interest rates and widening credit spreads since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of December 31, 2023, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

Credit Loss Impairment on Fixed Maturity AFS Securities

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require an allowance for credit losses. See Note 1 for a discussion regarding our accounting policy relating to the allowance for credit losses on our fixed maturity AFS securities.

Changes in the allowance for credit losses on fixed maturity AFS securities (in millions), aggregated by investment category, were as follows:

	For the Year Ended December 31, 2023
	Corporate Bonds	RMBS	Other	Total
Balance as of beginning-of-year	$9	$7	$6	$22
Additions from purchases of PCD debt securities (1)	–	–	–	–
Additions for securities for which credit losses were not
previously recognized	25	1	–	26
Additions (reductions) for securities for which credit losses
were previously recognized	(2)	(2)	(1)	(5)
Reductions for securities disposed	(2)	–	–	(2)
Reductions for securities charged-off	(22)	–	–	(22)
Balance as of end-of-year (2)	$8	$6	$5	$19

	For the Year Ended December 31, 2022
	Corporate Bonds	RMBS	Other	Total
Balance as of beginning-of-year	$17	$1	$1	$19
Additions from purchases of PCD debt securities (1)	–	–	–	–
Additions for securities for which credit losses were not
previously recognized	4	3	1	8
Additions (reductions) for securities for which credit losses
were previously recognized	2	3	4	9
Reductions for securities disposed	(2)	–	–	(2)
Reductions for securities charged-off	(12)	–	–	(12)
Balance as of end-of-year (2)	$9	$7	$6	$22

	For the Year Ended December 31, 2021
	Corporate Bonds	RMBS	Other	Total
Balance as of beginning-of-year	$12	$1	$–	$13
Additions from purchases of PCD debt securities (1)	–	–	–	–
Additions for securities for which credit losses were not
previously recognized	8	–	1	9
Additions (reductions) for securities for which credit losses
were previously recognized	5	–	–	5
Reductions for securities disposed	(2)	–	–	(2)
Reductions for securities charged-off	(6)	–	–	(6)
Balance as of end-of-year (2)	$17	$1	$1	$19
(1) Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.
(2) As of December 31, 2023, 2022 and 2021, accrued investment income on fixed maturity AFS securities totaled $908 million, $1.1 billion and $972 million, respectively, and was excluded from the estimate of credit losses.

Trading Securities

Trading securities at fair value (in millions) consisted of the following:

	As of December 31,
	2023	2022
Fixed maturity securities:
Corporate bonds	$1,653	$2,248
State and municipal bonds	21	21
Foreign government bonds	46	49
RMBS	62	99
CMBS	104	137
ABS	455	919
Hybrid and redeemable preferred securities	18	25
Total trading securities	$2,359	$3,498

The portion of the market adjustment for trading gains and losses recognized in realized gain (loss) that relate to trading securities still held as of December 31, 2023, 2022 and 2021, was $81 million, $(632) million and $(51) million, respectively.

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of December 31, 2023			As of December 31, 2022
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$17,256	$1,665	$18,921	$17,003	$1,315	$18,318
30 to 59 days past due	61	28	89	19	23	42
60 to 89 days past due	–	9	9	–	6	6
90 or more days past due	–	60	60	–	33	33
Allowance for credit losses	(86)	(28)	(114)	(84)	(15)	(99)
Unamortized premium (discount)	(7)	43	36	(8)	36	28
Mark-to-market gains (losses) (1)	(37)	(1)	(38)	(27)	–	(27)
Total carrying value	$17,187	$1,776	$18,963	$16,903	$1,398	$18,301

(1) Represents the mark-to-market on certain mortgage loans on real estate for which we have elected the fair value option. See Note15 for additional information.

Our commercial mortgage loan portfolio had the largest concentrations in California, which accounted for 27% of commercial mortgage loans on real estate as of December 31, 2023 and 2022, and Texas, which accounted for 9% of commercial mortgage loans on real estate as of December 31, 2023 and 2022.

As of December 31, 2023, our residential mortgage loan portfolio had the largest concentrations in California and New York, which accounted for 14% and 12% of residential mortgage loans on real estate, respectively. As of December 31, 2022, our residential mortgage loan portfolio had the largest concentrations in California and New Jersey, which accounted for 17% and 12% of residential mortgage loans on real estate, respectively.

As of December 31, 2023 and 2022, we had 116 and 73 residential mortgage loans, respectively, that were either delinquent or in foreclosure. As of December 31, 2023 and 2022, we had 82 and 49 residential mortgage loans in foreclosure, respectively, with an aggregate carrying value of $38 million and $21 million, respectively.

We adopted ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures as of January 1, 2023, and accordingly no longer identify certain debt modifications as troubled debt restructurings. Losses from loan modifications for the year ended December 31, 2023, were less than $1 million and reported in realized gain (loss) on the Consolidated Statements of Comprehensive
Income (Loss).

As of December 31, 2023 and 2022, there were three and two specifically identified impaired commercial mortgage loans, respectively, with an aggregate carrying value of $2 million and less than $1 million, respectively.

As of December 31, 2023 and 2022, there were 99 and 37 specifically identified impaired residential mortgage loans, respectively, with an aggregate carrying value of $47 million and $16 million, respectively.

Additional information related to impaired mortgage loans on real estate (in millions) was as follows:

	For the Years Ended December 31,
	2023	2022	2021
Average aggregate carrying value for impaired mortgage loans on real estate	$30	$16	$32
Interest income recognized on impaired mortgage loans on real estate	–	–	–
Interest income collected on impaired mortgage loans on real estate	–	–	–

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows:

	As of December 31, 2023		As of December 31, 2022
	Nonaccrual with no Allowance for Credit Losses	Nonaccrual	Nonaccrual with no Allowance for Credit Losses	Nonaccrual
Commercial mortgage loans on real estate	$–	$–	$–	$–
Residential mortgage loans on real estate	–	62	–	34
Total	$–	$62	$–	$34

We use loan-to-value and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate. The amortized cost of commercial mortgage loans on real estate (dollars in millions) by year of origination and credit quality indicator was as follows:

	As of December 31, 2023
	Less than 65%	Debt-Service Coverage Ratio	65% to 75%	Debt-Service Coverage Ratio	Greater than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2023	$1,368	1.90	$54	1.38	$–	–	$1,422
2022	1,710	2.06	140	1.54	–	–	1,850
2021	2,335	3.34	61	1.55	–	–	2,396
2020	1,214	3.24	11	1.38	–	–	1,225
2019	2,446	2.40	80	1.56	10	2.33	2,536
2018 and prior	7,789	2.39	78	1.60	14	0.87	7,881
Total	$16,862		$424		$24		$17,310

	As of December 31, 2022
	Less than 65%	Debt-Service Coverage Ratio	65% to 75%	Debt-Service Coverage Ratio	Greater than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2022	$1,769	2.06	$105	1.50	$2	1.45	$1,876
2021	2,354	3.05	72	1.53	–	–	2,426
2020	1,289	3.00	17	1.58	–	–	1,306
2019	2,685	2.18	81	1.50	29	1.58	2,795
2018	2,225	2.17	71	1.62	–	–	2,296
2017 and prior	6,184	2.44	131	1.75	–	–	6,315
Total	$16,506		$477		$31		$17,014

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate. The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of December 31, 2023
	Performing	Nonperforming	Total
Origination Year
2023	$515	$2	$517
2022	533	22	555
2021	465	18	483
2020	78	3	81
2019	99	13	112
2018 and prior	53	4	57
Total	$1,743	$62	$1,805

	As of December 31, 2022
	Performing	Nonperforming	Total
Origination Year
2022	$578	$5	$583
2021	527	6	533
2020	90	3	93
2019	119	18	137
2018	65	2	67
2017 and prior	–	–	–
Total	$1,379	$34	$1,413

Credit Losses on Mortgage Loans on Real Estate

In connection with our recognition of an allowance for credit losses for mortgage loans on real estate, we perform a quantitative analysis using a probability of default/loss given default/exposure at default approach to estimate expected credit losses in our mortgage loan portfolio as well as unfunded commitments related to commercial mortgage loans, exclusive of certain mortgage loans held at fair value. See Note 1 for a discussion regarding our accounting policy relating to the allowance for credit losses on our mortgage loans on real estate.

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	For the Year Ended December 31, 2023
	Commercial	Residential	Total
Balance as of beginning-of-year	$84	$15	$99
Additions (reductions) from provision for credit loss expense (1)	2	13	15
Additions from purchases of PCD mortgage loans on real estate	–	–	–
Balance as of end-of-year (2)	$86	$28	$114

	For the Year Ended December 31, 2022
	Commercial	Residential	Total
Balance as of beginning-of-year	$79	$17	$96
Additions (reductions) from provision for credit loss expense (1)	5	(2)	3
Additions from purchases of PCD mortgage loans on real estate	–	–	–
Balance as of end-of-year (2)	$84	$15	$99

	For the Year Ended December 31, 2021
	Commercial	Residential	Total
Balance as of beginning-of-year	$187	$17	$204
Additions (reductions) from provision for credit loss expense (1)	(108)	–	(108)
Additions from purchases of PCD mortgage loans on real estate	–	–	–
Balance as of end-of-year (2)	$79	$17	$96

(1) We recognized $(1) million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the year ended December 31, 2023. We did not recognize any credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the year ended December 31, 2022. We recognized $4 million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the year ended December 31, 2021.
(2) Accrued investment income on mortgage loans on real estate totaled $68 million, $51 million and $49 million as of December 31, 2023, 2022 and 2021, respectively, and was excluded from the estimate of credit losses.

Alternative Investments

As of December 31, 2023 and 2022, alternative investments included investments in 352 and 337 different partnerships, respectively, and represented approximately 3% and 2% of total investments, respectively.

Net Investment Income

The major categories of net investment income (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Fixed maturity AFS securities	$4,819	$4,469	$4,351
Trading securities	161	182	167
Equity securities	13	11	3
Mortgage loans on real estate	755	689	680
Policy loans	103	101	115
Cash and invested cash	129	13	–
Commercial mortgage loan prepayment
and bond make-whole premiums	10	105	199
Alternative investments	243	66	679
Consent fees	3	8	10
Other investments	(33)	79	64
Investment income	6,203	5,723	6,268
Investment expense	(324)	(208)	(157)
Net investment income	$5,879	$5,515	$6,111

Impairments on Fixed Maturity AFS Securities

Details underlying intent to sell impairments and credit loss benefit (expense) incurred that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Intent to Sell Impairments (1)
Fixed maturity AFS securities:
Corporate bonds	$(941)	$–	$–
State and municipal bonds	(48)	–	–
RMBS	(28)	–	–
CMBS	(36)	–	–
ABS	(37)	–	–
Hybrid and redeemable preferred securities	(1)	–	–
Total intent to sell impairments	$(1,091)	$–	$–

Credit Loss Benefit (Expense)
Fixed maturity AFS securities:
Corporate bonds	$(24)	$(5)	$(10)
RMBS	1	(6)	–
ABS	1	(4)	–
Hybrid and redeemable preferred securities	–	–	(1)
Total credit loss benefit (expense)	$(22)	$(15)	$(11)

(1)     Represents impairments of certain fixed maturity AFS securities in an unrealized loss position, resulting from the Company’s intent to sell these securities as part of the Fortitude Re reinsurance transaction. Pursuant to the applicable accounting guidance, the Company impaired the securities in a loss position down to fair market value upon entry into the agreements in the second quarter of 2023 and recognized additional impairment on certain of these securities during the third quarter of 2023 due to higher interest rates. Interest rates declined during the fourth quarter of 2023, which resulted in recognition of a $335 million pre-tax net gain upon close of the transaction, included in gross gains and gross losses on fixed maturity AFS securities in Note 21. See Note 8 for additional information.

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on the Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of December 31, 2023		As of December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Collateral payable for derivative investments (1)	$5,250	$5,250	$3,284	$3,284
Securities pledged under securities lending agreements (2)	205	197	298	287
Investments pledged for FHLBI (3)	2,650	3,603	3,130	3,925
Total payables for collateral on investments	$8,105	$9,050	$6,712	$7,496

(1) We obtain collateral based upon contractual provisions with our counterparties. These agreements take into consideration the counterparties’ credit rating as compared to ours, the fair value of the derivative investments and specified thresholds that if exceeded result in the receipt of cash that is typically invested in cash and invested cash or fixed maturity AFS securities. This also includes interest payable on collateral. See Note 6 for additional information.
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
(3) Our pledged investments for FHLBI are included in fixed maturity AFS securities and mortgage loans on real estate on the Consolidated Balance Sheets.  The collateral requirements are generally 105% to 115% of the fair value for fixed maturity AFS securities and 155% to 175% of the fair value for mortgage loans on real estate.  The cash received in these transactions is primarily invested in cash and invested cash or fixed maturity AFS securities.

We have repurchase agreements through which we can obtain liquidity by pledging securities. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our repurchase program is typically invested in fixed maturity AFS securities. As of December 31, 2023 and 2022, we were not participating in any open repurchase agreements.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Years Ended December 31,
	2023	2022	2021
Collateral payable for derivative investments	$1,966	$(2,291)	$2,599
Securities pledged under securities lending agreements	(93)	57	125
Investments pledged for FHLBI	(480)	–	–
Total increase (decrease) in payables for collateral on investments	$1,393	$(2,234)	$2,724

We have elected not to offset our securities lending transactions in the consolidated financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of December 31, 2023
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities Lending
Corporate bonds	$202	$–	$–	$–	$202
Equity securities	3	–	–	–	3
Total gross secured borrowings	$205	$–	$–	$–	$205

	As of December 31, 2022
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities Lending
Corporate bonds	$288	$–	$–	$–	$288
Foreign government bonds	2	–	–	–	2
Equity securities	8	–	–	–	8
Total gross secured borrowings	$298	$–	$–	$–	$298

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the consolidated financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of December 31, 2023, the fair value of all collateral received that we are permitted to sell or re-pledge was $25 million, and we had not re-pledged any of this collateral to cover our collateral requirements.

We also accept collateral from derivative counterparties in the form of securities which we are permitted to sell or re-pledge. As of
December 31, 2023, the fair value of this collateral received that we are permitted to sell or re-pledge was $1.3 billion, and we had repledged $553 million of this collateral to cover our collateral requirements.

We have also pledged fixed maturity AFS securities to derivative counterparties with a fair value of $42 million as of December 31, 2023.

Investment Commitments

As of December 31, 2023, our investment commitments were $3.1 billion, which included $2.4 billion of LPs, $536 million of mortgage loans on real estate and $203 million of private placement securities.

Concentrations of Financial Instruments

As of December 31, 2023 and 2022, our most significant investments in one issuer were our investments in securities issued by the Federal National Mortgage Association with a fair value of $739 million and $745 million, respectively, or 1% of total investments, and our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $570 million and $720 million, respectively, or 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of December 31, 2023 and 2022, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $14.0 billion and $16.6 billion, respectively, or 11% and 13%, respectively, of total investments, and our investments in securities in the consumer non-cyclical industry with a fair value of $13.8 billion and $15.1 billion, respectively, or 11% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

5. Variable Interest Entities

Consolidated VIEs

Reinsurance-Related Notes

We are the sole equity owner of Lincoln Financial Limited Liability Company I (“LFLLCI”), which we formed in July 2013. The activities of LFLLCI relate solely to our captive reinsurance subsidiary, the Lincoln Reinsurance Company of Vermont V (“LRCVV”), and are primarily to acquire, hold and issue notes with LRCVV as well as pay and collect interest on the notes. LFLLCI holds a surplus note issued by LRCVV that had an outstanding principal balance of $544 million as of December 31, 2023. LFLLCI issued a long-term note to LRCVV that has a principal balance that moves concurrently with any variability in the face amount of the surplus note LFLLCI received from LRCVV. We concluded that LFLLCI is a VIE and that LNC is the primary beneficiary as we have the power to direct the most significant activities affecting the performance of LFLLCI.

Asset information (dollars in millions) for the consolidated VIEs included on the Consolidated Balance Sheets was as follows:

	As of December 31, 2023			As of December 31, 2022
	Number of Instruments	Notional Amounts	Carrying Value	Number of Instruments	Notional Amounts	Carrying Value
Assets
Total return swap	1	$544	$–	1	$568	$–

There were no gains or losses for consolidated VIEs recognized on the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023 and 2022.

Unconsolidated VIEs

Reinsurance-Related Notes

Effective September 30, 2014, we entered into a transaction with a non-affiliated VIE whose primary activities are to acquire, hold and issue notes and loans, pay and collect interest on the notes and loans, and enter into derivative instruments. We issued a long-term senior note to the non-affiliated VIE in exchange for a corporate bond AFS security of like principal and duration that was assigned to one of our subsidiaries. The outstanding principal balance of this long-term senior note was $1.0 billion as of December 31, 2023, and it is variable in nature; moving concurrently with any variability in the face amount of the corporate bond AFS security up to a maximum amount of $1.1 billion. We have concluded that we are not the primary beneficiary of the non-affiliated VIE because we do not have power over the activities that most significantly affect its economic performance. In addition, the terms of the senior note provide us with a set-off right with the corporate bond AFS security we purchased from the VIE; therefore, neither appears on the Consolidated Balance Sheets. The VIE has entered into a total return swap with an unaffiliated third party that supports any necessary principal funding of the corporate bond AFS security required by our subsidiaries while the security is outstanding.

Effective October 1, 2017, our captive reinsurance subsidiary, the Lincoln Reinsurance Company of Vermont VI, restructured the $275 million, long-term surplus note which was originally issued to a non-affiliated VIE in October 2015 in exchange for two corporate bond AFS securities of like principal and duration.  The activities of the VIE are primarily to acquire, hold and issue notes and loans and to pay and collect interest on the notes and loans.  The outstanding principal balance of the long-term surplus note is variable in nature; moving concurrently with any variability in the face amount of the corporate bond AFS securities.  We have concluded that we are not the primary beneficiary of the non-affiliated VIE because we do not have power over the activities that most significantly affect its economic performance. As of December 31, 2023, the principal balance of the long-term surplus note was zero and we do not currently have any exposure to this VIE.

Effective November 1, 2019, we entered into a transaction with a non-affiliated VIE whose primary activities are to acquire, hold and issue notes, as well as pay and collect interest on the notes. We issued a long-term senior note to the non-affiliated VIE in exchange for a corporate bond AFS security of like principal and duration that was assigned to one of our subsidiaries. The outstanding principal balance of this long-term senior note was $398 million as of December 31, 2023, and it is variable in nature, moving concurrently with any variability in the face amount of the corporate bond AFS security up to a maximum amount of $500 million. We have concluded that we are not the primary beneficiary of the non-affiliated VIE due to our lack of power over the activities that most significantly affect its economic performance as well as the extent of our obligation to absorb its losses. In addition, the terms of the senior note provide us with a set-off right with the corporate bond AFS security we purchased from the VIE; therefore, neither appears on the Consolidated Balance Sheets.

Effective September 30, 2021, we entered into a transaction with a non-affiliated VIE whose primary activities are to acquire, hold and issue notes, as well as pay and collect interest on the notes. We issued a long-term senior note to the non-affiliated VIE in exchange for a corporate bond AFS security of like principal and duration that was assigned to one of our subsidiaries. The outstanding principal balance of this long-term senior note was $400 million as of December 31, 2023, and it is variable in nature, moving concurrently with any variability in the face amount of the corporate bond AFS security up to a maximum amount of $400 million. We have concluded that we are not the primary beneficiary of the non-affiliated VIE due to our lack of power over the activities that most significantly affect its economic performance as well as the extent of our obligation to absorb its losses. In addition, the terms of the senior note provide us with a set-off right with the corporate bond AFS security we purchased from the VIE; therefore, neither appears on the Consolidated Balance Sheets.

Effective December 31, 2022, we entered into a transaction with a non-affiliated VIE whose primary activities are to acquire, hold and issue notes, as well as pay and collect interest on the notes. We issued a long-term note to the non-affiliated VIE in exchange for a corporate bond AFS security of like principal and duration that was assigned to one of our subsidiaries. The outstanding principal balance of this long-term note was $1.25 billion as of December 31, 2023, and it is variable in nature, moving concurrently with any variability in the face amount of the corporate bond AFS security up to a maximum amount of $1.25 billion. We have concluded that we are not the primary beneficiary of the non-affiliated VIE due to our lack of power over the activities that most significantly affect its economic performance as well as the extent of our obligation to absorb its losses. In addition, the terms of the note provide us with a set-off right with the corporate bond AFS security we received from the VIE; therefore, neither appears on the Consolidated Balance Sheets.

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

Limited Partnerships and Limited Liability Companies

We invest in certain LPs and limited liability companies (“LLCs”) that we have concluded are VIEs. Our exposure to loss is limited to the capital we invest in the LPs and LLCs. We do not hold any substantive kick-out or participation rights in the LPs and LLCs, and we do not receive any performance fees or decision maker fees from the LPs and LLCs. Based on our analysis of the LPs and LLCs, we are not the primary beneficiary of the VIEs as we do not have the power to direct the most significant activities of the LPs and LLCs. The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on the Consolidated Balance Sheets and were $4.2 billion and $3.1 billion as of December 31, 2023 and 2022, respectively.

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

See Note 1 for a discussion of the accounting treatment for derivative instruments. See Note 15 for additional disclosures related to the fair value of our derivative instruments and Note 5 for derivative instruments related to our consolidated VIEs.

Interest Rate Contracts

We use derivative instruments as part of our interest rate risk management strategy. These instruments are economic hedges unless otherwise noted and include:

Forward-Starting Interest Rate Swaps

We use forward-starting interest rate swaps to hedge the interest rate exposure within our annuity and life insurance products.

Interest Rate Cap Corridors

We use interest rate cap corridors to provide a level of protection from the effect of rising interest rates for certain annuity contracts and life insurance products. Interest rate cap corridors involve purchasing an interest rate cap at a specific cap rate and selling an interest rate cap with a higher cap rate. For each corridor, the amount of quarterly payments, if any, is determined by the rate at which the underlying index rate resets above the original capped rate. The corridor limits the benefit the purchaser can receive as the related interest rate index rises above the higher capped rate. There is no additional liability to us other than the purchase price associated with the interest rate cap corridor.

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

Equity Market Contracts

We use derivative instruments as part of our equity market risk management strategy that are economic hedges and include:

Call Options Based on the S&P 500® Index and Other Indices

We use call options to hedge the liability exposure on certain options in variable annuity, RILA, fixed indexed annuity, IUL and VUL products.

Our RILA, fixed indexed annuity and IUL contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500 Index or other indices. Policyholders may elect to rebalance index options at renewal dates. At the end of each indexed term, which can be up to six years, we have the opportunity to re-price the indexed component by establishing participation rates, caps, spreads and specified rates, subject to contractual guarantees. We use call options that are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to equity returns for the current reset period.

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

Put Options

We use put options to hedge the liability exposure on certain options in variable annuity, RILA and VUL products. Put options are contracts that require the buyers to pay at a specified future date the amount, if any, by which a specified equity index is less than the strike rate stated in the agreement, applied to a notional amount.

Total Return Swaps

We use total return swaps to hedge the liability exposure on certain options in variable annuity, RILA and VUL products.

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

Embedded Derivatives

We have embedded derivatives that include:

RILA, Fixed Indexed Annuity and IUL Contracts Embedded Derivatives

Our RILA, fixed indexed annuity and IUL contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500® Index or other indices. Policyholders may elect to rebalance index options at renewal dates. At the end of each indexed term, which can be up to six years, we have the opportunity to re-price the indexed component by establishing participation rates, caps, spreads and specified rates, subject to contractual guarantees. We use options that are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to equity returns for the current reset period.

Reinsurance-Related Embedded Derivatives

We have certain modified coinsurance and coinsurance with funds withheld reinsurance agreements with embedded derivatives related to the withheld assets of the related funds. These derivatives are considered total return swaps with contractual returns that are attributable to various assets and liabilities associated with these reinsurance agreements.

Derivatives Related to Divestitures and Reinsurance Transactions

We used interest rate futures contracts to hedge the interest rate risk related to the assets used as consideration in the Fortitude Re reinsurance transaction. These futures contracts required payment between our counterparty and us on a daily basis for changes in the associated future index prices.

We use swaptions and forward-starting swaps to hedge the interest rate risk associated with the Stock Purchase Agreement entered into with Osaic.

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of December 31, 2023			As of December 31, 2022
	Notional Amounts	Fair Value		Notional Amounts	Fair Value
		Asset	Liability		Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1,698	$181	$47	$2,590	$123	$232
Foreign currency contracts (1)	4,662	423	78	4,383	643	18
Total cash flow hedges	6,360	604	125	6,973	766	250
Fair value hedges:
Interest rate contracts (1)	1,081	1	39	1,155	2	44
Foreign currency contracts (1)	25	–	1	–	–	–
Total fair value hedges	1,106	1	40	1,155	2	44
Non-Qualifying Hedges
Interest rate contracts (1)	90,829	636	979	105,977	709	935
Foreign currency contracts (1)	306	11	6	395	27	2
Equity market contracts (1)	225,626	10,244	4,227	142,946	5,135	2,035
Commodity contracts (1)	–	–	–	13	14	3
Credit contracts (1)	91	–	–	–	–	–
Embedded derivatives:
Reinsurance-related (2)	–	–	552	–	416	–
RILA, fixed indexed annuity and IUL contracts (3)	–	940	9,077	–	525	4,783
Total derivative instruments	$324,318	$12,436	$15,006	$257,459	$7,594	$8,052

(1) These asset and liability balances are presented on a gross basis. Amounts are reported in derivative investments and other liabilities on the Consolidated Balance Sheets after the evaluation for right of offset subject to master netting agreements as described in Note 1.
(2) Reported in funds withheld reinsurance liabilities on the Consolidated Balance Sheets.
(3) Reported in policyholder account balances and deposit accounts on the Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of December 31, 2023
	Less Than 1 Year	1 – 5 Years	6 - 10 Years	11 - 30 Years	Over 30 Years	Total
Interest rate contracts (1)	$22,166	$25,350	$22,349	$22,530	$1,213	$93,608
Foreign currency contracts (2)	276	956	1,687	2,032	42	4,993
Equity market contracts	174,805	37,200	6,950	9	6,662	225,626
Credit contracts	–	91	–	–	–	91
Total derivative instruments
with notional amounts	$197,247	$63,597	$30,986	$24,571	$7,917	$324,318

(1) As of December 31, 2023, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 20, 2067.
(2) As of December 31, 2023, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 16, 2061.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	Amortized Cost of the Hedged Assets / (Liabilities)		Cumulative Fair Value Hedging Adjustment Included in the Amortized Cost of the Hedged Assets / (Liabilities)
	As of December 31, 2023	As of December 31, 2022	As of December 31, 2023	As of December 31, 2022
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value	$534	$587	$39	$44
Long-term debt (1)	(703)	(698)	172	177

(1) Includes $(326) million and $(341) million of unamortized adjustments from discontinued hedges as of December 31, 2023 and 2022, respectively.

The change in our unrealized gain (loss) on derivative instruments within AOCI (in millions) was as follows:

	For the Years Ended December 31,
	2023	2022	2021
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$388	$(85)	$(402)
Cumulative effect from adoption of new accounting standard	–	–	25
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	293	196	116
Foreign currency contracts	(50)	182	130
Change in foreign currency exchange rate adjustment	(169)	312	152
Income tax benefit (expense)	(15)	(144)	(85)
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	(1)	2	3
Interest rate contracts (2)	31	(11)	(23)
Foreign currency contracts (1)	54	62	48
Foreign currency contracts (3)	7	39	(2)
Income tax benefit (expense)	(19)	(19)	(5)
Balance as of end-of-year	$375	$388	$(85)

(1) The OCI offset is reported within net investment income on the Consolidated Statements of Comprehensive Income (Loss).
(2) The OCI offset is reported within interest and debt expense on the Consolidated Statements of Comprehensive Income (Loss).
(3) The OCI offset is reported within realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income For the Year Ended December 31, 2023
	Realized Gain (Loss)	Net Investment Income	Interest and Debt Expense
Total Line Items in which the Effects of Fair Value or Cash
Flow Hedges are Recorded	$(4,311)	$5,879	$331
Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	–	(5)	(5)
Derivatives designated as hedging instruments	–	5	5
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from AOCI into income	–	(1)	31
Foreign currency contracts:
Amount of gain or (loss) reclassified from AOCI into income	7	54	–
Non-Qualifying Hedges
Interest rate contracts	(161)	–	–
Foreign currency contracts	(2)	–	–
Equity market contracts	1,387	–	–
Commodity contracts	8	–	–
Credit contracts	(4)	–	–
Embedded derivatives:
Reinsurance-related	(968)	–	–
RILA, fixed indexed annuity and IUL contracts	(3,187)	–	–

	Gain (Loss) Recognized in Income For the Year Ended December 31, 2022
	Realized Gain (Loss)	Net Investment Income	Interest and Debt Expense
Total Line Items in which the Effects of Fair Value or Cash
Flow Hedges are Recorded	$840	$5,515	$283
Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	–	(167)	156
Derivatives designated as hedging instruments	–	167	(156)
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from AOCI into income	–	2	(11)
Foreign currency contracts:
Amount of gain or (loss) reclassified from AOCI into income	39	62	–
Non-Qualifying Hedges
Interest rate contracts	(2,113)	–	–
Foreign currency contracts	3	–	–
Equity market contracts	(2,075)	–	–
Commodity contracts	11	–	–
Credit contracts	(4)	–	–
Embedded derivatives:
Reinsurance-related	622	–	–
RILA, fixed indexed annuity and IUL contracts	1,760	–	–

	Gain (Loss) Recognized in Income For the Year Ended December 31, 2021
	Realized Gain (Loss)	Net Investment Income	Interest and Debt Expense
Total Line Items in which the Effects of Fair Value or Cash
Flow Hedges are Recorded	$(867)	$6,111	$270
Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	–	(60)	46
Derivatives designated as hedging instruments	–	60	(46)
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from AOCI into income	–	3	(23)
Foreign currency contracts:
Amount of gain or (loss) reclassified from AOCI into income	(2)	48	–
Non-Qualifying Hedges
Interest rate contracts	(957)	–	–
Foreign currency contracts	(1)	–	–
Equity market contracts	3,354	–	–
Credit contracts	(1)	–	–
Embedded derivatives:
Reinsurance-related	185	–	–
RILA, fixed indexed annuity and IUL contracts	(2,622)	–	–

As of December 31, 2023, $91 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the years ended December 31, 2023 and 2022, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

As of December 31, 2023 and 2022, we did not have any exposure related to CDSs for which we are the seller.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk. The non-performance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of December 31, 2023, the non-performance risk adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of December 31, 2023 or 2022.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of December 31, 2023		As of December 31, 2022
S&P Credit Rating of Counterparty	Collateral Posted by Counter- Party (Held by LNC)	Collateral Posted by LNC (Held by Counter- Party)	Collateral Posted by Counter- Party (Held by LNC)	Collateral Posted by LNC (Held by Counter- Party)
AA-	$2,378	$(63)	$383	$(6)
A+	2,496	(125)	1,718	(166)
A	82	–	1,172	–
A-	273	–	–	–
	$5,229	$(188)	$3,273	$(172)

Balance Sheet Offsetting

Information related to the effects of offsetting on the Consolidated Balance Sheets (in millions) was as follows:

	As of December 31, 2023
	Derivative Instruments	Embedded Derivative Instruments	Total
Financial Assets
Gross amount of recognized assets	$10,927	$940	$11,867
Gross amounts offset	(4,453)	–	(4,453)
Net amount of assets	6,474	940	7,414
Gross amounts not offset:
Cash collateral	(5,229)	–	(5,229)
Non-cash collateral (1)	(1,245)	–	(1,245)
Net amount	$–	$940	$940

Financial Liabilities
Gross amount of recognized liabilities	$967	$9,629	$10,596
Gross amounts offset	(612)	–	(612)
Net amount of liabilities	355	9,629	9,984
Gross amounts not offset:
Cash collateral	(188)	–	(188)
Non-cash collateral (2)	(167)	–	(167)
Net amount	$–	$9,629	$9,629

(1) Excludes excess non-cash collateral received of $1.3 billion, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.
(2) Excludes excess non-cash collateral pledged of $82 million, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

	As of December 31, 2022
	Derivative Instruments	Embedded Derivative Instruments	Total
Financial Assets
Gross amount of recognized assets	$6,604	$941	$7,545
Gross amounts offset	(3,010)	–	(3,010)
Net amount of assets	3,594	941	4,535
Gross amounts not offset:
Cash collateral	(3,273)	–	(3,273)
Non-cash collateral (1)	(321)	–	(321)
Net amount	$–	$941	$941

Financial Liabilities
Gross amount of recognized liabilities	$260	$4,783	$5,043
Gross amounts offset	(50)	–	(50)
Net amount of liabilities	210	4,783	4,993
Gross amounts not offset:
Cash collateral	(172)	–	(172)
Non-cash collateral (2)	(38)	–	(38)
Net amount	$–	$4,783	$4,783

(1) Excludes excess non-cash collateral received of $1.1 billion, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.
(2) Excludes excess non-cash collateral pledged of $8 million, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

7. DAC, VOBA, DSI and DFEL

The following table reconciles DAC, VOBA and DSI (in millions) to the Consolidated Balance Sheets:

	As of December 31,
	2023	2022
DAC, VOBA and DSI
Variable Annuities	$3,873	$3,879
Fixed Annuities	455	479
Traditional Life	1,418	1,383
UL and Other	6,232	6,100
Group Protection	154	141
Retirement Plan Services	265	253
Total DAC, VOBA and DSI	$12,397	$12,235

The following table reconciles DFEL (in millions) to the Consolidated Balance Sheets:

	As of December 31,
	2023	2022
DFEL
Variable Annuities	$278	$286
UL and Other (1)	5,579	4,766
Other Operations (2)	44	39
Total DFEL	$5,901	$5,091

(1) We reported $257 million of ceded DFEL in reinsurance recoverables on the Consolidated Balance Sheet as of December 31, 2023.
(2) Represents DFEL reported in Other Operations attributable to the indemnity reinsurance agreement with Protective that is excluded from the following tables. We reported $44 million and $39 million of ceded DFEL in reinsurance recoverables on the Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively.

The following tables summarize the changes in DAC (in millions):

	For the Year Ended December 31, 2023
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$3,751	$439	$1,333	$5,605	$141	$236
Deferrals	361	49	188	482	113	21
Amortization	(361)	(67)	(145)	(296)	(100)	(18)
Balance as of end-of-year	$3,751	$421	$1,376	$5,791	$154	$239

	For the Year Ended December 31, 2022
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$3,717	$448	$1,195	$5,360	$140	$235
Deferrals	391	60	266	539	98	20
Amortization	(357)	(69)	(128)	(294)	(97)	(19)
Balance as of end-of-year	$3,751	$439	$1,333	$5,605	$141	$236

DAC amortization expense of $987 million, $964 million and $958 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021, respectively.

The following tables summarize the changes in VOBA (in millions):

	For the Year Ended December 31, 2023
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$17	$50	$465
Business acquired (sold) through
reinsurance	–	–	(11)
Deferrals	–	–	2
Amortization	(2)	(8)	(43)
Balance as of end-of-year	$15	$42	$413

	For the Year Ended December 31, 2022
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$20	$59	$511
Deferrals	–	–	2
Amortization	(3)	(9)	(48)
Balance as of end-of-year	$17	$50	$465

VOBA amortization expense of $53 million, $60 million and $77 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021, respectively. No additions or write-offs were recorded for each respective year.

Estimated future amortization of VOBA (in millions), as of December 31, 2023, was as follows:

2024	$39
2025	37
2026	34
2027	29
2028	25

The following tables summarize the changes in DSI (in millions):

	For the Year Ended December 31, 2023
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$128	$23	$30	$17
Deferrals	6	–	–	10
Amortization	(12)	(4)	(2)	(1)
Balance as of end-of-year	$122	$19	$28	$26

	For the Year Ended December 31, 2022
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$139	$27	$31	$14
Deferrals	1	–	1	4
Amortization	(12)	(4)	(2)	(1)
Balance as of end-of-year	$128	$23	$30	$17

DSI amortization expense of $19 million, $19 million and $23 million was recorded in interest credited on the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021, respectively.

The following tables summarize the changes in DFEL (in millions):

	For the Year Ended December 31, 2023		For the Year Ended December 31, 2022
	Variable Annuities	UL and Other	Variable Annuities	UL and Other
Balance as of beginning-of-year	$286	$4,766	$291	$3,934
Deferrals	19	1,074	23	1,061
Amortization	(27)	(261)	(28)	(229)
Balance as of end-of-year	278	5,579	286	4,766
Less: ceded DFEL	–	257	–	–
Balance as of end-of-year, net of reinsurance	$278	$5,322	$286	$4,766

DFEL amortization of $288 million, $257 million and $220 million was recorded in fee income on the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021, respectively.

8. Reinsurance

The following summarizes reinsurance amounts (in millions) recorded on the Consolidated Statements of Comprehensive Income (Loss), excluding amounts attributable to the indemnity reinsurance agreements with Protective and Swiss Re:

	For the Years Ended December 31,
	2023	2022	2021
Direct insurance premiums and fee income	$13,782	$13,607	$13,415
Reinsurance assumed	90	98	94
Reinsurance ceded (1)	(4,733)	(2,015)	(1,853)
Total insurance premiums and fee income	$9,139	$11,690	$11,656

Direct insurance benefits	$10,829	$10,345	$10,592
Reinsurance ceded (1)	(4,691)	(1,866)	(2,089)
Total benefits	$6,138	$8,479	$8,503

Direct market risk benefit (gain) loss	$(2,309)	$(3,517)	$(4,011)
Reinsurance ceded	45	271	258
Total market risk benefit (gain) loss	$(2,264)	$(3,246)	$(3,753)

Direct policyholder liability remeasurement (gain) loss	$(224)	$3,294	$(162)
Reinsurance ceded	72	(528)	(21)
Total policyholder liability remeasurement (gain) loss	$(152)	$2,766	$(183)

(1) Includes impacts related to the Fortitude Re reinsurance transaction effective in the fourth quarter of 2023.

Our insurance companies cede insurance to other companies. The portion of our annuity and life insurance risks exceeding each of our insurance companies’ retention limit is reinsured with other insurers. We seek reinsurance coverage to limit our exposure to mortality losses and to enhance our capital management. Reinsurance does not discharge us from our primary obligation to contract holders for losses incurred under the policies we issue. We evaluate each reinsurance agreement to determine whether the agreement provides indemnification against loss or liability.

As of December 31, 2023, the policy for our reinsurance program was to retain up to $20 million on a single insured life. As the amount we retain varies by policy, we reinsured 27% of the mortality risk on newly issued life insurance contracts in 2023.

Reinsurance Exposures

We focus on obtaining reinsurance from a diverse group of reinsurers, and we monitor concentration as well as financial strength ratings of our reinsurers. Significant reinsurance agreements are discussed below.

Fortitude Re

Effective October 1, 2023, we entered into two reinsurance agreements with Fortitude Re, an authorized Bermuda reinsurer with reciprocal jurisdiction reinsurer status in Indiana, to reinsure certain blocks of in-force UL with secondary guarantees (“ULSG”), MoneyGuard® and fixed annuity products, including group pension annuities. Fortitude Re represents our largest reinsurance exposure as of December 31, 2023.

The first agreement is structured as a coinsurance treaty between us and Fortitude Re for the ULSG and fixed annuities blocks. As significant insurance risk was transferred for ULSG products and life-contingent annuities, amounts recoverable from Fortitude Re were $10.5 billion as of December 31, 2023. We recorded a deferred loss on the transaction of $2.7 billion, of which $11 million was amortized during 2023. Annuities that are not life-contingent do not contain significant insurance risk; therefore, we recorded deposit assets for these contracts of $4.2 billion as of December 31, 2023.

The second agreement is structured as coinsurance with funds withheld for the MoneyGuard block; however, as we retained significant insurance risk under the agreement, we recorded deposit assets of $7.8 billion as of December 31, 2023. In this coinsurance with funds withheld reinsurance agreement, we as the ceding company withhold, and therefore retain, the assets backing the deposit assets. We held investments with a carrying value of $9.9 billion in support of reserves associated with the Fortitude Re transaction in a funds withheld arrangement as of December 31, 2023. As of December 31, 2023, the portfolio included fixed maturity AFS securities, other investments, cash and invested cash and accrued investment income that had carrying values of $8.9 billion, $759 million, $141 million and $103 million, respectively. See “Realized Gain (Loss)” in Note 21 for information on reinsurance-related embedded derivatives.

Resolution Life

Effective October 1, 2021, we entered into a reinsurance agreement with Security Life of Denver Insurance Company (a subsidiary of Resolution Life that we refer to herein as “Resolution Life”) to reinsure liabilities under a block of in-force executive benefit and universal life policies. The agreement is structured as coinsurance for the general account reserves and modified coinsurance for the separate account reserves. Amounts recoverable from Resolution Life were $5.0 billion as of December 31, 2023 and 2022, respectively. Resolution Life has funded trusts, the balances of which change as a result of ongoing reinsurance activity to support the business ceded, that totaled $3.8 billion and $4.1 billion as of December 31, 2023 and 2022, respectively. We recognized a realized gain of $635 million in 2021 for the coinsurance portion of the transaction upon the transfer of a portfolio of assets to Resolution Life.

Protective

The sale of individual life and individual and group annuity business acquired from Liberty Life Assurance Company of Boston completed May 1, 2018 resulted in amounts recoverable from Protective of $9.1 billion and $9.6 billion as of December 31, 2023 and 2022, respectively. Protective has funded trusts, of which the balance in the trusts changes as a result of ongoing reinsurance activity, to support the business ceded, which totaled $10.5 billion and $11.5 billion as of December 31, 2023 and 2022, respectively. Protective represents our second largest reinsurance exposure as of December 31, 2023.

Athene

Effective October 1, 2018, we entered into a modified coinsurance agreement with Athene Holding Ltd. (“Athene”) to reinsure fixed annuity products, which resulted in a deposit asset of $2.7 billion and $3.8 billion as of December 31, 2023 and 2022, respectively. We held assets in support of reserves associated with the Athene transaction in a modified coinsurance investment portfolio, which consisted of the following (in millions):

	As of December 31,
	2023	2022
Fixed maturity AFS securities	$177	$474
Trading securities	1,556	2,644
Equity securities	58	60
Mortgage loans on real estate	288	487
Derivative investments	43	39
Other investments	41	42
Cash and invested cash	582	26
Accrued investment income	23	35
Other assets	6	2
Total	$2,774	$3,809

The portfolio was supported by $77 million of over-collateralization and a $83 million letter of credit as of December 31, 2023. Additionally, we recorded a deferred gain on business sold through reinsurance related to the transaction with Athene and amortized $33 million, $25 million and $26 million of the gain during 2023, 2022 and 2021, respectively. See “Realized Gain (Loss)” in Note 21 for information on reinsurance-related embedded derivatives.

Swiss Re

Our reinsurance operations were acquired by Swiss Re in December 2001 through a series of indemnity reinsurance transactions. As such, Swiss Re reinsured certain liabilities and obligations under the indemnity reinsurance agreements. As we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured policies remain on the Consolidated Balance Sheets with a corresponding reinsurance recoverable from Swiss Re, which totaled $1.6 billion as of December 31, 2023 and 2022, respectively. Swiss Re has funded a trust, with a balance of $656 million and $710 million as of December 31, 2023 and 2022, respectively, to support this business. In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves. These assets consist of those reported as trading securities and certain mortgage loans.

Credit Losses on Reinsurance-Related Assets

In connection with our recognition of an allowance for credit losses for reinsurance-related assets, we perform a quantitative analysis using a probability of loss approach to estimate expected credit losses for reinsurance recoverables, inclusive of similar assets recognized using the deposit method of accounting. Our allowance for credit losses was $81 million and $317 million as of December 31, 2023 and 2022, respectively. The decrease was primarily attributable to the release of the allowance for credit losses related to a third-party reinsurer, Scottish Re (U.S.) Inc. (“Scottish Re”), where liquidation proceedings commenced during the third quarter of 2023. Effective September 30, 2023, reinsurance coverage terminated and all business ceded to Scottish Re was therefore recaptured. See Note 21 for additional information.

9. Goodwill and Specifically Identifiable Intangible Assets

The changes in the carrying amount of goodwill (in millions) by reportable segment were as follows:

			For the Year Ended December 31, 2023
	Gross Goodwill as of Beginning- of-Year	Accumulated Impairment as of Beginning- of-Year	Net Goodwill as of Beginning- of-Year	Impairment	Net Goodwill as of End- of-Year
Annuities	$1,040	$(600)	$440	$–	$440
Group Protection	684	–	684	–	684
Retirement Plan Services	20	–	20	–	20
Total goodwill	$1,744	$(600)	$1,144	$–	$1,144

			For the Year Ended December 31, 2022
	Gross Goodwill as of Beginning- of-Year	Accumulated Impairment as of Beginning- of-Year	Net Goodwill as of Beginning- of-Year	Impairment	Net Goodwill as of End- of-Year
Annuities	$1,040	$(600)	$440	$–	$440
Life Insurance	2,188	(1,554)	634	(634)	–
Group Protection	684	–	684	–	684
Retirement Plan Services	20	–	20	–	20
Total goodwill	$3,932	$(2,154)	$1,778	$(634)	$1,144

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

2023 Analysis

As of October 1, 2023, we performed our annual quantitative goodwill impairment test for our Annuities, Group Protection and Retirement Plan Services reporting units, and, as of such date, the fair value was in excess of each reporting unit’s carrying value.

2022 Analysis

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

The gross carrying amounts and accumulated amortization (in millions) for each major specifically identifiable intangible asset class by reportable segment were as follows:

	As of December 31, 2023		As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Life Insurance:
Sales force	$100	$71	$100	$67
Group Protection:
VOCRA	576	145	576	115
VODA	31	12	31	10
Retirement Plan Services:
Mutual fund contract rights (1)	5	–	5	–
Total	$712	$228	$712	$192

(1) No amortization recorded as the intangible asset has indefinite life.

Future estimated amortization of specifically identifiable intangible assets (in millions) as of December 31, 2023, was as follows:

2024	$37
2025	37
2026	37
2027	37
2028	37
Thereafter	294

10. MRBs

The following table reconciles MRBs (in millions) to MRB assets and MRB liabilities on the Consolidated Balance Sheets:

	As of December 31, 2023			As of December 31, 2022
	Assets	Liabilities	Net (Assets) Liabilities	Assets	Liabilities	Net (Assets) Liabilities

Variable Annuities	$3,763	$1,583	$(2,180)	$2,666	$2,004	$(662)
Fixed Annuities	96	128	32	117	72	(45)
Retirement Plan Services	35	5	(30)	24	2	(22)
Total MRBs	$3,894	$1,716	$(2,178)	$2,807	$2,078	$(729)

The following table summarizes the balances of and changes in net MRB (assets) liabilities (in millions):

	As of or For the Year Ended December 31, 2023			As of or For the Year Ended December 31, 2022
	Variable Annuities	Fixed Annuities	Retirement Plan Services	Variable Annuities	Fixed Annuities	Retirement Plan Services

Balance as of beginning-of-year	$(662)	$(45)	$(22)	$2,398	$114	$(1)
Less: Effect of cumulative changes in
non-performance risk	(2,173)	(40)	(2)	(2,425)	(44)	(13)
Balance as of beginning-of-year, before the effect
of changes in non-performance risk	1,511	(5)	(20)	4,823	158	12
Issuances	8	–	–	12	–	(3)
Attributed fees collected	1,497	32	6	1,571	32	6
Benefit payments	(64)	–	–	(63)	–	–
Effect of changes in interest rates	(110)	(24)	5	(9,346)	(232)	(55)
Effect of changes in equity markets	(3,167)	(12)	(13)	4,293	12	18
Effect of changes in equity index volatility	(593)	9	(3)	(225)	14	(1)
In-force updates and other changes in MRBs (1)	136	5	1	661	10	3
Effect of assumption review:
Effect of changes in future expected
policyholder behavior	(33)	70	–	(158)	1	–
Effect of changes in other future expected
assumptions (2)	(66)	15	(2)	(57)	–	–
Balance as of end-of-year, before the effect of
changes in non-performance risk	(881)	90	(26)	1,511	(5)	(20)
Effect of cumulative changes in
non-performance risk	(1,299)	(58)	(4)	(2,173)	(40)	(2)
Balance as of end-of-year	(2,180)	32	(30)	(662)	(45)	(22)
Less: ceded MRB assets (liabilities)	(238)	–	–	(193)	–	–
Balance as of end-of-year, net of reinsurance	$(1,942)	$32	$(30)	$(469)	$(45)	$(22)

Weighted-average age of policyholders (years)	72	68	63	71	68	63
Net amount at risk (3)	$3,031	$203	$4	$7,974	$171	$15

(1) Consists primarily of changes in MRB assets and liabilities related to differences between separate account fund performance and modeled indices and other changes such as actual to expected policyholder behavior.
(2) Consists primarily of the update of fund mapping, volatility and other capital market assumptions.
(3) Net amount at risk (“NAR”) is the current guaranteed minimum benefit in excess of the current account balance as of the balance sheet date. For GLBs, the guaranteed minimum benefit is calculated based on the present value of GLB payments. Our variable annuity products may offer more than one type of guaranteed benefit rider to a policyholder. In instances where more than one guaranteed benefit feature exists in a contract, the guaranteed benefit rider that provides the highest NAR is used in the calculation.

Effect of Assumption Review

For the year ended December 31, 2023, Variable Annuities had a favorable impact to net income (loss) attributable to the annual assumption review from updates to volatility and policyholder GLB utilization behavior assumptions, partially offset by unfavorable impacts from updates to mortality and policyholder lapse behavior assumptions. For the year ended December 31, 2023, Fixed Annuities had an unfavorable impact to net income (loss) attributable to the annual assumption review from updates to mortality and policyholder GLB utilization and lapse behavior assumptions. Retirement Plan Services did not have any significant assumption updates.

For the year ended December 31, 2022, Variable Annuities had a favorable impact to net income (loss) attributable to the annual assumption review from updates to policyholder benefit utilization behavior and fund mapping and volatility assumptions. Fixed Annuities and Retirement Plan Services did not have any significant assumption updates.

See “MRBs” in Note 1 and Note 15 for details related to our fair value judgments, assumptions, inputs and valuation methodology.

11. Separate Accounts

The following table presents the fair value of separate account assets (in millions) reported on the Consolidated Balance Sheets by major investment category:

	As of December 31,
	2023	2022
Mutual funds and collective investment trusts	$157,578	$142,892
Exchange-traded funds	350	258
Fixed maturity AFS securities	167	169
Cash and invested cash	25	98
Other investments	137	119
Total separate account assets	$158,257	$143,536

The following table reconciles separate account liabilities (in millions) to the Consolidated Balance Sheets:

	As of December 31,
	2023	2022
Variable Annuities	$113,356	$105,573
UL and Other	25,150	20,920
Retirement Plan Services	19,699	16,996
Other Operations (1)	52	47
Total separate account liabilities	$158,257	$143,536

(1) Represents separate account liabilities reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($46 million and $42 million as of December 31, 2023 and December 31, 2022, respectively) that are excluded from the following tables.

The following table summarizes the balances of and changes in separate account liabilities (in millions):

	As of or For the Year Ended December 31, 2023			As of or For the Year Ended December 31, 2022
	Variable Annuities	UL and Other	Retirement Plan Services	Variable Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$105,573	$20,920	$16,996	$136,665	$24,785	$21,068
Gross deposits	2,982	1,630	2,222	3,371	1,900	2,378
Withdrawals	(10,177)	(313)	(2,527)	(9,238)	(454)	(2,378)
Policyholder assessments	(2,510)	(964)	(163)	(2,603)	(938)	(164)
Change in market performance	16,870	3,973	3,221	(23,194)	(4,371)	(3,710)
Net transfers from (to) general account	618	(96)	(50)	572	(2)	(198)
Balance as of end-of-year	$113,356	$25,150	$19,699	$105,573	$20,920	$16,996

Cash surrender value	$111,928	$22,760	$19,684	$103,987	$18,666	$16,982

12. Policyholder Account Balances

The following table reconciles policyholder account balances (in millions) to the Consolidated Balance Sheets:

	As of December 31,
	2023	2022
Variable Annuities	$29,141	$22,184
Fixed Annuities	25,355	23,365
UL and Other	37,180	37,694
Retirement Plan Services	23,784	25,138
Other (1)	5,277	6,054
Total policyholder account balances	$120,737	$114,435

(1) Represents policyholder account balances reported primarily in Other Operations attributable to the indemnity reinsurance agreements with Protective ($4.9 billion and $5.7 billion as of December 31, 2023 and December 31, 2022, respectively) that are excluded from the following tables.

The following table summarizes the balances and changes in policyholder account balances (in millions):

	As of or For the Year Ended December 31, 2023
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$22,184	$23,365	$37,694	$25,138
Gross deposits	4,709	5,130	3,755	2,776
Withdrawals	(742)	(3,929)	(1,454)	(4,494)
Policyholder assessments	(1)	(56)	(4,512)	(14)
Net transfers from (to) separate account	(427)	–	97	(295)
Interest credited	548	643	1,479	673
Change in fair value of embedded derivative
instruments	2,870	202	121	–
Balance as of end-of-year	$29,141	$25,355	$37,180	$23,784

Weighted-average crediting rate	2.1%	2.7%	4.0%	2.7%
Net amount at risk (1)(2)	$3,031	$203	$302,712	$4
Cash surrender value	27,975	24,349	33,629	23,765

	As of or For the Year Ended December 31, 2022
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$19,148	$22,552	$38,200	$23,579
Gross deposits	5,178	3,284	3,921	4,012
Withdrawals	(417)	(2,514)	(1,244)	(3,579)
Policyholder assessments	(2)	(51)	(4,496)	(13)
Net transfers from (to) separate account	(492)	–	2	510
Interest credited	287	532	1,494	629
Change in fair value of embedded derivative
instruments	(1,518)	(438)	(183)	–
Balance as of end-of-year	$22,184	$23,365	$37,694	$25,138

Weighted-average crediting rate	1.4%	2.4%	3.9%	2.6%
Net amount at risk (1)(2)	$7,974	$171	$304,348	$15
Cash surrender value	21,147	22,529	34,210	25,133

(1) NAR is the current guaranteed minimum benefit in excess of the current account balance as of the balance sheet date. For GLBs, the guaranteed minimum benefit is calculated based on the present value of GLB payments. Our variable annuity products may offer more than one type of guaranteed benefit rider to a policyholder. In instances where more than one guaranteed benefit rider exists in a contract, the guaranteed benefit rider that provides the highest NAR is used in the calculation.
(2) Calculation is based on total account balances and includes both policyholder account balances and separate account balances.

The following table presents policyholder account balances (in millions) by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between the interest being credited to policyholders and the respective guaranteed contract minimums:

	As of December 31, 2023
	At Guaranteed Minimum	1-50 Basis Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$–	$–	$–	$–	$–	$–
1.01% - 2.00%	5	–	–	–	7	12
2.01% - 3.00%	576	–	–	–	–	576
3.01% - 4.00%	1,370	–	–	–	–	1,370
4.01% and above	10	–	–	–	–	10
Other (1)	–	–	–	–	–	27,173
Total	$1,961	$–	$–	$–	$7	$29,141

Fixed Annuities
Up to 1.00%	$696	$511	$546	$505	$2,429	$4,687
1.01% - 2.00%	426	97	235	527	3,081	4,366
2.01% - 3.00%	1,806	35	6	–	18	1,865
3.01% - 4.00%	927	–	–	–	–	927
4.01% and above	180	–	–	–	–	180
Other (1)	–	–	–	–	–	13,330
Total	$4,035	$643	$787	$1,032	$5,528	$25,355

UL and Other
Up to 1.00%	$275	$–	$195	$121	$352	$943
1.01% - 2.00%	557	–	–	–	3,125	3,682
2.01% - 3.00%	6,925	11	148	–	–	7,084
3.01% - 4.00%	15,587	–	1	–	–	15,588
4.01% and above	3,730	–	–	–	–	3,730
Other (1)	–	–	–	–	–	6,153
Total	$27,074	$11	$344	$121	$3,477	$37,180

Retirement Plan Services
Up to 1.00%	$452	$569	$744	$4,904	$2,979	$9,648
1.01% - 2.00%	550	2,065	1,575	832	–	5,022
2.01% - 3.00%	2,492	–	–	–	–	2,492
3.01% - 4.00%	5,012	–	–	–	–	5,012
4.01% and above	1,610	–	–	–	–	1,610
Total	$10,116	$2,634	$2,319	$5,736	$2,979	$23,784

	As of December 31, 2022
	At Guaranteed Minimum	1-50 Basis Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$–	$–	$–	$–	$–	$–
1.01% - 2.00%	4	–	–	8	–	12
2.01% - 3.00%	658	–	–	–	–	658
3.01% - 4.00%	1,545	–	–	–	–	1,545
4.01% and above	11	–	–	–	–	11
Other (1)	–	–	–	–	–	19,958
Total	$2,218	$–	$–	$8	$–	$22,184

Fixed Annuities
Up to 1.00%	$891	$497	$589	$563	$1,329	$3,869
1.01% - 2.00%	544	144	179	492	1,057	2,416
2.01% - 3.00%	1,973	5	1	–	–	1,979
3.01% - 4.00%	1,353	–	–	–	–	1,353
4.01% and above	193	–	–	–	–	193
Other (1)	–	–	–	–	–	13,555
Total	$4,954	$646	$769	$1,055	$2,386	$23,365

UL and Other
Up to 1.00%	$318	$–	$194	$29	$292	$833
1.01% - 2.00%	558	–	–	–	3,282	3,840
2.01% - 3.00%	7,218	156	–	–	–	7,374
3.01% - 4.00%	16,282	–	1	–	–	16,283
4.01% and above	3,824	–	–	–	–	3,824
Other (1)	–	–	–	–	–	5,540
Total	$28,200	$156	$195	$29	$3,574	$37,694

Retirement Plan Services
Up to 1.00%	$961	$1,001	$4,304	$1,703	$1,908	$9,877
1.01% - 2.00%	1,774	2,197	982	462	–	5,415
2.01% - 3.00%	2,711	1	–	–	–	2,712
3.01% - 4.00%	5,622	1	–	–	–	5,623
4.01% and above	1,511	–	–	–	–	1,511
Total	$12,579	$3,200	$5,286	$2,165	$1,908	$25,138

(1) Consists of indexed account balances that include the fair value of embedded derivative instruments, payout annuity account balances, short-term dollar cost averaging annuities business and policy loans.

13. Future Contract Benefits

The following table reconciles future contract benefits (in millions) to the Consolidated Balance Sheets:

	As of December 31,
	2023	2022
Payout Annuities (1)	$2,085	$2,004
Traditional Life (1)	3,841	3,509
Group Protection (2)	5,689	5,462
UL and Other (3)	15,000	14,818
Other Operations (4)	9,879	9,782
Other (5)	3,371	3,251
Total future contract benefits	$39,864	$38,826

(1) See “LFPB” below for further information.
(2) See “Liability for Future Claims” below for further information.
(3) See “Additional Liabilities for Other Insurance Benefits” below for further information.
(4) Represents future contract benefits reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($5.6 billion and $5.4 billion as of December 31, 2023, and December 31, 2022, respectively) and Swiss Re ($2.2 billion and $2.3 billion as of December 31, 2023, and December 31, 2022, respectively) that are excluded from the following tables.
(5) Represents other miscellaneous reserves that are not representative of long-duration contracts and are excluded from the following tables.

LFPB

The following table summarizes the balances of and changes in the present values of expected net premiums and LFPB (in millions, except years):

	As of or For the Year Ended December 31, 2023		As of or For the Year Ended December 31, 2022
	Payout Annuities	Traditional Life	Payout Annuities	Traditional Life

Present Value of Expected Net Premiums
Balance as of beginning-of-year	$–	$6,063	$–	$6,858
Less: Effect of cumulative changes in discount
rate assumptions	–	(582)	–	883
Beginning balance at original discount rate	–	6,645	–	5,975
Effect of changes in cash flow assumptions	–	(12)	–	(484)
Effect of actual variances from expected experience	–	(303)	–	50
Adjusted balance as of beginning-of-year	–	6,330	–	5,541
Issuances	–	579	–	1,656
Interest accrual	–	244	–	222
Net premiums collected	–	(804)	–	(765)
Flooring impact of LFPB	–	(1)	–	(9)
Ending balance at original discount rate	–	6,348	–	6,645
Effect of cumulative changes in discount rate assumptions	–	(148)	–	(582)
Balance as of end-of-year	$–	$6,200	$–	$6,063

Present Value of Expected LFPB
Balance as of beginning-of-year	$2,004	$9,572	$2,512	$11,008
Less: Effect of cumulative changes in discount
rate assumptions	(263)	(785)	266	1,561
Beginning balance at original discount rate (1)	2,267	10,357	2,246	9,447
Effect of changes in cash flow assumptions	–	(29)	–	(415)
Effect of actual variances from expected experience	1	(333)	3	69
Adjusted balance as of beginning-of-year	2,268	9,995	2,249	9,101
Issuances	109	580	122	1,655
Interest accrual	86	387	84	356
Benefit payments	(191)	(732)	(188)	(755)
Ending balance at original discount rate (1)	2,272	10,230	2,267	10,357
Effect of cumulative changes in discount rate assumptions	(187)	(189)	(263)	(785)
Balance as of end-of-year	$2,085	$10,041	$2,004	$9,572

Net balance as of end-of-year	$2,085	$3,841	$2,004	$3,509
Less: reinsurance recoverables (2)	1,617	445	3	532
Net balance as of end-of-year, net of reinsurance	$468	$3,396	$2,001	$2,977

Weighted-average duration of future policyholder
benefit liability (years)	9	9	9	10

(1) Includes DPL within Payout Annuities of $56 million, $38 million and $22 million as of December 31, 2023, December 31, 2022 and December 31, 2021, respectively.
(2) Increase in Payout Annuities reinsurance recoverables driven by the reinsurance agreement with Fortitude Re effective October 1, 2023 for certain blocks of in-force life-contingent payout fixed annuities. See Note 8 for more information on the transaction.

For the year ended December 31, 2023, Payout Annuities did not have any significant assumption updates. For the year ended December 31, 2023, Traditional Life had a favorable cash flow assumption impact from updates to mortality assumptions, partially offset by an unfavorable impact from updates to policyholder lapse behavior assumptions. For the year ended December 31, 2023, Payout Annuities and Traditional Life did not have any significantly different actual experience compared to expected.

For the year ended December 31, 2022, Payout Annuities did not have any significant assumption updates. Traditional Life had an unfavorable cash flow assumption impact to net income (loss) attributable to the annual assumption review from updates to mortality and lapse assumptions resulting in lower projected premiums and benefits, and a corresponding increase in reserves. For the year ended December 31, 2022, Payout Annuities and Traditional Life did not have any significantly different actual experience compared to expected.

The following table summarizes the discounted and undiscounted expected future gross premiums and expected future benefit payments (in millions):

	As of December 31, 2023		As of December 31, 2022
	Undiscounted	Discounted	Undiscounted	Discounted
Payout Annuities
Expected future gross premiums	$–	$–	$–	$–
Expected future benefit payments	3,483	2,085	3,472	2,004
Traditional Life
Expected future gross premiums	14,015	9,815	13,945	9,475
Expected future benefit payments	13,894	10,041	13,640	9,572

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Years Ended December 31,
	2023	2022	2021
Payout Annuities
Gross premiums	$116	$133	$95
Interest accretion	86	84	84
Traditional Life
Gross premiums	1,252	1,211	1,103
Interest accretion	143	134	134

The following table summarizes the weighted-average interest rates:

	For the Years Ended December 31,
	2023	2022
Payout Annuities
Interest accretion rate	3.9%	3.9%
Current discount rate	4.9%	5.3%
Traditional Life
Interest accretion rate	5.0%	5.1%
Current discount rate	4.6%	5.1%

Liability for Future Claims

The following table summarizes the balances of and changes in liability for future claims (in millions, except years):

	Group Protection
	As of or For the Years Ended December 31,
	2023	2022
Balance as of beginning-of-year	$5,462	$5,936
Less: Effect of cumulative changes in discount
rate assumptions	(597)	262
Beginning balance at original discount rate	6,059	5,674
Effect of changes in cash flow assumptions	(27)	15
Effect of actual variances from expected
experience	(261)	(117)
Adjusted beginning-of-year balance	5,771	5,572
New incidence	1,702	1,777
Interest	159	141
Benefit payments	(1,453)	(1,431)
Ending balance at original discount rate	6,179	6,059
Effect of cumulative changes in discount
rate assumptions	(490)	(597)
Balance as of end-of-year	5,689	5,462
Less: reinsurance recoverables	123	127
Balance as of end-of-year, net of reinsurance	$5,566	$5,335

Weighted-average duration of liability for future
claims (years)	5	4

For the year ended December 31, 2023, we had a favorable cash flow assumption impact to net income (loss) attributable to the annual assumption review from updates to long-term disability and life waiver claim termination rate assumptions, partially offset by unfavorable impacts from updates to long-term disability social security offset assumptions. For the year ended December 31, 2023, we experienced more favorable reported incidence and claim terminations than assumed.

For the year ended December 31, 2022, we had an unfavorable cash flow assumption impact to net income (loss) attributable to the annual assumption review from updates to the long-term disability incidence and severity assumptions, partially offset by favorable impacts from updates to the life waiver termination rate assumptions. For the year ended December 31, 2022, we experienced more favorable claim terminations than assumed.
The following table summarizes the discounted and undiscounted expected future benefit payments (in millions):

	As of December 31, 2023		As of December 31, 2022
	Undiscounted	Discounted	Undiscounted	Discounted
Group Protection
Expected future benefit payments	$7,250	$6,179	$7,063	$6,059

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Years Ended December 31,
	2023	2022	2021
Group Protection
Gross premiums	$3,549	$3,393	$3,145
Interest accretion	159	141	145

The following table summarizes the weighted-average interest rates:

	For the Years Ended December 31,
	2023	2022
Group Protection
Interest accretion rate	3.0%	2.8%
Current discount rate	4.7%	5.1%

Additional Liabilities for Other Insurance Benefits

The following table summarizes the balances of and changes in additional liabilities for other insurance benefits (in millions, except years):

	UL and Other
	As of or For the Years Ended December 31,
	2023	2022
Balance as of beginning-of-year	$14,818	$12,556
Less: Effect of cumulative changes in shadow
balance in AOCI	(905)	1,113
Balance as of beginning-of-year, excluding
shadow balance in AOCI	15,723	11,443
Effect of changes in cash flow assumptions	173	3,108
Effect of actual variances from expected
experience	(71)	195
Adjusted beginning-of-year balance	15,825	14,746
Issuances	–	7
Interest accrual	775	626
Net assessments collected	1,210	972
Benefit payments	(588)	(628)
Balance as of end-of-year, excluding
shadow balance in AOCI	17,222	15,723
Effect of cumulative changes in shadow
balance in AOCI	(2,222)	(905)
Balance as of end-of-year	15,000	14,818
Less: reinsurance recoverables (1)	4,708	856
Balance as of end-of-year, net of reinsurance	$10,292	$13,962

Weighted-average duration of additional liabilities
for other insurance benefits (years)	17	17

(1) Increase in reinsurance recoverables driven by the reinsurance agreement with Fortitude Re effective October 1, 2023 for certain blocks of in-force ULSG. See Note 8 for more information on the transaction.

For the year ended December 31, 2023, we had an unfavorable cash flow assumption impact to net income (loss) attributable to the annual assumption review from updates to policyholder lapse behavior assumptions, partially offset by a favorable impact from updates to interest rate assumptions. For the year ended December 31, 2023, we did not have any significantly different actual experience compared to expected.

For the year ended December 31, 2022, we had an unfavorable cash flow assumption impact to net income (loss) attributable to the annual assumption review primarily from updates to policyholder lapse behavior assumptions related to UL products with secondary guarantees in the amount of $1.9 billion, net of reinsurance, after-tax, and to a lesser extent mortality and morbidity assumptions. For the year ended December 31, 2022, we had unfavorable actual mortality experience compared to expected due to ongoing effects of the COVID-19 pandemic.

The following table summarizes the gross assessments and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Years Ended December 31,
	2023	2022	2021
UL and Other
Gross assessments	$3,219	$2,818	$3,150
Interest accretion	775	626	498

The following table summarizes the weighted-average interest rates:

	For the Years Ended December 31,
	2023	2022
UL and Other
Interest accretion rate	5.3%	5.0%

14. Short-Term and Long-Term Debt

Details underlying short-term and long-term debt (in millions) were as follows:

	As of December 31,
	2023	2022
Short-Term Debt
Current maturities of long-term debt	$250	$500
Total short-term debt	$250	$500

Long-Term Debt, Excluding Current Portion
Senior notes:
3.35% notes, due 2025 (1)	$300	$300
3.625% notes, due 2026 (1)	400	400
3.80% notes, due 2028 (1)	500	500
3.05% notes, due 2030 (1)	500	500
3.40% notes, due 2031 (1)	500	500
3.40% notes, due 2032 (1)	300	300
6.15% notes, due 2036 (1)	243	243
6.30% notes, due 2037 (1)(2)	375	375
7.00% notes, due 2040 (1)(2)	500	500
4.35% notes, due 2048 (1)	450	450
4.375% notes, due 2050 (1)	300	300
Total senior notes	4,368	4,368
Term loans:
Variable, due 2024 (3)	–	250
Total term loans	–	250
Subordinated notes:
Variable, due 2066 (4) (5)	562	562
Variable, due 2067 (4) (6)	433	433
Total subordinated notes	995	995
Capital securities:
Variable, due 2066 (4) (7)	160	160
Variable, due 2067 (4) (8)	58	58
Total capital securities	218	218
Unamortized premiums (discounts)	(6)	(6)
Unamortized debt issuance costs	(30)	(34)
Unamortized adjustments from discontinued hedges	326	341
Fair value hedge on interest rate swap agreements	(172)	(177)
Total long-term debt	$5,699	$5,955

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
(3) Transitioned from London Interbank Offered Rate (“LIBOR”)-based to Secured Overnight Financing Rate (“SOFR”)-based interest rates, plus an applicable transition spread of 10 basis points due to the discontinued publication of LIBOR effective after June 30, 2023. Our applicable credit spread was 112.5 basis points as of December 31, 2023 and 2022, respectively.
(4) To hedge the variability in rates, we purchased interest rate swaps to lock in a fixed rate of approximately 5% over the remaining terms of the subordinated notes and capital securities.
(5) Transitioned from LIBOR-based to 3-Month ISDA SOFR-based interest rates after June 30, 2023, plus a credit spread of 236 basis points.

(6) Transitioned from LIBOR-based to 3-Month ISDA SOFR-based interest rates after June 30, 2023, plus a credit spread of 204 basis points.
(7) Transitioned from LIBOR-based to 3-Month Term SOFR-based interest rates after June 30, 2023, plus a transition spread of 26.161 basis points after June 30, 2023, plus a credit spread of 236 basis points.
(8) Transitioned from LIBOR-based to 3-Month Term SOFR-based interest rates after June 30, 2023, plus a transition spread of 26.161 basis points after June 30, 2023, plus a credit spread of 204 basis points.

Details underlying the recognition of a gain (loss) on the modification or early extinguishment of debt (in millions) reported within interest expense on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Principal balance outstanding prior to modification
or payoff (1)	$–	$–	$995
Unamortized debt issuance costs and discounts	–	–	–
Amount exchanged or paid to modify or retire debt	–	–	(1,003)
Gain (loss) on modification or early
extinguishment of debt, pre-tax	$–	$–	$(8)

(1) During 2021, we completed the exchange of a portion of our outstanding capital securities for newly issued subordinated notes. In connection with the exchange offer, we solicited and received the requisite number of consents to amend the indentures governing the remaining outstanding capital securities to eliminate various terms and conditions and other provisions, including the covenant that required us to make interest payments in accordance with an alternative coupon satisfaction mechanism upon the occurrence of certain trigger events.

Future principal payments due on long-term debt (in millions) as of December 31, 2023, were as follows:

2024	$250
2025	300
2026	400
2027	–
2028	500
Thereafter	4,381
Total	$5,831

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

The issuance right will be exercised automatically in full upon our failure to make certain payments to the trust, such as paying the facility fee or reimbursing the trust for its expenses, if the failure to pay is not cured within 30 days, or upon certain bankruptcy events involving LNC. We are also required to exercise the issuance right in full if our consolidated stockholders’ equity (excluding AOCI) falls below a minimum threshold (which was $2.75 billion as of December 31, 2023, and is subject to adjustment from time to time in certain cases) and upon certain other events described in the facility agreement.

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

Credit Facilities

Credit facilities, which allow for borrowing or issuances of letters of credit (“LOCs”), (in millions) were as follows:

		As of December 31, 2023
	Expiration Date	Maximum Available	LOCs Issued
Credit Facilities
Five-year revolving credit facility	December 21, 2028	$2,000	$126
LOC facility (1)	August 26, 2031	976	917
LOC facility (1)	October 1, 2031	859	859
Total		$3,835	$1,902

(1) Our wholly-owned subsidiaries entered into irrevocable LOC facility agreements with third-party lenders supporting inter-company reinsurance agreements.

On December 21, 2023, we entered into a second amended and restated credit agreement with a syndicate of banks, which amended and restated our existing five-year revolving amended and restated credit agreement. The credit agreement, which is unsecured, allows for the issuance of LOCs and borrowing of up to $2.0 billion and has a commitment termination date of December 21, 2028. The LOCs under the credit facility are used primarily to satisfy reserve credit requirements of (i) our domestic insurance companies for which reserve credit is provided by our affiliated reinsurance companies and (ii) certain ceding companies of our legacy reinsurance business.

The credit agreement, as currently in effect, contains:

•Customary terms and conditions, including covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets;
•Financial covenants including maintenance of a minimum consolidated net worth equal to the sum of $8.626 billion plus 50% of the aggregate net proceeds of equity issuances received by us after September 30, 2023, all as more fully set forth in the agreement; and a debt-to-capital ratio as defined in accordance with the agreement not to exceed 0.35 to 1.00;
•A cap on secured non-operating indebtedness and non-operating indebtedness of our subsidiaries equal to 7.5% of total capitalization, as defined in accordance with the agreement; and
•Customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default.

Upon an event of default, the credit agreement, as currently in effect, provides that, among other things, the commitments may be terminated and the loans then outstanding may be declared due and payable.  As of December 31, 2023, we were in compliance with all such covenants.

Our LOC facility agreements each contain customary terms and conditions, including early termination fees, covenants restricting the ability of the subsidiaries to incur liens, merge or consolidate with another entity and dispose of all or substantially all of their assets. Upon an event of early termination, the agreements require the immediate payment of all or a portion of the present value of the future LOC fees that would have otherwise been paid. Further, the agreements contain customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default. The events of default include payment defaults, covenant defaults, material inaccuracies in representations and warranties, bankruptcy and liquidation proceedings and other customary defaults. Upon an event of default, the agreements provide that, among other things, obligations to issue, amend or increase the amount of any LOC shall be terminated and any obligations shall become immediately due and payable. As of December 31, 2023, we were in compliance with all such covenants.

Shelf Registration

We currently have an effective shelf registration statement, which allows us to issue, in unlimited amounts, securities, including debt securities, preferred stock, common stock, warrants, stock purchase contracts, stock purchase units, depositary shares and trust preferred securities.

15. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of December 31, 2023		As of December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Fixed maturity AFS securities	$88,738	$88,738	$99,736	$99,736
Trading securities	2,359	2,359	3,498	3,498
Equity securities	306	306	427	427
Mortgage loans on real estate	18,963	17,407	18,301	16,553
Derivative investments	6,474	6,474	3,594	3,594
Other investments	5,015	5,015	3,739	3,739
Cash and invested cash	3,365	3,365	3,343	3,343
MRB assets	3,894	3,894	2,807	2,807
Other assets:
Ceded MRBs	2	2	12	12
Indexed annuity ceded embedded derivatives	940	940	525	525
Separate account assets	158,257	158,257	143,536	143,536

Liabilities
Policyholder account balances:
Account balances of certain investment contracts	(44,640)	(34,041)	(43,578)	(34,274)
RILA, fixed annuity and IUL contracts	(9,077)	(9,077)	(4,783)	(4,783)
Funds withheld reinsurance liabilities – reinsurance-related
embedded derivatives	(552)	(552)	416	416
MRB liabilities	(1,716)	(1,716)	(2,078)	(2,078)
Short-term debt	(250)	(249)	(500)	(496)
Long-term debt	(5,699)	(5,182)	(5,955)	(5,005)
Other liabilities:
Ceded MRBs	(239)	(239)	(205)	(205)
Derivative liabilities	(356)	(356)	(210)	(210)
Remaining guaranteed interest and similar contracts	(411)	(411)	(574)	(574)

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

Other Liabilities

Other liabilities include remaining guaranteed interest and similar contracts. The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. As of December 31, 2023 and 2022, the remaining guaranteed interest and similar contracts carrying value approximated fair value. The inputs used to measure the fair value of these other liabilities are classified as Level 3 within the fair value hierarchy.

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

The fair value and aggregate contractual principal for mortgage loans on real estate where the fair value option was elected (in millions) were as follows:

	As of December 31,
	2023	2022
Fair value	$288	$487
Aggregate contractual principal	326	514

As of December 31, 2023 and 2022, no loans for which the fair value option was elected were in non-accrual status, and none were more than 90 days past due and still accruing interest.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2023 or 2022.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of December 31, 2023
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$–	$67,160	$2,497	$69,657
U.S. government bonds	374	19	–	393
State and municipal bonds	–	2,785	5	2,790
Foreign government bonds	–	283	–	283
RMBS	–	1,760	13	1,773
CMBS	–	1,416	8	1,424
ABS	–	10,687	1,484	12,171
Hybrid and redeemable preferred securities	46	153	48	247
Trading securities	–	2,075	284	2,359
Equity securities	1	263	42	306
Mortgage loans on real estate	–	–	288	288
Derivative investments (1)	–	10,874	622	11,496
Other investments – short-term investments	–	233	–	233
Cash and invested cash	–	3,365	–	3,365
MRB assets	–	–	3,894	3,894
Other assets:
Ceded MRBs	–	–	2	2
Indexed annuity ceded embedded derivatives	–	–	940	940
Separate account assets	402	157,855	–	158,257
Total assets	$823	$258,928	$10,127	$269,878

Liabilities
Policyholder account balances – RILA, fixed annuity
and IUL contracts	$–	$–	$(9,077)	$(9,077)
Funds withheld reinsurance liabilities – reinsurance-related
embedded derivatives	–	237	(789)	(552)
MRB liabilities	–	–	(1,716)	(1,716)
Other liabilities:
Ceded MRBs	–	–	(239)	(239)
Derivative liabilities (1)	–	(4,792)	(586)	(5,378)
Total liabilities	$–	$(4,555)	$(12,407)	$(16,962)

	As of December 31, 2022
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$–	$76,728	$2,295	$79,023
U.S. government bonds	359	20	–	379
State and municipal bonds	–	5,035	35	5,070
Foreign government bonds	–	318	–	318
RMBS	–	2,008	1	2,009
CMBS	–	1,674	–	1,674
ABS	–	9,787	1,117	10,904
Hybrid and redeemable preferred securities	41	269	49	359
Trading securities	–	2,917	581	3,498
Equity securities	–	274	153	427
Mortgage loans on real estate	–	–	487	487
Derivative investments (1)	–	6,048	605	6,653
Other investments – short-term investments	–	75	–	75
Cash and invested cash	–	3,343	–	3,343
MRB assets	–	–	2,807	2,807
Other assets:
Ceded MRBs	–	–	12	12
Indexed annuity ceded embedded derivatives	–	–	525	525
Separate account assets	412	143,124	–	143,536
Total assets	$812	$251,620	$8,667	$261,099

Liabilities
Policyholder account balances – indexed annuity
and IUL contracts embedded derivatives	$–	$–	$(4,783)	$(4,783)
Funds withheld reinsurance liabilities – reinsurance-related
embedded derivatives	–	416	–	416
MRB liabilities	–	–	(2,078)	(2,078)
Other liabilities:
Ceded MRBs	–	–	(205)	(205)
Derivative liabilities (1)	–	(2,666)	(603)	(3,269)
Total liabilities	$–	$(2,250)	$(7,669)	$(9,919)

(1) Derivative investment assets and liabilities are presented within the fair value hierarchy on a gross basis by derivative type and not on a master netting basis by counterparty.

The following summarizes changes to our financial instruments carried at fair value (in millions) and classified within Level 3 of the fair value hierarchy. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology. The summary schedule excludes changes to MRB assets and MRB liabilities as these balances are rolled forward in Note 10.

	For the Year Ended December 31, 2023
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$2,295	$2	$17	$194	$(11)	$2,497
State and municipal bonds	35	(4)	4	(30)	–	5
RMBS	1	–	–	5	7	13
CMBS	–	–	–	(4)	12	8
ABS	1,117	–	9	733	(375)	1,484
Hybrid and redeemable preferred
securities	49	–	(2)	(2)	3	48
Trading securities	581	17	–	(313)	(1)	284
Equity securities	153	(19)	–	(98)	6	42
Mortgage loans on real estate	487	(7)	5	(197)	–	288
Derivative investments	2	(13)	–	16	31	36
Other assets:
Ceded MRBs (3)	12	(10)	–	–	–	2
Indexed annuity ceded embedded
derivatives (4)	525	6	–	409	–	940
Policyholder account balances –
RILA, fixed annuity and IUL
contracts (4)	(4,783)	(3,193)	–	(1,101)	–	(9,077)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (4)	–	(789)	–	–	–	(789)
Other liabilities - ceded MRBs (3)	(205)	(34)	–	–	–	(239)
Total, net	$269	$(4,044)	$33	$(388)	$(328)	$(4,458)

	For the Year Ended December 31, 2022
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$5,720	$1	$(1,550)	$796	$(2,672)	$2,295
State and municipal bonds	–	–	(1)	–	36	35
Foreign government bonds	41	–	(6)	(30)	(5)	–
RMBS	4	–	1	21	(25)	1
CMBS	–	–	–	17	(17)	–
ABS	870	–	(113)	676	(316)	1,117
Hybrid and redeemable preferred
securities	93	(6)	(22)	(12)	(4)	49
Trading securities	828	(80)	–	(152)	(15)	581
Equity securities	95	54	–	19	(15)	153
Mortgage loans on real estate	739	(20)	(5)	(227)	–	487
Derivative investments	21	2	(6)	–	(15)	2
Other assets:
Ceded MRBs (3)	95	(83)	–	–	–	12
Indexed annuity ceded embedded
derivatives (4)	528	(215)	–	212	–	525
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives (4)	(6,131)	1,975	–	(627)	–	(4,783)
Other liabilities – ceded MRBs (3)	(17)	(188)	–	–	–	(205)
Total, net	$2,886	$1,440	$(1,702)	$693	$(3,048)	$269

	For the Year Ended December 31, 2021
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$5,121	$4	$(182)	$748	$29	$5,720
U.S. government bonds	5	–	–	(5)	–	–
Foreign government bonds	74	–	(11)	80	(102)	41
RMBS	2	(1)	–	3	–	4
CMBS	–	–	–	8	(8)	–
ABS	570	1	(9)	602	(294)	870
Hybrid and redeemable preferred
securities	104	–	27	(38)	–	93
Trading securities	644	(3)	–	210	(23)	828
Equity securities	59	39	–	(3)	–	95
Mortgage loans on real estate	832	11	5	(109)	–	739
Derivative investments	1,542	1,255	(3)	(139)	(2,634)	21
Other assets:
Ceded MRBs (3)	336	(241)	–	–	–	95
Indexed annuity ceded embedded
derivatives (4)	550	87	–	(109)	–	528
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives (4)	(3,594)	(2,709)	–	172	–	(6,131)
Other liabilities – ceded MRBs (3)	–	(17)	–	–	–	(17)
Total, net	$6,245	$(1,574)	$(173)	$1,420	$(3,032)	$2,886

(1) The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 6).
(2) Amortization and accretion of premiums and discounts are included in net investment income on the Consolidated Statements of Comprehensive Income (Loss). Gains (losses) from sales, maturities, settlements and calls and credit loss expense are included in realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).
(3) Gains (losses) from the changes in fair value are included in market risk benefit gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).
(4) Gains (losses) from the changes in fair value are included in realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, (in millions) as reported above:

	For the Year Ended December 31, 2023
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$797	$(149)	$(34)	$(409)	$(11)	$194
State and Municipal	–	(30)	–	–	–	(30)
RMBS	5	–	–	–	–	5
CMBS	–	–	–	(4)	–	(4)
ABS	971	(2)	–	(230)	(6)	733
Hybrid and redeemable preferred
securities	–	–	–	–	(2)	(2)
Trading securities	–	(231)	–	(82)	–	(313)
Equity securities	1	(99)	–	–	–	(98)
Mortgage loans on real estate	5	–	–	(202)	–	(197)
Derivative investments	19	–	(3)	–	–	16
Other assets – indexed annuity ceded
embedded derivatives	404	–	–	5	–	409
Policyholder account balances –
RILA, fixed annuity and IUL
contracts	(1,110)	–	–	9	–	(1,101)
Total, net	$1,092	$(511)	$(37)	$(913)	$(19)	$(388)

	For the Year Ended December 31, 2022
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1,263	$(100)	$(82)	$(235)	$(50)	$796
Foreign government bonds	–	–	(30)	–	–	(30)
RMBS	21	–	–	–	–	21
CMBS	17	–	–	–	–	17
ABS	918	–	–	(235)	(7)	676
Hybrid and redeemable preferred
securities	–	–	–	–	(12)	(12)
Trading securities	287	(229)	–	(210)	–	(152)
Equity securities	28	(9)	–	–	–	19
Mortgage loans on real estate	15	–	–	(242)	–	(227)
Other assets – indexed annuity ceded
embedded derivatives	124	–	–	88	–	212
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives	(710)	–	–	83	–	(627)
Total, net	$1,963	$(338)	$(112)	$(751)	$(69)	$693

	For the Year Ended December 31, 2021
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1,408	$(33)	$(109)	$(488)	$(30)	$748
U.S. government bonds	–	–	(5)	–	–	(5)
Foreign government bonds	80	–	–	–	–	80
RMBS	3	–	–	–	–	3
CMBS	8	–	–	–	–	8
ABS	835	–	–	(233)	–	602
Hybrid and redeemable preferred
securities	12	(20)	–	–	(30)	(38)
Trading securities	383	(24)	–	(149)	–	210
Equity securities	7	(10)	–	–	–	(3)
Mortgage loans on real estate	96	(101)	(26)	(78)	–	(109)
Derivative investments	174	(124)	(189)	–	–	(139)
Other assets – indexed annuity ceded
embedded derivatives	55	–	–	(164)	–	(109)
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives	(400)	–	–	572	–	172
Total, net	$2,661	$(312)	$(329)	$(540)	$(60)	$1,420

The following summarizes changes in unrealized gains (losses) included in net income related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Trading securities (1)	$8	$(81)	$4
Equity securities (1)	(16)	56	43
Mortgage loans on real estate (1)	(8)	(20)	12
Derivative investments (1)	1	2	1,051
MRBs (2)	2,200	3,183	3,729
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (1)	(789)	–	–
Embedded derivatives – indexed annuity
and IUL contracts (1)	(20)	(95)	44
Total, net	$1,376	$3,045	$4,883

(1) Included in realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).
(2) Included in market risk benefit gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Fixed maturity AFS securities:
Corporate bonds	$(5)	$(1,562)	$(183)
State and municipal bonds	3	(1)	–
Foreign government bonds	–	(7)	(10)
ABS	3	(116)	(9)
Hybrid and redeemable preferred
securities	(1)	(22)	27
Mortgage loans on real estate	4	(5)	4
Total, net	$4	$(1,713)	$(171)

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Year Ended December 31, 2023
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$195	$(206)	$(11)
RMBS	12	(5)	7
CMBS	12	–	12
ABS	2	(377)	(375)
Hybrid and redeemable preferred securities	16	(13)	3
Trading securities	6	(7)	(1)
Equity securities	6	–	6
Derivative investments	31	–	31
Total, net	$280	$(608)	$(328)

	For the Year Ended December 31, 2022
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$296	$(2,968)	$(2,672)
State and municipal bonds	36	–	36
Foreign government bonds	–	(5)	(5)
RMBS	–	(25)	(25)
CMBS	–	(17)	(17)
ABS	16	(332)	(316)
Hybrid and redeemable preferred securities	–	(4)	(4)
Trading securities	4	(19)	(15)
Equity securities	–	(15)	(15)
Derivative investments	–	(15)	(15)
Total, net	$352	$(3,400)	$(3,048)

	For the Year Ended December 31, 2021
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$163	$(134)	$29
Foreign government bonds	–	(102)	(102)
CMBS	–	(8)	(8)
ABS	36	(330)	(294)
Trading securities	14	(37)	(23)
Derivative investments	24	(2,658)	(2,634)
Total, net	$237	$(3,269)	$(3,032)

Transfers into and out of Level 3 are generally the result of observable market information on financial instruments no longer being available or becoming available to our pricing vendors. For the years ended December 31, 2023, 2022 and 2021, transfers in and out of Level 3 were attributable primarily to the financial instruments’ observable market information no longer being available or becoming available. In 2022, transfers out of Level 3 included corporate bonds and ABS for which we changed valuation techniques. This change in valuation technique was primarily from a change to a third-party-provided pricing model that did not use significant unobservable inputs. In 2021, transfers out of Level 3 included derivative instruments for which we changed valuation techniques. This change in valuation technique was primarily from unobservable inputs in counterparty models to a mathematical model provided by a third party. These updated valuation techniques are considered industry standard and provide us with greater visibility into the economic valuation inputs.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of December 31, 2023:

							Weighted
	Fair	Valuation	Significant	Assumption or			Average Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS
and trading securities:
Corporate bonds	$186	Discounted cash flow	Liquidity/duration adjustment (2)	(0.2)%	–	3.7%	2.1%
State and municipal
bonds	5	Discounted cash flow	Liquidity/duration adjustment (2)	0.9%	–	2.2%	2.1%
ABS	12	Discounted cash flow	Liquidity/duration adjustment (2)	1.8%	–	1.8%	1.8%
Hybrid and redeemable
preferred securities	7	Discounted cash flow	Liquidity/duration adjustment (2)	1.4%	–	1.5%	1.5%
Equity securities	5	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	–	4.5%	4.5%
MRB assets	3,894
Other assets – ceded MRBs	2	Discounted cash flow	Lapse (3)	1.0%	–	30%	(10)
			Utilization of GLB withdrawals (4)	85%	–	100%	94%
			Claims utilization factor (5)	60%	–	100%	(10)
			Premiums utilization factor (5)	80%	–	115%	(10)
			Non-performance risk (6)	0.51%	–	2.13%	1.78%
			Mortality (7)			(9)	(10)
			Volatility (8)	1%	–	29%	13.92%
Other assets – indexed
annuity ceded embedded
derivatives	940	Discounted cash flow	Lapse (3)	0%	–	9%	(10)
			Mortality (7)			(9)	(10)
Liabilities
Policyholder account
balances – indexed annuity
contracts embedded
derivatives	$(9,013)	Discounted cash flow	Lapse (3)	0%	–	9%	(10)
			Mortality (7)			(9)	(10)
MRB liabilities	(1,716)
Other liabilities – ceded
MRBs	(239)	Discounted cash flow	Lapse (3)	1%	–	30%	(10)
			Utilization of GLB withdrawals (4)	85%	–	100%	94%
			Claims utilization factor (5)	60%	–	100%	(10)
			Premiums utilization factor (5)	80%	–	115%	(10)
			Non-performance risk (6)	0.51%	–	2.13%	1.78%
			Mortality (7)			(9)	(10)
			Volatility (8)	1%	–	29%	13.92%

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of December 31, 2022:

	Fair	Valuation	Significant	Assumption or			Weighted Average Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS and
trading securities:
Corporate bonds	$204	Discounted cash flow	Liquidity/duration adjustment (2)	(0.2)%	–	4.2%	2.1%
State and municipal
bonds	35	Discounted cash flow	Liquidity/duration adjustment (2)	1.2%	–	2.4%	2.3%
ABS	15	Discounted cash flow	Liquidity/duration adjustment (2)	1.4%	–	1.4%	1.4%
Hybrid and redeemable
preferred securities	3	Discounted cash flow	Liquidity/duration adjustment (2)	1.5%	–	1.5%	1.5%
Equity securities	4	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	–	4.5%	4.5%

MRB assets	2,807
Other assets – ceded MRBs	12	Discounted cash flow	Lapse (3)	1.0%	–	30%	(10)
			Utilization of GLB withdrawals (4)	85%	–	100%	94%
			Claims utilization factor (5)	60%	–	100%	(10)
			Premiums utilization factor (5)	80%	–	115%	(10)
			Non-performance risk (6)	0.35%	–	2.41%	1.73%
			Mortality (7)			(9)	(10)
			Volatility (8)	1%	–	28%	14.47%

Other assets – indexed
annuity ceded embedded
derivatives	525	Discounted cash flow	Lapse (3)	0%	–	9%	(10)
			Mortality (7)			(9)	(10)
Liabilities
Policyholder account
balances – indexed annuity
contracts embedded
derivatives	$(4,845))	Discounted cash flow	Lapse (3)	0%	–	9%	(10)
			Mortality (7)			(9)	(10)

MRB liabilities	(2,078))
Other liabilities – ceded
MRBs	(205))	Discounted cash flow	Lapse (3)	1%	–	30%	(10)
			Utilization of GLB withdrawals (4)	85%	–	100%	94%
			Claims utilization factor (5)	60%	–	100%	(10)
			Premiums utilization factor (5)	80%	–	115%	(10)
			Non-performance risk (6)	0.35%	–	2.41%	1.73%
			Mortality (7)			(9)	(10)
			Volatility (8)	1%	–	28%	14.47%

(1) Unobservable inputs were weighted by the relative fair value of the instruments, unless otherwise noted.
(2) The liquidity/duration adjustment input represents an estimated market participant composite of adjustments attributable to liquidity premiums, expected durations, structures and credit quality that would be applied to the market observable information of an investment.

(3) The lapse input represents the estimated probability of a contract surrendering during a year, and thereby forgoing any future benefits. The range for indexed annuity contracts represents the lapses during the surrender charge period.
(4) The utilization of GLB withdrawals input represents the estimated percentage of policyholders that utilize the GLB withdrawal riders.
(5) The utilization factors are applied to the present value of claims or premiums, as appropriate, in the MRB calculation to estimate the impact of inefficient GLB withdrawal behavior, including taking less than or more than the maximum GLB withdrawal.
(6) The non-performance risk input represents the estimated additional credit spread that market participants would apply to the market observable discount rate when pricing a contract. The non-performance risk input was weighted by the absolute value of the sensitivity of the reserve to the non-performance risk assumption.
(7) The mortality input represents the estimated probability of when an individual belonging to a particular group, categorized according to age or some other factor such as gender, will die.
(8) The volatility input represents overall volatilities assumed for the underlying variable annuity funds, which include a mixture of equity and fixed-income assets. Volatility assumptions vary by fund due to the benchmarking of different indices. The volatility input was weighted by the relative account balance assigned to each index.
(9) The mortality is based on a combination of company and industry experience, adjusted for improvement factors.
(10) A weighted average input range is not a meaningful measurement for lapse, utilization factors or mortality.

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

The embedded derivative liability associated with Fortitude Re was excluded from the above table. As discussed in Note 8, this embedded derivative liability was created through a coinsurance with funds withheld reinsurance agreement where the investments supporting the reinsurance agreement were withheld by and continue to be reported on our Consolidated Balance Sheet. This reinsurance-related embedded derivative is valued as a total return swap with reference to the fair value of the investments held by us. Accordingly, the unobservable inputs utilized in the valuation of the reinsurance-related embedded derivative are a component of the investments supporting the reinsurance agreement that are reported on our Consolidated Balance Sheet.

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
•MRBs – Assuming our MRBs are in a liability position: an increase in our lapse, non-performance risk or mortality inputs would have resulted in a decrease in the fair value measurement, except for policies with GDB riders only, in which case an increase in mortality inputs would have resulted in an increase in the fair value measurement.

For each category discussed above, the unobservable inputs are not inter-related; therefore, a directional change in one input would not have affected the other inputs.

As part of our ongoing valuation process, we assess the reasonableness of our valuation techniques or models and make adjustments as necessary. For more information, see Note 1.

16. Retirement and Deferred Compensation Plans

Defined Benefit Pension and Other Postretirement Benefit Plans

We maintain U.S. defined benefit pension plans in which certain U.S. employees and agents are participants, and a U.K. plan we retained after the sale of the Lincoln UK business. Our defined benefit pension plans are closed to new entrants and existing participants do not accrue any additional benefits. We comply with the minimum funding requirements in both the U.S. and the U.K. In accordance with such practice, we were not required to make contributions for the years ended December 31, 2023 and 2022. We do not expect to be required to make any contributions to these pension plans in 2024. We sponsor other postretirement benefit plans that provide health care and life insurance to certain retired employees and agents. Total net periodic cost (recovery) for these plans was $10 million, $(41) million and $(41) million during 2023, 2022 and 2021, respectively, which was reported within commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss). In 2024, we expect the plans to make benefit payments of approximately $100 million.

Information (in millions) with respect to these plans was as follows:

	As of or For the Years Ended December 31,
	2023	2022	2023	2022
	Pension Plans		Other Postretirement Benefit Plans
Fair value of plan assets	$1,125	$1,126	$76	$71
Projected benefit obligation	1,131	1,126	42	44
Funded status	$(6)	$–	$34	$27

Amounts Recognized on the
Consolidated Balance Sheets
Other assets	$80	$91	$34	$27
Other liabilities	(86)	(91)	–	–
Net amount recognized	$(6)	$–	$34	$27

Weighted-Average Assumptions
Benefit obligations:
Weighted-average discount rate	5.11%	5.49%	5.45%	5.70%
Net periodic benefit cost:
Weighted-average discount rate	5.46%	2.81%	5.70%	3.73%
Expected return on plan assets	6.25%	5.67%	6.50%	6.50%

The weighted average discount rate was determined based on a corporate yield curve as of December 31, 2023, and projected benefit obligation cash flows. The expected return on plan assets was determined based on historical and expected future returns of the various asset categories, using the plans’ target plan allocation. We reevaluate these assumptions each plan year.

The following summarizes our fair value measurements of our benefit plans’ assets (in millions) on a recurring basis by asset category:

	As of December 31,
	2023	2022
Fixed maturity securities:
Corporate bonds	$229	$292
U.S. government bonds	257	196
Foreign government bonds	1	128
State and municipal bonds	20	22
Limited partnerships and common and
preferred stock	331	353
Bulk annuity insurance policy	250	89
Cash and invested cash	37	46
Other investments	76	71
Total	$1,201	$1,197

Defined Contribution Plans

We sponsor tax-qualified defined contribution plans for eligible employees and agents. We administer these plans in accordance with the plan documents and various limitations under section 401(a) of the Internal Revenue Code of 1986. For the years ended December 31, 2023, 2022 and 2021, expenses for these plans were $116 million, $102 million and $107 million, respectively.

Deferred Compensation Plans

We sponsor non-qualified, unfunded, deferred compensation plans for certain current and former employees, agents and non-employee directors. The results of certain notional investment options within some of the plans are hedged by total return swaps. Our expenses increase or decrease in direct proportion to the change in market value of the participants’ investment options. Participants of certain plans are able to select our stock as a notional investment option; however, it is not hedged by the total return swaps and is a primary source of expense volatility related to these plans. For the years ended December 31, 2023, 2022 and 2021, expenses for these plans were $24 million, $(4) million and $32 million, respectively. For further discussion of total return swaps related to our deferred compensation plans, see Note 6.

Information (in millions) with respect to these plans was as follows:

	As of December 31,
	2023	2022
Total liabilities (1)	$736	$686
Investments dedicated to fund liabilities (2)	233	206

(1) Reported in other liabilities on the Consolidated Balance Sheets.
(2) Reported in other assets on the Consolidated Balance Sheets.

17. Stock-Based Incentive Compensation Plans

We sponsor stock-based incentive compensation plans for our employees and directors and for the employees and agents of our subsidiaries that provide for the issuance of stock options, performance shares and restricted stock units (“RSUs”), among other types of awards. We issue new shares to satisfy option exercises and vested performance shares and RSUs.

Total compensation expense (in millions) by award type for our stock-based incentive compensation plans was as follows:

	For the Years Ended December 31,
	2023	2022	2021
Stock options	$8	$6	$8
Performance shares	12	10	18
RSUs	41	35	35
Total	$61	$51	$61

Recognized tax benefit	$9	$11	$13

Total unrecognized compensation expense (in millions) and expected weighted-average life (in years) by award type for our stock-based incentive compensation plans was as follows:

	For the Years Ended December 31,
	2023		2022		2021
	Expense	Weighted-Average Period	Expense	Weighted-Average Period	Expense	Weighted-Average Period
Stock options	$9	0.8	$11	0.8	$8	0.7
Performance shares	21	1.3	19	1.2	14	1.2
RSUs	54	1.6	55	1.4	43	1.4
Total unrecognized stock-based
incentive compensation expense	$84		$85		$65

Stock Options

The option price assumptions used for our stock option awards were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Weighted-average fair value per option granted	$11.64	$18.13	$17.26
Weighted-average assumptions:
Dividend yield	4.1%	3.2%	3.0%
Expected volatility	48.1%	44.4%	45.0%
Risk-free interest rate (1)	3.8-4.1%	1.9-3.8%	0.6-1.0%
Expected life (in years)	5.8	5.8	5.8

(1) Risk-free interest rate expressed as a range and not a weighted average.

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

Generally, stock options have a maximum contractual term of ten years and vest ratably over a three-year period based solely on a service condition. Information with respect to our incentive plans involving stock options with service conditions (aggregate intrinsic value shown in millions) was as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	3,396,539	$58.36
Granted	687,027	33.90
Exercised	(7,170)	29.54
Forfeited or expired	(199,418)	54.14
Outstanding as of December 31, 2023	3,876,978	$54.30	5.71	$–

Vested or expected to vest as of December 31, 2023 (1)	3,725,100	$54.65	5.59	$–

Exercisable as of December 31, 2023	2,752,896	$59.57	4.44	$–

(1) Includes estimated forfeitures.

The total fair value of stock options with service conditions that vested during the years ended December 31, 2023, 2022 and 2021 was $6 million, $8 million and $8 million, respectively. The total intrinsic value of such options exercised during the years ended December 31, 2023, 2022 and 2021, was less than $1 million, $1 million and $15 million, respectively.

We award to certain agents stock options that have a maximum contractual term of five years and generally vest ratably over a two-year period depending on the satisfaction of the performance conditions. Information with respect to our incentive plans involving stock options with performance conditions (aggregate intrinsic value shown in millions) was as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	121,397	$57.55
Granted	24,496	25.66
Forfeited or expired	(33,356)	73.99
Outstanding as of December 31, 2023	112,537	$45.73	2.36	$–

Vested or expected to vest as of December 31, 2023 (1)	107,553	$45.92	2.30	$–

Exercisable as of December 31, 2023	95,924	$46.41	2.12	$–

(1) Includes estimated forfeitures.

The total fair value of stock options with performance conditions that vested during the years ended December 31, 2023, 2022 and 2021, was less than $1 million, $1 million and less than $1 million, respectively. The total intrinsic value of such options exercised during the years ended December 31, 2023, 2022 and 2021, was less than $1 million, less than $1 million and $1 million, respectively.

Performance Shares

LNC performance shares vest, if at all, after the conclusion of the three-year performance period and certification of performance results by the Compensation Committee, and, generally, on the third anniversary of the grant date. Depending on the achievement level of performance measures pre-determined by the Compensation Committee for the three-year performance period, payouts could range from 0% to 200% of the target award for performance shares granted prior to 2021, 0% to 240% of the target award for performance shares granted in 2021 and 0% to 232% of the target award for performance shares granted in 2022 and 2023. Dividend equivalents accrue with respect to unvested performance shares when and as cash dividends are paid on the Company’s common stock and vest if and to the extent that the underlying performance shares vest. Performance share information in the table below includes dividend equivalents credited on unvested performance share awards at target. Information with respect to our performance shares was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2022 (1)	767,428	$64.61
Granted	692,803	38.36
Vested	–	–
Forfeited	(79,253)	54.00
Performance adjustment (2)	(188,570)	64.62
Outstanding as of December 31, 2023 (1)	1,192,408	$50.06

(1) Represents target award amounts.
(2) Represents the difference between the target shares granted and the actual shares vested based upon the achievement level of performance measures.

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

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2022	1,939,149	$61.26
Granted	1,828,881	32.91
Vested	(669,674)	62.00
Forfeited	(179,038)	49.96
Outstanding as of December 31, 2023	2,919,318	$44.00
18. Contingencies and Commitments

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

Regulatory and Litigation Matters

Regulatory bodies, such as state insurance departments, the SEC, the Financial Industry Regulatory Authority and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, laws governing the activities of broker-dealers, registered investment advisers and unclaimed property laws.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of December 31, 2023.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of December 31, 2023, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $190 million, after-tax. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Cost of Insurance and Other Litigation

Cost of Insurance Litigation

Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company, filed in the U.S. District Court for the District of Connecticut, No. 3:16-cv-00827, is a putative class action that was served on The Lincoln National Life Insurance Company (“LNL”) on June 8, 2016. Plaintiff is the owner of a universal life insurance policy who alleges that LNL charged more for non-guaranteed cost of insurance than permitted by the policy. Plaintiff seeks to represent all universal life and variable universal life policyholders who owned policies containing non-guaranteed cost of insurance provisions that are similar to those of plaintiff’s policy and seeks damages on behalf of all such policyholders. On January 11, 2019, the court dismissed plaintiff’s complaint in its entirety. In response, plaintiff filed a motion for leave to amend the complaint, which, on September 25, 2023, the court granted in part and denied in part. Plaintiff filed an amended complaint on October 10, 2023. We are vigorously defending this matter.

EFG Bank AG, Cayman Branch, et al. v. The Lincoln National Life Insurance Company, pending in the U.S. District Court for the Eastern District of Pennsylvania, No. 2:17-cv-02592, is a civil action filed on February 1, 2017. Plaintiffs own universal life insurance policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs allege that LNL breached the terms of policyholders’ contracts when it increased non-guaranteed cost of insurance rates beginning in 2016. We are vigorously defending this matter.

In re: Lincoln National COI Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania, Case No. 2:16-cv-06605-GJP, is a consolidated litigation matter related to multiple putative class action cases that were consolidated by an order dated March 20, 2017. Plaintiffs purport to own certain universal life insurance policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs allege that LNL and LNC breached the terms of policyholders’ contracts by increasing non-guaranteed cost of insurance rates beginning in 2016. Plaintiffs sought to represent classes of policyowners and sought damages on their behalf. On August 9, 2022, the court denied plaintiffs’ motion for class certification. The parties participated in a mediation on December 13, 2022, and subsequently reached a settlement. On January 26, 2023, the parties informed the presiding judge of a class settlement in this action, subject to final documentation and court approval. On March 24, 2023, plaintiffs filed a motion for preliminary approval of the class settlement, which was granted by the court on June 14, 2023. The provisional settlement, which was subject to both preliminary and final approval of the court, consisted of $117.75 million in pre-tax cash (in the aggregate for both this litigation and the In re: Lincoln National 2017 COI Rate Litigation matter discussed immediately below) and a five-year cost of insurance rate freeze, among other terms. After certain policyholders timely opted out or otherwise excluded themselves from the settlement class with respect to certain policies, the pre-tax cash settlement fund was reduced to $109.96 million. The court granted final approval of the settlement on October 5, 2023. On December 27, 2023, the court ordered that supplemental notice of the class settlement be mailed to a small percentage of settlement class members who had not been sent the initial class notice. Those policyholders own policies representing less than 0.14% of the total of all Policy Claim Amounts (as defined in the parties’ settlement agreement) and have until 45 days after the completion of supplemental notice to object to or opt out of the settlement. Certain of the policyholders who did not participate in the settlement are plaintiffs in Brighton Trustees, LLC, et al. v. The Lincoln National Life Insurance Company and Ryan K. Crayne, on behalf of and a trustee for Carlton Peak Trust v. The Lincoln National Life Insurance Company discussed further below. The remaining policyholders who are not participants in the settlement may bring individual actions in the future to the extent they have not already done so.

In re: Lincoln National 2017 COI Rate Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania, Case No. 2:17-cv-04150, is a consolidated litigation matter related to multiple putative class action cases that were consolidated by an order dated March

28, 2018. Plaintiffs purport to own certain universal life insurance policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs allege that LNL and LNC breached the terms of policyholders’ contracts by increasing non-guaranteed cost of insurance rates beginning in 2017. Plaintiffs sought to represent classes of policyholders and sought damages on their behalf. On August 9, 2022, the court denied plaintiffs’ motion for class certification. The parties participated in a mediation on December 13, 2022, and subsequently reached a settlement. On January 26, 2023, the parties informed the presiding judge of a class settlement in this action, subject to final documentation and court approval. On March 24, 2023, plaintiffs filed a motion for preliminary approval of the class settlement, which was granted by the court on June 14, 2023. The provisional settlement, which was subject to both preliminary and final approval of the court, consists of $117.75 million in pre-tax cash (in the aggregate for both this litigation and the In re: Lincoln National COI Litigation matter discussed immediately above) and a five-year cost of insurance rate freeze, among other terms. After certain policyholders timely opted out or otherwise excluded themselves from the settlement class with respect to certain policies, the pre-tax cash settlement fund was reduced to $109.96 million. The court granted final approval of the settlement on October 5, 2023. On December 27, 2023, the court ordered that supplemental notice of the class settlement be mailed to a small percentage of settlement class members who had not been sent the initial class notice. Those policyholders own policies representing less than 0.14% of the total of all Policy Claim Amounts (as defined in the parties’ settlement agreement) and have until 45 days after the completion of supplemental notice to object to or opt out of the settlement. Certain of the policyholders who did not participate in the settlement are plaintiffs in Brighton Trustees, LLC, et al. v. The Lincoln National Life Insurance Company and Ryan K. Crayne, on behalf of and a trustee for Carlton Peak Trust v. The Lincoln National Life Insurance Company discussed further below. The remaining policyholders who are not participants in the settlement may bring individual actions in the future to the extent they have not already done so.

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

LSH Co. and Wells Fargo Bank, National Association, as securities intermediary for LSH Co. v. Lincoln National Corporation and The Lincoln National Life Insurance Company, pending in the U.S. District Court for the Eastern District of Pennsylvania, No. 2:18-cv-05529, is a civil action filed on December 21, 2018. Plaintiffs own universal life insurance policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs allege that LNL and LNC breached the terms of policyholders’ contracts when LNL increased non-guaranteed cost of insurance rates in 2016 and 2017. We are vigorously defending this matter.

Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, pending in the U.S. District Court for the Southern District of New York, No. 1:19-cv-06004, is a putative class action that was filed on June 27, 2019. Plaintiff alleges that Lincoln Life & Annuity Company of New York (“LLANY”) charged more for non-guaranteed cost of insurance than was permitted by the policies. On March 31, 2022, the court issued an order granting plaintiff’s motion for class certification and certified a class of all current or former owners of six universal life insurance products issued by LLANY that were assessed a cost of insurance charge any time on or after June 27, 2013. Plaintiff seeks damages on behalf of the class. On April 19, 2023, LLANY filed a motion for summary judgment, which remains pending. We are vigorously defending this matter.

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

Brighton Trustees, LLC, et al. v. The Lincoln National Life Insurance Company, pending in the U.S. District Court for the Eastern District of Pennsylvania, Case No. 2:23-cv-02251, is a civil action filed on April 20, 2023. On June 12, 2023, the U.S. District Court for the Northern District of Indiana granted a motion filed by LNL to transfer the case to the U.S. District Court for the Eastern District of Pennsylvania. Plaintiffs purport to own universal life insurance policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs allege that LNL breached the terms of policyholders’ contracts and converted property when it increased non-guaranteed cost of insurance rates beginning in 2016. We are vigorously defending this matter.

Ryan K. Crayne, on behalf of and as trustee for Carlton Peak Trust v. The Lincoln National Life Insurance Company, pending in the U.S. District Court for the Eastern District of Pennsylvania, Case No. 2:24-cv-00053-GJP, is a civil action filed on November 17, 2023. On January 4, 2024, upon the parties’ stipulation, the U.S. District Court for the Northern District of Indiana transferred the case to the U.S. District Court for the Eastern District of Pennsylvania. Plaintiff purports to own claims regarding universal life policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiff alleges that LNL breached the terms of policyholders’ contracts and converted property when it increased non-guaranteed cost of insurance rates beginning in 2016. We are vigorously defending this matter.

Other Litigation

Andrew Nitkewicz v. Lincoln Life & Annuity Company of New York, pending in the U.S. District Court for the Southern District of New York, No. 1:20-cv-06805, is a putative class action that was filed on August 24, 2020. Plaintiff Andrew Nitkewicz, as trustee of the Joan C. Lupe Trust, seeks to represent all current and former owners of universal life (including variable universal life) policies who own or owned policies issued by LLANY and its predecessors in interest that were in force at any time on or after June 27, 2013, and for which planned annual, semi-annual, or quarterly premiums were paid for any period beyond the end of the policy month of the insured’s death. Plaintiff alleges LLANY failed to refund unearned premium in violation of New York Insurance Law Section 3203(a)(2) in connection with the payment of death benefit claims for certain insurance policies. Plaintiff seeks compensatory damages and pre-judgment interest on behalf of the various classes and sub-class. On July 2, 2021, the court granted, with prejudice, LLANY’s November 2020 motion to dismiss this matter. Plaintiff filed a notice of appeal on July 28, 2021, and on September 26, 2022, the U.S. Court of Appeals for the Second Circuit reserved its decision and certified a question to the New York Court of Appeals. On October 20, 2022, the New York Court of Appeals accepted the question. On October 19, 2023, the New York Court of Appeals answered the question in LLANY’s favor and transmitted the decision to the U.S. Court of Appeals for the Second Circuit. Plaintiff sought, and was granted, supplemental briefing before the U.S. Court of Appeals for the Second Circuit with respect to certain aspects of the New York Court of Appeals’ decision. The supplemental briefing was completed January 23, 2024. We are vigorously defending this matter.

Henry Morgan et al. v. Lincoln National Corporation d/b/a Lincoln Financial Group, et al, filed in the District Court of the 14th Judicial District of Dallas County, Texas, No. DC-23-02492, is a putative class action that was filed on February 22, 2023. Plaintiffs Henry Morgan, Susan Smith, Charles Smith, Laura Seale, Terri Cogburn, Laura Baesel, Kathleen Walton, Terry Warner, and Toni Hale (“Plaintiffs”) allege on behalf of a putative class that Lincoln National Corporation d/b/a Lincoln Financial Group, LNL and LLANY (together, “Lincoln”), FMR, LLC, and Fidelity Product Services, LLC (“Fidelity”) created and marketed misleading and deceptive insurance products with attributes of investment products. The putative class comprises all individuals and entities who purchased Lincoln OptiBlend products that allocated account monies to the 1-Year Fidelity AIM Dividend Participation Account, between January 1, 2020, to December 31, 2022. Plaintiffs assert the following claims individually and on behalf of the class, (1) violations of the Texas Deceptive Trade Practices Act against Lincoln; (2) common-law fraud against Lincoln; (3) negligent misrepresentation against Lincoln and Fidelity; and (4) aiding and abetting fraud against Fidelity. Plaintiffs allege they suffered damages from “a missed investment return of approximately 5-6%” and mitigation damages. They seek actual, consequential and punitive damages, as well as pre-judgment and post-judgment interest, attorney’s fees, and litigation costs. On March 31, 2023, the Lincoln defendants filed a notice of removal removing the action from the 14th Judicial District of Dallas County, Texas, to the United States District Court for the Northern District of Texas, Dallas Division. On May 8, 2023, the Lincoln defendants and the Fidelity defendants filed motions to dismiss, which remain pending. We are vigorously defending this matter.

Commitments

Leases

As of December 31, 2023 and 2022, we had operating lease ROU assets of $118 million and $140 million, respectively, and associated lease liabilities of $129 million and $152 million, respectively. The weighted-average discount rate was 4.4% and 3.3%, respectively, and the weighted-average remaining lease term was four years and five years, respectively, as of December 31, 2023 and 2022. Operating lease expense for the years ended December 31, 2023, 2022 and 2021, was $42 million, $45 million and $49 million, respectively, and reported in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss).

As of December 31, 2023 and 2022, we had finance lease assets of $5 million and $14 million, respectively, and associated finance lease liabilities of $27 million and $106 million, respectively. The accumulated amortization associated with the finance lease assets was $467 million and $458 million as of December 31, 2023 and 2022, respectively. These assets will continue to be amortized on a straight-line basis over the assets’ remaining lives. The weighted-average discount rate was 6.4% and 2.9%, respectively, and the weighted-average remaining lease term was two years and one year, respectively, as of December 31, 2023 and 2022.

Finance lease expense (in millions) was as follows:

	For the Years Ended December 31,
	2023	2022	2021
Amortization of finance lease assets (1)	$9	$23	$38
Interest on finance lease liabilities (2)	5	4	3
Total	$14	$27	$41

(1) Amortization of finance lease assets is reported in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss).
(2) Interest on finance lease liabilities is reported in interest and debt expense on the Consolidated Statements of Comprehensive Income (Loss).

The table below presents cash flow information (in millions) related to leases:

	For the Years Ended December 31,
	2023	2022	2021
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$42	$47	$47
Financing cash flows from finance leases	83	74	62

Supplemental Non-Cash Information
ROU assets obtained in exchange for new lease obligations:
Operating leases	$–	$23	$8

Our future minimum lease payments (in millions) under non-cancellable leases as of December 31, 2023, were as follows:

	Operating Leases	Finance Leases
2024	$43	$18
2025	35	7
2026	31	4
2027	24	–
2028	20	–
Thereafter	9	–
Total future minimum lease payments	162	29
Less: Amount representing interest	33	2
Present value of minimum lease payments	$129	$27

As of December 31, 2023, we had no leases that had not yet commenced.

Certain Financing Arrangements

We periodically enter into sale-leaseback arrangements that do not meet the criteria of a sale for accounting purposes. As such, we account for these transactions as financing arrangements. As of December 31, 2023 and 2022, we had $595 million and $558 million, respectively, of financing obligations reported within other liabilities on the Consolidated Balance Sheets. Future payments due on certain financing arrangements (in millions) as of December 31, 2023, were as follows:

2024	$152
2025	172
2026	224
2027	127
2028	10
Thereafter	6
Total future minimum lease payments	691
Less: Amount representing interest	96
Present value of minimum lease payments	$595

Vulnerability from Concentrations

As of December 31, 2023, we did not have a concentration of: business transactions with a particular customer or lender; sources of supply of labor or services used in the business; or a market or geographic area in which business is conducted that makes us vulnerable to an event that is at least reasonably possible to occur in the near term and which could cause a severe impact to our financial condition. For information on our investment and reinsurance concentrations, see Notes 4 and 8, respectively.

Other Contingency Matters

State guaranty funds assess insurance companies to cover losses to contract holders of insolvent or rehabilitated companies. Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. We have accrued for expected assessments and the related reductions in future state premium taxes, which net to assessments (recoveries) of less than $1 million and $(2) million as of December 31, 2023 and 2022, respectively.

19. Shares and Stockholders’ Equity

Preferred Shares

Preferred stock authorized, issued and outstanding (number of shares) was as follows:

	As of December 31,
	2023			2022
	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
9.250% Fixed Rate Reset Non-Cumulative
Preferred Stock, Series C	20,000	20,000	20,000	20,000	20,000	20,000
9.000% Non-Cumulative Preferred Stock,
Series D	20,000	20,000	20,000	20,000	20,000	20,000
Not designated	9,960,000	–	–	9,960,000	–	–
Total preferred shares	10,000,000	40,000	40,000	10,000,000	40,000	40,000

	For the Years Ended December 31,
	2023		2022
Series	Dividend Per Share	Aggregate Dividend	Dividend Per Share	Aggregate Dividend
Series C	$1,792.19	$36	–	–
Series D	2,306.25	46	–	–
Total	$4,098.44	$82	–	–

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

Our Series C and D Preferred Stock are without par value.

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Common Stock
Balance as of beginning-of-year	169,220,511	177,193,515	192,329,691
Stock compensation/issued for benefit plans	445,626	692,491	1,106,572
Retirement/cancellation of shares	–	(8,665,495)	(16,242,748)
Balance as of end-of-year	169,666,137	169,220,511	177,193,515
Common Stock as of End-of-Year
Basic basis	169,666,137	169,220,511	177,193,515
Diluted basis	170,633,123	170,483,323	179,789,097

Average Common Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Years Ended December 31,
	2023	2022	2021
Weighted-average shares, as used in basic calculation	169,562,903	171,034,695	187,359,884
Shares to cover non-vested stock	568,491	968,005	1,357,245
Average stock options outstanding during the year	25,345	989,123	1,844,117
Assumed acquisition of shares with assumed proceeds and benefits from
exercising stock options (at average market price for the year)	(21,949)	(783,232)	(1,419,165)
Shares repurchasable from measured but unrecognized stock option expense	(944)	(21,006)	(43,314)
Average deferred compensation shares	604,809	512,570	538,845
Weighted-average shares, as used in diluted calculation (1)	170,738,655	172,700,155	189,637,612

(1)     Due to reporting a net loss for the year ended December 31, 2023, basic shares were used in the diluted EPS calculation for this year as the use of diluted shares would have resulted in a lower loss per share.

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our EPS, such options will be shown in the table above.

The income used in the calculation of our diluted EPS is our net income (loss), reduced by preferred stock dividends. This amount is presented on our Consolidated Statements of Income (Loss).

We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to all or a portion of their deferral amounts. This obligation is settled in either cash or LNC stock pursuant to the applicable plan document. We exclude deferred units of LNC stock that are antidilutive from our diluted EPS calculation. The mark-to-market adjustment of these deferred units excluded from our diluted EPS calculation was $1 million, $13 million and $(8) million for the years ended December 31, 2023, 2022 and 2021, respectively.

Our common stock is without par value.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Unrealized Gain (Loss) on Fixed Maturity AFS Securities and Certain
Other Investments
Balance as of beginning-of-year	$(8,916)	$9,616	$9,611
Cumulative effect from adoption of new accounting standards	–	–	3,584
Unrealized holding gains (losses) arising during the year	2,413	(25,552)	(4,673)
Change in foreign currency exchange rate adjustment	179	(322)	(142)
Change in future contract benefits and policyholder account balances, net of reinsurance	1,306	2,291	893
Income tax benefit (expense)	(849)	5,039	838
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(860)	(15)	626
Income tax benefit (expense)	181	3	(131)
Balance as of end-of-year	$(5,188)	$(8,916)	$9,616
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$388	$(85)	$(402)
Cumulative effect from adoption of new accounting standard	–	–	25
Unrealized holding gains (losses) arising during the year	243	378	246
Change in foreign currency exchange rate adjustment	(169)	312	152
Income tax benefit (expense)	(15)	(144)	(85)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	91	92	26
Income tax benefit (expense)	(19)	(19)	(5)
Balance as of end-of-year	$375	$388	$(85)
Market Risk Benefit Non-Performance Risk Gain (Loss)
Balance as of beginning-of-year	$1,741	$1,951	$–
Cumulative effect from adoption of new accounting standard	–	–	2,874
Adjustment arising during the year	(854)	(266)	(1,174)
Income tax benefit (expense)	183	56	251
Balance as of end-of-year	$1,070	$1,741	$1,951
Policyholder Liability Discount Rate Remeasurement Gain (Loss)
Balance as of beginning-of-year	$747	$(1,265)	$–
Cumulative effect from adoption of new accounting standard	–	–	(1,856)
Adjustment arising during the year	(206)	2,559	751
Income tax benefit (expense)	46	(547)	(160)
Balance as of end-of-year	$587	$747	$(1,265)
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(34)	$(14)	$(12)
Foreign currency translation adjustment arising during the year	8	(20)	(2)
Balance as of end-of-year	$(26)	$(34)	$(14)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(278)	$(219)	$(266)
Adjustment arising during the year	(13)	(74)	56
Income tax benefit (expense)	(3)	15	(9)
Balance as of end-of-year	$(294)	$(278)	$(219)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Years Ended December 31,
	2023	2022	2021
Unrealized Gain (Loss) on Fixed Maturity AFS
Securities and Certain Other Investments
Reclassification	$(869)	$(15)	$626	Realized gain (loss)
Associated change in future contract benefits	9	–	–	Benefits
Reclassification before income
tax benefit (expense)	(860)	(15)	626	Income (loss) before taxes
Income tax benefit (expense)	181	3	(131)	Federal income tax expense (benefit)
Reclassification, net of income tax	$(679)	$(12)	$495	Net income (loss)

Unrealized Gain (Loss) on Derivative
Instruments
Interest rate contracts	$(1)	$2	$3	Net investment income
Interest rate contracts	31	(11)	(23)	Interest and debt expense
Foreign currency contracts	54	62	48	Net investment income
Foreign currency contracts	7	39	(2)	Realized gain (loss)
Reclassifications before income
tax benefit (expense)	91	92	26	Income (loss) before taxes
Income tax benefit (expense)	(19)	(19)	(5)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$72	$73	$21	Net income (loss)
16

20. Segment Information

We provide products and services and report results through our Annuities, Life Insurance, Group Protection and Retirement Plan Services segments. We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments. Our reporting segments reflect the manner by which our chief operating decision makers view and manage the business. The following is a brief description of these segments and Other Operations.

The Annuities segment provides tax-deferred investment growth and lifetime income opportunities for its clients by offering variable annuities (including RILA) and fixed annuities (including indexed).

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

Segment operating revenues and income (loss) from operations are internal measures used by our management and Board of Directors to evaluate and assess the results of our segments. Income (loss) from operations is GAAP net income excluding the after-tax effects of the following items, as applicable:

•Items related to annuity product features, which include changes in MRBs, including gains and losses and benefit payments, changes in the fair value of the derivative instruments we hold to hedge GLB and GDB riders, net of fee income allocated to support the cost of hedging them, and changes in the fair value of the embedded derivative liabilities of our indexed annuity contracts and the associated index options we hold to hedge them, including collateral expense associated with the hedge program (collectively, “net annuity product features”);
•Items related to life insurance product features, which include changes in the fair value of derivatives we hold as part of VUL hedging, changes in reserves resulting from benefit ratio unlocking associated with the impact of capital markets, and changes in the fair value of the embedded derivative liabilities of our IUL contracts and the associated index options we hold to hedge them (collectively, “net life insurance product features”);
•Credit loss-related adjustments on fixed maturity AFS securities, mortgage loans on real estate and reinsurance-related assets (“credit loss-related adjustments”);
•Changes in the fair value of equity securities, certain derivatives, certain other investments and realized gains (losses) on sales, disposals and impairments of financial assets (collectively, “investment gains (losses)”);
•Changes in the fair value of reinsurance-related embedded derivatives, trading securities and mortgage loans on real estate electing the fair value option (“changes in the fair value of reinsurance-related embedded derivatives, trading securities and certain mortgage loans”);
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

Operating revenues represent GAAP revenues excluding the pre-tax effects of the following items, as applicable:

•Changes in the fair value of the derivative instruments we hold to hedge GLB and GDB riders, net of fee income allocated to support the cost of hedging them, and changes in the fair value of the embedded derivative liabilities of our indexed annuity and IUL contracts and the associated index options we hold to hedge them (collectively, “revenue adjustments from annuity and life insurance product features”);
•Credit loss-related adjustments;
•Investment gains (losses);
•Changes in the fair value of reinsurance-related embedded derivatives, trading securities and certain mortgage loans;
•Revenue adjustments from the initial adoption of new accounting standards; and
•Amortization of deferred gains arising from reserve changes on business sold through reinsurance.

We use our prevailing corporate federal income tax rate of 21%, where applicable, net of the impacts related to dividends received deduction and foreign tax credits and any other permanent differences for events recognized differently in our financial statements and federal income tax returns.

The tables below reconcile our segment measures of performance to the GAAP measures presented in the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Revenues
Operating revenues:
Annuities (1)	$3,002	$4,482	$4,691
Life Insurance	6,907	6,747	7,387
Group Protection	5,563	5,304	4,995
Retirement Plan Services	1,310	1,274	1,322
Other Operations (1)	(755)	156	181
Revenue adjustments from annuity and life insurance product features	(2,541)	1,009	(1,696)
Credit loss-related adjustments	(80)	(130)	110
Investment gains (losses)	(959)	20	658
Changes in the fair value of reinsurance-related embedded derivatives,
trading securities and certain mortgage loans (2)	(802)	(52)	67
Total revenues (1)	$11,645	$18,810	$17,715

	For the Years Ended December 31,
	2023	2022	2021
Net Income (Loss)
Income (loss) from operations:
Annuities	$1,073	$1,161	$1,337
Life Insurance	(159)	(2,094)	487
Group Protection	299	41	(164)
Retirement Plan Services	171	211	248
Other Operations	(411)	(486)	(371)
Net annuity product features, after-tax	52	3,266	1,600
Net life insurance product features, after-tax	(310)	21	(1)
Credit loss-related adjustments, after-tax	(63)	(103)	87
Investment gains (losses), after-tax	(744)	16	519
Changes in the fair value of reinsurance-related embedded derivatives,
trading securities and certain mortgage loans, after-tax (2)	(633)	(41)	53
Impairment of intangibles	–	(634)	–
Transaction and integration costs related to mergers, acquisitions and divestitures,
after-tax (3)	(27)	–	(11)
Gain (loss) on modification or early extinguishment of debt, after-tax	–	–	(6)
Net income (loss)	$(752)	$1,358	$3,778

(1) Includes ceded insurance premiums primarily related to the Fortitude Re reinsurance transaction effective in the fourth quarter of 2023. For more information, see Note 8.
(2)     Includes primarily changes in the fair value of the embedded derivative related to the Fortitude Re reinsurance transaction effective in the fourth quarter of 2023. For more information, see Notes 6 and 8.
(3)    Includes costs pertaining to the Fortitude Re reinsurance transaction and the planned sale of our wealth management business. For more information, see Note 1 and Note 8, respectively.

Other segment information (in millions) was as follows:

	For the Years Ended December 31,
	2023	2022	2021
Net Investment Income
Annuities	$1,668	$1,463	$1,400
Life Insurance	2,712	2,587	3,207
Group Protection	339	334	365
Retirement Plan Services	1,012	976	991
Other Operations	148	155	148
Total net investment income	$5,879	$5,515	$6,111

	For the Years Ended December 31,
	2023	2022	2021
Federal Income Tax Expense (Benefit)
Annuities	$140	$185	$255
Life Insurance	(72)	(587)	110
Group Protection	80	11	(44)
Retirement Plan Services	30	36	52
Other Operations	(115)	(116)	(105)
Net annuity product features	14	867	427
Net life insurance product features	(83)	5	—
Credit loss-related adjustments	(17)	(27)	20
Investment gains (losses)	(198)	4	141
Changes in the fair value of reinsurance-related embedded derivatives,
trading securities and certain mortgage loans	(168)	(11)	14
Transaction and integration costs related to mergers,
acquisitions and divestitures	(7)	–	(3)
Gain (loss) on modification or early extinguishment of debt	–	–	(2)
Total federal income tax expense (benefit)	$(396)	$367	$865

	As of December 31,
	2023	2022
Assets
Annuities	$185,599	$167,434
Life Insurance	108,932	94,568
Group Protection	9,714	9,784
Retirement Plan Services	46,793	41,914
Other Operations	21,375	20,631
Total assets	$372,413	$334,331

21. Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Fixed maturity AFS securities: (1)
Gross gains	$630	$38	$663
Gross losses	(408)	(53)	(37)
Credit loss benefit (expense) (2)	(22)	(15)	(11)
Intent to sell impairments	(1,091)	–	–
Realized gain (loss) on equity securities (3)	(6)	15	44
Credit loss benefit (expense) on mortgage loans on real estate	(16)	(3)	112
Credit loss benefit (expense) on reinsurance-related assets (4)	(41)	(112)	6
Realized gain (loss) on the mark-to-market on certain instruments (5)(6)	(1,298)	37	63
Indexed product derivative results (7)	(232)	74	22
Derivative results (8)	(1,830)	901	(1,717)
Other realized gain (loss)	3	(42)	(12)
Total realized gain (loss)	$(4,311)	$840	$(867)

(1) Includes impairments of certain fixed maturity AFS securities in an unrealized loss position, resulting from the Company’s intent to sell these securities as part of the Fortitude Re reinsurance transaction. Pursuant to the applicable accounting guidance, the Company impaired the securities in a loss position down to fair market value upon entry into the agreements in the second quarter of 2023 and recognized additional impairment on certain of these securities during the third quarter of 2023 due to higher interest rates. Interest rates declined during the fourth quarter of 2023, which resulted in recognition of a $335 million pre-tax net gain upon close of the transaction, included in gross gains and gross losses. See Notes 4 and 8 for additional information.
(2) Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.
(3) Includes mark-to-market adjustments on equity securities still held of $3 million, $10 million and $47 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(4) Includes the release of reinsurance recoverables and the corresponding allowance for credit losses related to a third-party reinsurer, Scottish Re, where liquidation proceedings commenced during the third quarter of 2023. As of September 30, 2023, reinsurance coverage terminated and all business ceded to Scottish Re was therefore recaptured.
(5) Represents changes in the fair values of derivatives we hold as part of VUL hedging, reinsurance-related embedded derivatives and trading securities. We recognized a pre-tax loss of $789 million on a reinsurance-related embedded derivative due to the increase in the market value of the fixed maturity AFS securities included within the Fortitude Re funds withheld account. Also includes an $87 million pre-tax loss related to interest rate futures used to hedge the assets used as consideration in the Fortitude Re reinsurance transaction. See Note 8 for additional information.
(6) Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $(11) million, $(24) million and $3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(7) Represents the change in fair value of the index options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity and IUL contracts, and the associated index options to hedge policyholder index allocations applicable to future reset periods for our indexed annuity products.
(8) Includes the change in the fair value of the derivative instruments we own to support capital needs associated with our GLB and GDB riders net of fee income allocated to support the cost of purchasing the hedging instruments.

22. Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Commissions	$2,075	$2,189	$2,223
General and administrative expenses	2,390	2,240	2,252
DAC and VOBA deferrals, net of amortization	(174)	(352)	(337)
Broker-dealer expenses	526	536	570
Taxes, licenses and fees	330	339	345
Expenses associated with reserve financing and LOCs	114	108	102
Specifically identifiable intangible asset amortization	37	37	37
Other amortization	7	28	13
Transaction and integration costs related to
mergers, acquisitions and divestitures	34	–	14
Total	$5,339	$5,125	$5,219

23. Federal Income Taxes

The federal income tax expense (benefit) on continuing operations (in millions) was as follows:

	For the Years Ended December 31,
	2023	2022	2021
Current	$(3)	$3	$12
Deferred	(393)	364	853
Federal income tax expense (benefit)	$(396)	$367	$865

A reconciliation of the effective tax rate differences (in millions) was as follows:

	For the Years Ended December 31,
	2023	2022	2021
Income (loss) before taxes	$(1,148)	$1,725	$4,643
Federal statutory rate	21%	21%	21%
Federal income tax expense (benefit) at federal statutory rate	(241)	362	975
Effect of:
Tax-preferred investment income (1)	(126)	(90)	(88)
Tax credits	(40)	(42)	(26)
Excess tax expense (benefit) from stock-based
compensation	4	(1)	–
Goodwill impairment	–	133	–
Other items	7	5	4
Federal income tax expense (benefit)	$(396)	$367	$865
Effective tax rate	34%	21%	19%

(1) Relates primarily to separate account dividends eligible for the dividends-received deduction.

The federal income tax asset (liability) (in millions) was as follows:

	As of December 31,
	2023	2022
Current	$112	$83
Deferred	929	1,313
Total federal income tax asset (liability)	$1,041	$1,396

Significant components of our deferred tax assets and liabilities (in millions) were as follows:

	As of December 31,
	2023	2022
Deferred Tax Assets
Insurance liabilities and reinsurance-related balances	$1,900	$410
Reinsurance-related embedded derivative liabilities	116	–
Compensation and benefit plans	184	172
Intangibles	18	21
Net unrealized loss on fixed maturity AFS securities	1,826	2,265
Net unrealized loss on trading securities	33	70
Investment activity	–	273
Tax credits	131	101
Net operating losses	87	278
Capital losses	93	–
Deferred gain on reinsurance	–	57
Total deferred tax assets	$4,388	$3,647
Deferred Tax Liabilities
DAC and VOBA	$1,744	$1,742
Investment activity	617	–
Deferred loss on reinsurance	465	–
Reinsurance-related embedded derivative assets	–	87
MRB-related activity	429	134
Other	204	371
Total deferred tax liabilities	$3,459	$2,334
Net deferred tax asset (liability)	$929	$1,313

As of December 31, 2023, we have $131 million of federal income tax credits that can be carried forward to 2030 through 2033. As of December 31, 2023, we have $414 million of net operating losses to carry forward to future years. As of December 31, 2023, we have $442 million of capital losses to carry forward to future years. The net operating losses arose in tax years 2018 and 2021 and, under the Tax Cuts and Jobs Act changes, have an unlimited carryforward period. The capital losses arose in tax year 2023 and can be carried back three years and forward five years. As a result, management believes that it is more likely than not that the deferred tax asset associated with the loss carryforwards will be realized. Inclusive of the tax attribute for the net operating losses, although realization is not assured, management believes that it is more likely than not that we will realize the benefits of all our deferred tax assets, and, accordingly, no valuation allowance has been recorded.

We are subject to examination by U.S. federal, state, local and non-U.S. income authorities. With few exceptions for limited scope review, we are no longer subject to U.S. federal examinations for years before 2019. In the first quarter of 2021, the Internal Revenue Service commenced an examination of our 2014, 2015, 2016 and 2017 refund claims. We are currently under examination by several state and local taxing jurisdictions; however, we do not expect these examinations will materially impact us.

A reconciliation of the gross unrecognized federal tax benefits (in millions) was as follows:

	For the Years Ended December 31,
	2023	2022
Balance as of beginning-of-year	$68	$73
Decreases for prior year tax positions	(6)	(6)
Increases for prior year tax positions	25	1
Settlements for prior year tax positions	–	–
Balance as of end-of-year	$87	$68

As of December 31, 2023 and 2022, $75 million and $49 million, respectively, of our gross unrecognized federal tax benefits presented above, if recognized, would have affected our federal income tax expense (benefit) and our effective tax rate. We anticipate that it is reasonably possible that unrecognized tax benefits primarily associated with separate account dividends-received deduction, tax credits and compensation, upon completion of our ongoing refund claims review, will decrease by $43 million by the end of 2024.

We recognize interest and penalties accrued, if any, related to unrecognized tax benefits as a component of tax expense. For the years ended December 31, 2023, 2022 and 2021, we recognized no interest and penalty expense (benefit), and there was no accrued interest and penalty expense related to the unrecognized tax benefits as of December 31, 2023 and 2022.

In August 2022, the Inflation Reduction Act of 2022 was passed by the U.S. Congress and signed into law by President Biden. The Inflation Reduction Act of 2022 established a new 15% corporate alternative minimum tax for corporations whose average adjusted net income for any consecutive three-year period beginning after December 31, 2022, exceeds $1.0 billion. The Inflation Reduction Act of 2022 also established a 1% excise tax on stock repurchases made by publicly traded corporations. Both provisions became effective for tax years beginning after December 31, 2022. We determined that we were not within the scope of the corporate alternative minimum tax for 2023.

24. Statutory Information and Restrictions

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

	As of December 31,
	2023	2022
U.S. capital and surplus	$8,129	$8,624

	For the Years Ended December 31,
	2023	2022	2021
U.S. net gain (loss) from operations, after-tax	$(2,484)	$1,730	$(1,262)
U.S. net income (loss)	(2,916)	1,991	(547)
U.S. dividends to LNC holding company	510	667	1,955

State Prescribed and Permitted Practices

The states of domicile of the Company’s insurance subsidiaries have adopted certain prescribed or permitted accounting practices that differ from those found in NAIC SAP. These prescribed practices are the calculation of reserves on universal life policies based on the Indiana universal life method as prescribed by the state of Indiana for policies issued before January 1, 2006, the use of a more conservative valuation interest rate on certain annuities prescribed by the states of Indiana and New York. Also, the state of New York prescribes use of the continuous Commissioners’ Annuity Reserve Valuation Method in the calculation of reserves and use of minimum reserve methods and assumptions for variable annuity and individual life insurance contracts that may be more conservative than those required by NAIC SAP. The statutory permitted practices allow accounting for certain derivative assets at amortized cost and allow determining certain indexed annuity and indexed universal life statutory reserve calculations with the assumption that the market value of the related liability call option(s) associated with the current index term is zero. At the conclusion of the index term, credited interest is reflected in the reserve as realized, based on actual index performance. The statutory accounting practices also allow accounting for certain group fixed annuity assets at general account balances.

The Vermont reinsurance subsidiaries also have certain accounting practices permitted by the state of Vermont that differ from those found in NAIC SAP. One permitted practice involves accounting for the lesser of the face amount of all amounts outstanding under an LOC and the value of the Valuation of Life Insurance Policies Model Regulation (“XXX”) additional statutory reserves as an admitted asset and a form of surplus as of December 31, 2023 and 2022. Another permitted practice involves the acquisition of an LLC note in exchange for a variable value surplus note that is recognized as an admitted asset and a form of surplus as of December 31, 2023 and 2022. Lastly, the state of Vermont has permitted a practice to account for certain excess of loss reinsurance agreements with unaffiliated reinsurers as an asset and form of surplus as of December 31, 2023 and 2022. These permitted practices are related to structures that continue to be allowed in accordance with the grandfathered structures under the provisions of Actuarial Guideline 48 (“AG48”) or are compliant under AG48 requirements.

The favorable (unfavorable) effects on statutory surplus compared to NAIC statutory surplus from the use of these prescribed and permitted practices (in millions) were as follows:

	As of December 31,
	2023	2022
State Prescribed Practices
Calculation of reserves using the Indiana universal life method	$(1)	$3
Conservative valuation rate on certain annuities	(1)	(36)
Calculation of reserves using continuous CARVM	(1)	(1)
Conservative Reg 213 reserves on variable annuity and individual life contracts	(31)	(37)
State Permitted Practice
Derivative instruments and equity indexed reserves	(170)	14
Assets in group fixed annuity contracts held at general account balances	332	436
Vermont Subsidiaries Permitted Practices
Lesser of LOC and XXX additional reserve as surplus	1,776	1,838
LLC notes and variable value surplus notes	1,444	1,547
Excess of loss reinsurance agreements	563	549

The NAIC has adopted RBC requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile. Under RBC requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the NAIC, to its company action level of RBC (known as the “RBC ratio”), also as defined by the NAIC. The company action level may be triggered if the RBC ratio is between 75% and 100%, which would require the insurer to submit a plan to the regulator detailing corrective action it proposes to undertake. As of December 31, 2023, the consolidated RBC ratio for LNC’s statutory insurance companies was approximately four times the aforementioned company action level RBC.

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to LNC without prior approval of the Indiana Insurance Commissioner (the “Commissioner”), only from unassigned surplus and must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding 12 consecutive months, would exceed the statutory limitation. The current statutory limitation is the greater of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the previous 12 months, but in no event to exceed statutory unassigned surplus. Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits. LNL’s subsidiary LLANY, a New York-domiciled insurance company, is bound by similar restrictions under the laws of New York. Under New York law, the applicable statutory limitation on dividends is equal to the lesser of 10% of surplus to contract holders as of the immediately preceding calendar year or net gain from operations for the immediately preceding calendar year, not including realized capital gains. We expect our direct domestic insurance subsidiaries could pay dividends to LNC of approximately $790 million in 2024 without prior approval from the respective Commissioner of Insurance.

All payments of principal and interest on surplus notes between LNC and our insurance subsidiaries must be approved by the respective Commissioner of Insurance.

25. Supplemental Disclosures of Cash Flow Data

The following summarizes our supplemental cash flow data (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Net cash paid (received) for:
Interest	$344	$269	$277
Income taxes	–	(54)	1
Non-cash transactions:
Net reduction of fixed maturity AFS securities, other investments and
accrued investment income in connection with a reinsurance transaction	(14,848)	–	(4,133)
Establishment of funds withheld liability in connection with
a reinsurance transaction	(9,459)	–	–

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting is included on page 102 of “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference.

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

(c) Changes in Internal Control Over Financial Reporting

Except as noted in Management’s Annual Report on Internal Control Over Financial Reporting included on page 102 of “Item 8. Financial Statements and Supplementary Data” with respect to the completion of the remediation of the material weakness, there has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Further details are described in Management’s Annual Report on Internal Control Over Financial Reporting.
Item 9B. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2023, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item relating to our executive officers is incorporated by reference to “Part I – Information About our Executive Officers” of this Form 10-K. Information required by this item relating to our directors and corporate governance matters is incorporated by reference to the sections captioned “Governance of the Company – Our Corporate Governance Guidelines,” “Governance of the Company – Director Nomination Process,” “Governance of the Company – Board Committees – Current Committee Membership and Meetings Held During 2023,” “Governance of the Company – Board Committees – Audit Committee,” “Agenda Item 1 – Election of Directors” and “General Information – Shareholder Proposals for the 2025 Annual Meeting” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 23, 2024.

Item 11. Executive Compensation

Information required by this item is incorporated by reference to the sections captioned “Compensation of Outside Directors,” “Compensation Discussion & Analysis,” “Executive Compensation Tables” and “Compensation Committee Interlocks and Insider Participation” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 23, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference to the sections captioned “Security Ownership” and “Equity Compensation Plan Information” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 23, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the sections captioned “Related-Party Transactions” and “Governance of the Company – Director Independence” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 23, 2024.

Item 14. Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the sections captioned “Agenda Item 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 23, 2024.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

The following Consolidated Financial Statements of Lincoln National Corporation are included in Part II – Item 8:

Management’s Annual Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2023 and 2022

Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Cash Flows – Years ended December 31, 2023, 2022 and 2021

Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules

The Financial Statement Schedules are listed in the Index to Financial Statement Schedules on page FS-1, which is incorporated herein by reference.

(a) (3) Listing of Exhibits

The Exhibits are listed in the Index to Exhibits beginning on page 220, which is incorporated herein by reference.

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

3.4	Amended and Restated Bylaws of LNC (effective September 11, 2023) are incorporated by reference to Exhibit 3.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on September 11, 2023.

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

4.15	Form of 7.00% Capital Securities due 2066 of LNC is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 17, 2006.

4.16	Form of 6.15% Senior Notes due April 6, 2036 is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.

4.17	Form of 6.05% Capital Securities due 2067 is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 13, 2007.

4.18	Form of 6.30% Senior Notes due 2037 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on October 9, 2007.

4.19	Form of 7.00% Senior Notes due 2040 is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 18, 2010.

4.20	Form of 3.350% Senior Notes due 2025 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 10, 2015.

4.21	Form of 3.625% Senior Notes due 2026 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on December 12, 2016.

4.22	Form of 3.800% Senior Notes due 2028 is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 12, 2018.

4.23	Form of 4.350% Senior Notes due 2048 is incorporated by reference to Exhibit 4.3 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 12, 2018.

4.24	Form of 3.050% Senior Notes due 2030 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 19, 2019.

4.25	Form of 3.400% Senior Notes due 2031, incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 15, 2020.

4.26	Form of 4.375% Senior Notes due 2050, incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 15, 2020.

4.27	Form of Floating Rate Subordinated Note due 2066 is incorporated by reference to Exhibit 4.6 to the Company’s Form 8-K (File No. 1-6028) filed with the SEC on August 12, 2021.

4.28	Form of Floating Rate Subordinated Note due 2067 is incorporated by reference to Exhibit 4.7 to the Company’s Form 8-K (File No. 1-6028) filed with the SEC on August 12, 2021.

4.29	Form of 3.400% Senior Notes due 2032, is incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 1-6028) filed with the SEC on March 1, 2022.

4.30
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

4.31
Deposit Agreement with respect to the 9.000% Non-Cumulative Preferred Stock, Series D, dated November 22, 2022, by and among the Company, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein, is incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 1-6028) filed with the SEC on November 22, 2022.

4.32	Form of 9.250% Fixed Rate Reset Non-Cumulative Preferred Stock, Series C Stock Certificate (included as Exhibit A to Exhibit 3.2 above).

4.33	Form of 9.000% Non-Cumulative Preferred Stock, Series D Stock Certificate (included as Exhibit A to Exhibit 3.3 above).

4.34	Form of Depositary Receipt with respect to the 9.250% Fixed Rate Reset Non-Cumulative Preferred Stock, Series C (included as Exhibit A to Exhibit 4.32 above).

4.35	Form of Depositary Receipt with respect to the 9.000% Non-Cumulative Preferred Stock, Series D (included as Exhibit A to Exhibit 4.33 above).

4.36	Description of Securities Registered Pursuant to Section 12 of the Exchange Act is incorporated by reference to Exhibit 4.38 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2022.

10.1	LNC 2014 Incentive Compensation Plan (effective May 22, 2014) is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 28, 2014.*

10.2
LNC 2009 Amended and Restated Incentive Compensation Plan (as amended and restated on May 14, 2009) is incorporated by reference to Exhibit 4 to LNC’s Proxy Statement (File No. 1-6028) filed with the SEC on April 9, 2009.*

10.3	Non-Employee Director Fees (effective May 27, 2022) are incorporated by reference to Exhibit 10.2 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2022.*

10.4	Non-Employee Director Fees (effective January 1, 2024) are filed herewith.*

10.5	Amended and Restated LNC Supplemental Retirement Plan is incorporated by reference to Exhibit 10.10 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2007.*

10.6	The Severance Plan for Officers of LNC (Amended and Restated effective as of December 31, 2023) is filed herewith.*

10.7	LNC Executive Officer Cash Severance policy is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 21, 2023.*

10.8	The LNC Outside Directors’ Value Sharing Plan, last amended March 8, 2001, is incorporated by reference to Exhibit 10(e) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10.9
LNC Deferred Compensation and Supplemental/Excess Retirement Plan, as amended and restated effective January 1, 2020, is incorporated by reference to Exhibit 10.10 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2019.*

10.10
Amendment No. 1 to the LNC Deferred Compensation and Supplemental/Excess Retirement Plan is incorporated by reference to Exhibit 10.11 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2020.*

10.11
Amendment No. 2 to the LNC Deferred Compensation and Supplemental/Excess Retirement Plan, effective December 19, 2022, is incorporated by reference to Exhibit 10.10 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2022.*

10.12	Amendment No. 3 to the LNC Deferred Compensation and Supplemental/Excess Retirement Plan, effective January 1, 2024, is filed herewith.*

10.13	LNC 1993 Stock Plan for Non-Employee Directors, as last amended May 10, 2001, is incorporated by reference to Exhibit 10(g), to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10.14
Amendment No. 2 to the LNC 1993 Stock Plan for Non-Employee Directors (effective February 1, 2006) is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 13, 2006.*

10.15	LNC Executives’ Severance Benefit Plan (effective August 7, 2008) is incorporated by reference to Exhibit 10.3 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2008.*

10.16
Amendment No. 1 to the LNC Executives’ Severance Benefit Plan (effective November 9, 2011) is incorporated by reference to Exhibit 10.22 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2011.*

10.17
Amendment No. 2 to the LNC Executives’ Severance Benefit Plan (effective May 12, 2023) is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 12, 2023.*

10.18	Amended and Restated LNC Excess Retirement Plan is incorporated by reference to Exhibit 10.26 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2007.*

10.19	Amendment No. 1 to the Amended and Restated LNC Excess Retirement Plan is incorporated by reference to Exhibit 10.17 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2020.*

10.20	Amendment No. 2 to the Amended and Restated LNC Excess Retirement Plan is incorporated by reference to Exhibit 10.18 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2020.*

10.21	Amendment No. 3 to the Amended and Restated LNC Excess Retirement Plan is incorporated by reference to Exhibit 10.19 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2020.*

10.22	Amendment No. 4 to the Amended and Restated LNC Excess Retirement Plan is incorporated by reference to Exhibit 10.20 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2020.*

10.23	Amendment No. 5 to the Amended and Restated LNC Excess Retirement Plan is incorporated by reference to Exhibit 10.21 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2020.*

10.24
LNC Deferred Compensation Plan for Non-Employee Directors, as amended and restated November 5, 2008, is incorporated by reference to Exhibit 10.23 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2008.*

10.25	Form of Indemnification between LNC and each director is incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2009.*

10.26	Form of Non-Qualified Stock Option (“Option”) Award Agreement is incorporated by Reference to Exhibit 10.35 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2012.*

10.27
Amendment #1 to the Form of Option Award Agreements, effective August 13, 2014, is incorporated by reference to Exhibit 10.28 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2014.*

10.28
Amendment #2 to the Form of Option Award Agreements, effective August 13, 2014, is incorporated by reference to Exhibit 10.29 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2014.*

10.29	Form of Option Award Agreement under the LNC 2014 Incentive Compensation Plan is incorporated by Reference to Exhibit 10.2 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2015.*

10.30
Form of Option Award Agreement for Senior Management Committee (“SMC”) (Other than Chief Executive Officer (“CEO”)) is incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2017.*

10.31	Form of Option Award Agreement for SMC is incorporated by reference to Exhibit 10.4 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2020.*

10.32
Form of Long-Term Incentive Award Program Performance Cycle (“PSA”) Agreement for SMC (other than CEO) is incorporated by reference to Exhibit 10.5 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2020.*

10.33	Form of Restricted Stock Unit (“RSU”) Award Agreement for SMC (other than CEO) is incorporated by reference to Exhibit 10.6 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2020.*

10.34
Form of Option Award Agreement for Successor CEO and Chief Financial Officer (“CFO”) (effective February 2022) is incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2022.*

10.35	Form of PSA Agreement for Successor CEO and CFO (effective February 2022) is incorporated by reference to Exhibit 10.2 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2022.*

10.36	Form of RSU Award Agreement for Successor CEO and CFO (effective February 2022) is incorporated by reference to Exhibit 10.3 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2022.*

10.37
Form of Option Award Agreement for SMC (other than CEO) (effective February 2022) is incorporated by reference to Exhibit 10.6 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2022.*

10.38	Form of PSA Agreement for SMC (other than CEO) (effective February 2022) is incorporated by reference to Exhibit 10.7 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2022.*

10.39	Form of PSA Agreement for Section 16 Officers (effective February 2022) is incorporated by reference to Exhibit 10.8 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2022.*

10.40	Form of RSU Award Agreement for Section 16 Officers (effective February 2022) is incorporated by reference to Exhibit 10.9 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2022.*

10.41
Form of Option Award Agreement for SMC (other than CEO) (effective for officers joining SMC on or after May 26, 2022) is incorporated by reference to Exhibit 10.3 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2022.*

10.42
Form of PSA Agreement for SMC (other than CEO) (effective for officers joining SMC on or after May 26, 2022) is incorporated by reference to Exhibit 10.4 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2022.*

10.43
Form of RSU Award Agreement for SMC (other than CEO) (effective for officers joining SMC on or after May 26, 2022) is incorporated by reference to Exhibit 10.5 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2022.*

10.44	Form of Option Award Agreement for Kenneth S. Solon (December 2022) is incorporated by reference to Exhibit 10.46 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2022.*

10.45	Form of RSU Award Agreement for Kenneth S. Solon (December 2022) is incorporated by reference to Exhibit 10.47 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2022.*

10.46	Form of Option Award Agreement for CEO (effective February 2023) is incorporated by reference to Exhibit 10.3 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2023.*

10.47	Form of PSA Agreement for CEO (effective February 2023) is incorporated by reference to Exhibit 10.4 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2023.*

10.48	Form of RSU Award Agreement for CEO (effective February 2023) is incorporated by reference to Exhibit 10.5 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2023.*

10.49
Form of Option Award Agreement for Chief Information Officer, Kenneth S. Solon (“CIO”) (effective February 2023) is incorporated by reference to Exhibit 10.6 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2023.*

10.50	Form of PSA Agreement for CIO (effective February 2023) is incorporated by reference to Exhibit 10.7 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2023.*

10.51	Form of RSU Award Agreement for CIO (effective February 2023) is incorporated by reference to Exhibit 10.8 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2023.*

10.52
Form of Option Award Agreement for SMC (executives other than CEO and CIO who joined SMC prior to 2022) (effective February 2023) is incorporated by reference to Exhibit 10.9 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2023.*

10.53
Form of PSA Agreement for SMC (executives other than CEO and CIO who joined SMC prior to 2022) (effective February 2023) is incorporated by reference to Exhibit 10.10 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2023.*

10.54
Form of RSU Award Agreement for SMC (executives other than CEO and CIO who joined SMC prior to 2022) (effective February 2023) is incorporated by reference to Exhibit 10.11 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2023.*

10.55
Form of Option Award Agreement for SMC (executives who joined SMC in or after 2022) (effective February 2023) is incorporated by reference to Exhibit 10.12 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2023.*

10.56
Form of PSA Agreement for SMC (executives who joined SMC in or after 2022) (effective February 2023) is incorporated by reference to Exhibit 10.13 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2023.*

10.57
Form of RSU Award Agreement for SMC (executives who joined SMC in or after 2022) (effective February 2023) is incorporated by reference to Exhibit 10.14 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2023.*

10.58
Amendment No. 1 to Option Award Agreements listed above (effective November 8, 2023 to Option awards outstanding under the LNC 2014 Incentive Compensation Plan and LNC 2020 Incentive Compensation Plan as of such date) is filed herewith.*

10.59
Amendment No. 1 to PSA Agreements listed above (effective November 8, 2023 to PSAs outstanding under the LNC 2014 Incentive Compensation Plan and LNC 2020 Incentive Compensation Plan as of such date) is filed herewith.*

10.60
Amendment No. 1 to RSU Award Agreements listed above (effective November 8, 2023 to RSU awards outstanding under the LNC 2014 Incentive Compensation Plan and LNC 2020 Incentive Compensation Plan as of such date) is filed herewith.*

10.61
Separation Agreement and General Release, dated February 10, 2023, between Lincoln National Corporation and Randal J. Freitag is incorporated by reference to Exhibit 10.2 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2023.*^

10.62
Lincoln National Corporation 2020 Incentive Compensation Plan is incorporated by reference to Exhibit 4.3 to LNC’s Registration Statement on Form S-8 (File No. 333-239117) filed with the SEC on June 12, 2020.*

10.63
Amendment No. 1 to the Lincoln National Corporation 2020 Incentive Compensation Plan (effective May 27, 2022) is incorporated by reference to Exhibit 4.4 to LNC’s Registration Statement on Form S-8 (File No. 333-265314) filed with the SEC on May 31, 2022.*

10.64
Amendment No. 2 to the Lincoln National Corporation 2020 Incentive Compensation Plan (effective May 25, 2023) is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 26, 2023.*

10.65
LNC Domestic Relocation Policy Home Sale Assistance Plan, effective as of September 6, 2007, is incorporated by reference to Exhibit 10.35 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2009.*

10.66
Stock and Asset Purchase Agreement by and among LNC, The Lincoln National Life Insurance Company, Lincoln National Reinsurance Company (Barbados) Limited and Swiss Re Life & Health America Inc. dated July 27, 2001 is incorporated by reference to Exhibit 99.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 1, 2001. Omitted schedules and exhibits listed in the Agreement will be furnished to the SEC upon request.

10.67
Indemnity Reinsurance Agreement, dated as of January 1, 1998, between Connecticut General Life Insurance Company and Lincoln Life & Annuity Company of New York is incorporated by reference to Exhibit 10.67 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2008.^

10.68
Coinsurance Agreement, dated as of October 1, 1998, AETNA Life Insurance and Annuity Company and Lincoln Life & Annuity Company of New York is incorporated by reference to Exhibit 10.68 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2008.^

10.69
Second Amended and Restated Credit Agreement, dated as of December 21, 2023, among LNC, as an Account Party and Guarantor, the Subsidiary Account Parties, as additional Account Parties, Bank of America, N.A. as administrative agent, and the other lenders named therein, is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on December 21, 2023.

21	Subsidiaries List.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	LNC Compensation Recovery Policy is filed herewith.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* This exhibit is a management contract or compensatory plan or arrangement.
^ Schedules to this agreement have been omitted pursuant to Item 601(a) of Regulation S-K. LNC will furnish supplementally a copy of the schedule to the SEC, upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, LNC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN NATIONAL CORPORATION

Dated: February 22, 2024	By:	/s/ Christopher Neczypor
Christopher Neczypor
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2024.

Signature	Title

/s/ Ellen G. Cooper	President, Chief Executive Officer and Director
Ellen G. Cooper	(Principal Executive Officer)

/s/ Christopher Neczypor	Executive Vice President and Chief Financial Officer
Christopher Neczypor	(Principal Financial Officer)

/s/ Adam Cohen	Senior Vice President and Chief Accounting Officer
Adam Cohen	(Principal Accounting Officer)

/s/ Deirdre P. Connelly	Director
Deirdre P. Connelly

/s/ William H. Cunningham	Director
William H. Cunningham

/s/Reginald E. Davis	Director
Reginald E. Davis

/s/ Eric G. Johnson	Director
Eric G. Johnson

/s/ Gary C. Kelly	Director
Gary C. Kelly

/s/ M. Leanne Lachman	Director
M. Leanne Lachman

/s/Dale LeFebvre	Director
Dale LeFebvre

/s/ Janet Liang	Director
Janet Liang

/s/ Michael F. Mee	Director
Michael F. Mee

/s/ Owen Ryan	Director
Owen Ryan

/s/ Lynn M. Utter	Director
Lynn M. Utter

Index to Financial Statement Schedules

I	– Consolidated Summary of Investments – Other than Investments in Related Parties	FS-2
II	– Condensed Financial Information of Registrant	FS-3
III	– Condensed Supplementary Insurance Information	FS-6
IV	– Consolidated Reinsurance	FS-8

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included in the consolidated financial statements, and therefore omitted. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Critical Accounting Estimates” on page 43 for more detail on items contained within these schedules.

LINCOLN NATIONAL CORPORATION
SCHEDULE I – CONSOLIDATED SUMMARY OF INVESTMENTS – OTHER THAN
INVESTMENTS IN RELATED PARTIES
(in millions)

Column A	Column B	Column C	Column D
	As of December 31, 2023
	Cost or	Fair	Carrying
Type of Investment	Amortized Cost	Value	Value
Fixed Maturity Available-For-Sale Securities (1)
Bonds:
U.S. government bonds	$416	$393	$393
Foreign government bonds	314	283	283
State and municipal bonds	3,106	2,790	2,790
Public utilities	12,683	11,320	11,320
All other corporate bonds	64,402	58,337	58,337
Mortgage-backed and asset-backed securities	16,268	15,368	15,368
Hybrid and redeemable preferred securities	244	247	247
Total fixed maturity available-for-sale securities	97,433	88,738	88,738

Equity Securities
Common stocks:
Banks, trusts and insurance companies	29	32	32
Industrial, miscellaneous and all other	41	38	38
Non-redeemable preferred securities	270	236	236
Total equity securities	340	306	306

Trading Securities	2,515	2,359	2,359
Mortgage loans on real estate (2)	19,115	17,407	18,963
Policy loans	2,476	N/A	2,476
Derivative investments	2,714	6,474	6,474
Other investments	5,015	5,015	5,015
Total investments	$129,608		$124,331

(1) For investments deemed to have declines in value that are impairment-related, an allowance for credit losses is recorded to reduce the carrying value to their estimated realizable value.
(2) Mortgage loans on real estate are generally carried at unpaid principal balances adjusted for amortization of premiums and accretion of discounts and are net of allowance for credit losses. We carry certain mortgage loans at fair value where the fair value option has been elected.

LINCOLN NATIONAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(Parent Company Only) (in millions, except share data)

	As of December 31,
	2023	2022
ASSETS
Investments in subsidiaries (1)	$12,205	$9,782
Derivative investments	169	119
Other investments	34	92
Cash and invested cash	129	715
Loans and accrued interest to subsidiaries (1)	2,606	2,491
Other assets	144	101
Total assets	$15,287	$13,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Common stock dividends payable	$76	$76
Short-term debt	250	500
Long-term debt	6,949	6,455
Loans from subsidiaries (1)	572	679
Other liabilities	547	488
Total liabilities	8,394	8,198

Contingencies and Commitments

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized:
Series C preferred stock – 20,000 shares authorized, issued and outstanding as of December 31, 2023	493	493
Series D preferred stock – 20,000 shares authorized, issued and outstanding as of December 31, 2023	493	493
Common stock – 800,000,000 shares authorized; 169,666,137 and 169,220,511 shares
issued and outstanding as of December 31, 2023, and December 31, 2022, respectively	4,605	4,544
Retained earnings	4,778	5,924
Accumulated other comprehensive income (loss)	(3,476)	(6,352)
Total stockholders’ equity	6,893	5,102
Total liabilities and stockholders’ equity	$15,287	$13,300

(1) Eliminated in consolidation

LINCOLN NATIONAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Parent Company Only) (in millions)

	For the Years Ended December 31,
	2023	2022	2021
Revenues
Dividends from subsidiaries (1)	$685	$797	$2,060
Interest from subsidiaries (1)	233	159	114
Net investment income	25	3	1
Total revenues	943	959	2,175
Expenses
Operating and administrative expenses	78	52	69
Interest – subsidiaries (1)	175	38	10
Interest – other	289	266	263
Total expenses	542	356	342
Income (loss) before federal income taxes, equity in income (loss) of subsidiaries	401	603	1,833
Federal income tax expense (benefit)	(61)	(42)	(49)
Income (loss) before equity in income (loss) of subsidiaries	462	645	1,882
Equity in income (loss) of subsidiaries	(1,214)	713	1,896
Net income (loss)	(752)	1,358	3,778
Other comprehensive income (loss), net of tax:
Unrealized investment gain (loss)	3,715	(18,059)	(3,287)
Market risk benefit non-performance risk gain (loss)	(671)	(210)	(923)
Policyholder liability discount rate remeasurement gain (loss)	(160)	2,012	591
Foreign currency translation adjustment	8	(20)	(2)
Funded status of employee benefit plans	(16)	(59)	47
Total other comprehensive income (loss), net of tax	2,876	(16,336)	(3,574)
Comprehensive income (loss)	$2,124	$(14,978)	$204

(1) Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
STATEMENTS OF CASH FLOWS
(Parent Company Only) (in millions)

	For the Years Ended December 31,
	2023	2022	2021
Net Cash Provided by (Used in) Operating Activities	$398	$608	$1,860
Cash Flows from Investing Activities
Capital contribution to subsidiaries (1)	(7)	(925)	(65)
Net change in collateral on investments, derivatives and related settlements	69	583	168
Other	45	(5)	(40)
Net cash provided by (used in) investing activities	107	(347)	63
Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(500)	(300)	–
Issuance of long-term debt, net of issuance costs	–	296	–
Payment related to modification or early extinguishment of debt	–	–	(8)
Increase (decrease) in loans from subsidiaries, net (1)	(84)	(563)	(188)
Increase (decrease) in loans to subsidiaries, net (1)	(113)	708	(234)
Common stock issued for benefit plans	(7)	(16)	20
Issuance of preferred stock, net of issuance costs	–	986	–
Repurchase of common stock	–	(550)	(1,105)
Dividends paid to preferred stockholders	(82)	–	–
Dividends paid to common stockholders	(305)	(310)	(319)
Net cash provided by (used in) financing activities	(1,091)	251	(1,834)
Net increase (decrease) in cash, invested cash and restricted cash	(586)	512	89
Cash, invested cash and restricted cash as of beginning-of-year	715	203	114
Cash, invested cash and restricted cash as of end-of-year	$129	$715	$203

(1) Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION
SCHEDULE III – CONDENSED SUPPLEMENTARY INSURANCE INFORMATION
(in millions)

Column A	Column B	Column C	Column D	Column E	Column F

	DAC	Future		Policyholder
	and	Contract	Unearned	Account	Insurance
Segment	VOBA	Benefits	Premiums (1)	Balances (2)	Premiums

	As of or For the Year Ended December 31, 2023
Annuities	$4,187	$2,090	$–	$54,496	$(1,584)
Life Insurance	7,621	21,613	–	37,432	1,162
Group Protection	154	6,282	–	–	5,014
Retirement Plan Services	239	–	–	23,784	–
Other Operations	–	9,879	–	5,025	(920)
Total	$12,201	$39,864	$–	$120,737	$3,672

	As of or For the Year Ended December 31, 2022
Annuities	$4,207	$2,005	$–	$45,549	$165
Life Insurance	7,453	20,953	–	37,959	1,146
Group Protection	141	6,086	–	–	4,768
Retirement Plan Services	236	–	–	25,138	–
Other Operations	–	9,782	–	5,789	8
Total	$12,037	$38,826	$–	$114,435	$6,087

	As of or For the Year Ended December 31, 2021
Annuities	$4,185	$2,511	$–	$41,700	$116
Life Insurance	7,125	19,564	–	38,475	1,033
Group Protection	140	6,604	–	–	4,450
Retirement Plan Services	235	–	–	23,579	–
Other Operations	–	12,746	–	6,473	18
Total	$11,685	$41,425	$–	$110,227	$5,617

(1) Unearned premiums are included in Column C, future contract benefits.

LINCOLN NATIONAL CORPORATION
SCHEDULE III – CONDENSED SUPPLEMENTARY INSURANCE INFORMATION (Continued)
(in millions)

Column A	Column G	Column H	Column I	Column J	Column K
		Benefits	Amortization
	Net	and	of DAC	Other
	Investment	Interest	and	Operating	Premiums
Segment	Income	Credited	VOBA	Expenses	Written

	As of or For the Year Ended December 31, 2023
Annuities	$1,668	$(193)	$430	$1,618	$–
Life Insurance	2,712	5,717	492	755	–
Group Protection	339	4,025	100	1,347	–
Retirement Plan Services	1,012	664	18	427	–
Other Operations	148	(827)	–	636	–
Total	$5,879	$9,386	$1,040	$4,783	$–

	As of or For the Year Ended December 31, 2022
Annuities	$1,463	$1,204	$429	$1,587	$–
Life Insurance	2,587	5,381	478	715	–
Group Protection	334	4,039	97	1,219	–
Retirement Plan Services	976	629	18	379	–
Other Operations	155	103	–	653	–
Total	$5,515	$11,356	$1,022	$4,553	$–

	As of or For the Year Ended December 31, 2021
Annuities	$1,400	$1,030	$403	$1,699	$–
Life Insurance	3,207	5,593	476	739	–
Group Protection	365	4,075	139	1,153	–
Retirement Plan Services	991	616	19	387	–
Other Operations	148	118	–	561	–
Total	$6,111	$11,432	$1,037	$4,539	$–

LINCOLN NATIONAL CORPORATION
SCHEDULE IV – CONSOLIDATED REINSURANCE
(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded	Assumed		Percentage
		to	from		of Amount
	Gross	Other	Other	Net	Assumed
Description	Amount	Companies	Companies	Amount	to Net

	As of or For the Year Ended December 31, 2023
Individual life insurance in-force (1)	$2,094,011	$1,072,577	$6,024	$1,027,458	0.6%
Premiums:
Annuities and life insurance (2)	10,369	4,700	86	5,755	1.5%
Accident and health insurance	3,413	33	4	3,384	0.1%
Total premiums	$13,782	$4,733	$90	$9,139

	As of or For the Year Ended December 31, 2022
Individual life insurance in-force (1)	$2,028,279	$831,478	$6,512	$1,203,313	0.5%
Premiums:
Annuities and life insurance (2)	10,365	1,981	94	8,477	1.1%
Accident and health insurance	3,242	34	4	3,213	0.1%
Total premiums	$13,607	$2,015	$98	$11,690

	As of or For the Year Ended December 31, 2021
Individual life insurance in-force (1)	$1,845,479	$776,226	$7,659	$1,076,912	0.7%
Premiums:
Annuities and life insurance (2)	10,365	1,816	88	8,637	1.0%
Accident and health insurance	3,050	37	6	3,019	0.2%
Total premiums	$13,415	$1,853	$94	$11,656

(1) Includes Group Protection segment and Other Operations in-force amounts.
(2) Includes insurance fees on universal life and other interest-sensitive products.