Form 10-Q
period 2024-03-31
LINCOLN NATIONAL CORP
filed 2024-05-02
CIK 59558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________.
Commission File Number: 1-6028
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
Yes ☐   No  ☒

As of April 29, 2024, there were 170,026,818 shares of the registrant’s common stock outstanding.
—————————————————————————————————————————————————————

Lincoln National Corporation

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
LINCOLN NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of	As of
	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2024 - $97,546; 2023 - $97,433; allowance for credit losses: 2024 - $21; 2023 - $19)	$87,764	$88,738
Trading securities	2,227	2,359
Equity securities	319	306
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2024 - $289; 2023 - $288)	19,266	18,963
Policy loans	2,476	2,476
Derivative investments	8,394	6,474
Other investments	5,256	5,015
Total investments	125,702	124,331
Cash and invested cash	4,122	3,365
Deferred acquisition costs, value of business acquired and deferred sales inducements	12,405	12,397
Reinsurance recoverables, net of allowance for credit losses	29,461	29,843
Deposit assets, net of allowance for credit losses	28,904	28,789
Market risk benefit assets	4,878	3,894
Accrued investment income	1,127	1,082
Goodwill	1,144	1,144
Other assets	9,413	9,311
Separate account assets	166,225	158,257
Total assets	$383,381	$372,413
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Policyholder account balances	$122,300	$120,737
Future contract benefits	38,848	39,864
Funds withheld reinsurance liabilities	17,486	17,641
Market risk benefit liabilities	1,266	1,716
Deferred front-end loads	6,099	5,901
Payables for collateral on investments	10,117	8,105
Short-term debt	503	250
Long-term debt	5,726	5,699
Other liabilities	7,265	7,350
Separate account liabilities	166,225	158,257
Total liabilities	375,835	365,520
Contingencies and Commitments (See Note 14)
Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized:
Series C preferred stock – 20,000 shares authorized, issued and outstanding
as of March 31, 2024, and December 31, 2023	493	493
Series D preferred stock – 20,000 shares authorized, issued and outstanding
as of March 31, 2024, and December 31, 2023	493	493
Common stock – 800,000,000 shares authorized; 170,016,887 and 169,666,137 shares
issued and outstanding as of March 31, 2024, and December 31, 2023, respectively	4,624	4,605
Retained earnings	5,887	4,778
Accumulated other comprehensive income (loss)	(3,951)	(3,476)
Total stockholders’ equity	7,546	6,893
Total liabilities and stockholders’ equity	$383,381	$372,413
See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions, except per share data)

	For the Three Months Ended March 31,
	2024	2023
Revenues
Insurance premiums	$1,601	$1,579
Fee income	1,324	1,379
Net investment income	1,346	1,466
Realized gain (loss)	(434)	(828)
Amortization of deferred gain (loss) on business sold through reinsurance	(12)	9
Other revenues	291	209
Total revenues	4,116	3,814
Expenses
Benefits	2,003	2,291
Interest credited	822	785
Market risk benefit (gain) loss	(1,907)	619
Policyholder liability remeasurement (gain) loss	(12)	(118)
Commissions and other expenses	1,601	1,324
Interest and debt expense	81	83
Total expenses	2,588	4,984
Income (loss) before taxes	1,528	(1,170)
Federal income tax expense (benefit)	306	(289)
Net income (loss)	1,222	(881)
Other comprehensive income (loss), net of tax:
Unrealized investment gain (loss)	(127)	1,774
Market risk benefit non-performance risk gain (loss)	(464)	1,025
Policyholder liability discount rate remeasurement gain (loss)	116	(202)
Foreign currency translation adjustment	(1)	3
Funded status of employee benefit plans	1	(2)
Total other comprehensive income (loss), net of tax	(475)	2,598
Comprehensive income (loss)	$747	$1,717

Net Income (Loss) Available to Common Stockholders
Net income (loss)	$1,222	$(881)
Preferred stock dividends declared	(34)	(25)
Deferred units of LNC stock in our deferred compensation plans	3	(3)
Net income (loss) available to common stockholders	$1,191	$(909)

Net Income (Loss) Per Common Share
Basic	$6.98	$(5.35)
Diluted	6.93	(5.37)

Cash Dividends Declared Per Preferred Share
Series C preferred stock	$1,156.25	$635.94
Series D preferred stock	562.50	618.75

Cash Dividends Declared Per Common Share	$0.45	$0.45

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	For the Three Months Ended March 31,
	2024	2023
Preferred Stock
Balance as of beginning-of-year	$986	$986
Balance as of end-of-period	986	986

Common Stock
Balance as of beginning-of-year	4,605	4,544
Stock compensation/issued for benefit plans	19	16
Balance as of end-of-period	4,624	4,560

Retained Earnings
Balance as of beginning-of-year	4,778	5,924
Net income (loss)	1,222	(881)
Preferred stock dividends declared	(34)	(25)
Common stock dividends declared	(79)	(78)
Balance as of end-of-period	5,887	4,940

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	(3,476)	(6,352)
Other comprehensive income (loss), net of tax	(475)	2,598
Balance as of end-of-period	(3,951)	(3,754)
Total stockholders’ equity as of end-of-period	$7,546	$6,732

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$1,222	$(881)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Realized (gain) loss	434	828
Market risk benefit (gain) loss	(1,907)	619
Sales and maturities (purchases) of trading securities, net	129	290
Amortization of deferred gain (loss) on business sold through reinsurance	12	(9)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads	190	156
Accrued investment income	(32)	4
Insurance liabilities and reinsurance-related balances	(1,047)	(1,322)
Accrued expenses	(41)	(143)
Federal income tax accruals	306	(289)
Other	(609)	(27)
Net cash provided by (used in) operating activities	(1,343)	(774)
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(2,360)	(2,999)
Sales of available-for-sale securities and equity securities	677	1,739
Maturities of available-for-sale securities	1,694	1,440
Purchases of alternative investments	(315)	(170)
Sales and repayments of alternative investments	16	22
Issuance of mortgage loans on real estate	(571)	(269)
Repayment and maturities of mortgage loans on real estate	267	183
Repayment (issuance) of policy loans, net	(1)	(27)
Net change in collateral on investments, certain derivatives and related settlements	2,232	(184)
Other	–	(60)
Net cash provided by (used in) investing activities	1,639	(325)
Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(47)	–
Issuance of long-term debt, net of issuance costs	347	–
Payment related to sale-leaseback transactions	(4)	(5)
Payment related to certain financing arrangements	(16)	(10)
Deposits of fixed account balances	3,602	4,192
Withdrawals of fixed account balances	(3,215)	(2,570)
Transfers from (to) separate accounts, net	(90)	21
Common stock issued for benefit plans	(5)	(4)
Dividends paid to preferred stockholders	(34)	(25)
Dividends paid to common stockholders	(77)	(77)
Net cash provided by (used in) financing activities	461	1,522
Net increase (decrease) in cash, invested cash and restricted cash	757	423
Cash, invested cash and restricted cash as of beginning-of-year	3,365	3,343
Cash, invested cash and restricted cash as of end-of-period	$4,122	$3,766

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Operations and Basis of Presentation

Nature of Operations

Lincoln National Corporation and its subsidiaries (“LNC” or the “Company,” which also may be referred to as “we,” “our” or “us”) operate multiple insurance businesses through four business segments: Annuities, Life Insurance, Group Protection and Retirement Plan Services. In addition, we include financial data for operations that are not directly related to our business segments in Other Operations. The collective group of businesses uses “Lincoln Financial Group” as its marketing identity. Through our business segments, we sell a wide range of wealth accumulation, wealth protection, group protection and retirement income products and solutions. These products primarily include variable annuities, fixed annuities (including indexed), registered index-linked annuities (“RILA”), universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL and VUL, indexed universal life insurance (“IUL”), term life insurance, group life, disability and dental and employer-sponsored retirement plans and services. For more information on our segments and the products and solutions we provide, see Note 16.

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The information contained in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”), should be read in connection with the reading of these interim unaudited consolidated financial statements.

Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized in our 2023 Form 10-K.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Interim results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024. All material inter-company accounts and transactions have been eliminated in consolidation.

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

The variable annuities level of aggregation includes RILA products, which are indexed variable annuities. The fixed annuities level of aggregation represents deferred fixed annuities. We have excluded amounts reported in Other Operations from our disaggregated disclosures that are attributable to the indemnity reinsurance agreements with Protective Life Insurance Company (“Protective”) and Swiss Re Life & Health America, Inc (“Swiss Re”) as these contracts are fully reinsured, run-off institutional pension business in the form of group annuity and the results of certain disability income business and are not reflected in the results of the reportable segments listed above.

Sale of Wealth Management Business

On December 14, 2023, we announced that we had entered into a Stock Purchase Agreement with Osaic Holdings, Inc., a Delaware corporation (“Osaic”), pursuant to which Osaic agreed to acquire all of the ownership interests in the subsidiaries of the Company that comprise the Company’s wealth management business, which include Lincoln Financial Securities Corporation and Lincoln Financial Advisors Corporation. The transaction is expected to close in the first half of 2024, subject to customary closing conditions.

As of March 31, 2024, we had assets of $155 million and liabilities of $81 million classified as held-for-sale and reported within other assets and other liabilities, respectively, on our Consolidated Balance Sheets. As of December 31, 2023, we had assets of $131 million and liabilities of $60 million classified as held-for-sale and reported within other assets and other liabilities, respectively, on our Consolidated Balance Sheets. Assets considered held-for-sale do not include $71 million of cash and invested cash held by our wealth management business subsidiaries as of March 31, 2024. The assets are reported primarily within Other Operations in Note 16.

2. New Accounting Standards

Adoption of New Accounting Standards

In the current period, we did not adopt any new Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board that were material in presentation or amount.

Future Adoption of New Accounting Standards

The following table provides a description of future adoptions of new ASUs that may have an impact on our consolidated financial statements when adopted. ASUs not listed below were assessed and determined to be either not applicable or insignificant in presentation or amount.

Standard	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
This ASU aims to enhance reportable segment disclosure requirements. It requires that a public entity disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), disclose and describe other segment items and report additional measures of a segment’s profit or loss if used by the CODM.
		January 1, 2024 (Annual Filings) and January 1, 2025 (Quarterly Filings)	We are evaluating the impact of this ASU to our consolidated financial statements.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
This ASU establishes new income tax disclosure requirements, along with adjusting certain existing requirements. It specifically requires expanded and disaggregated disclosures around the tax rate reconciliation.
		January 1, 2025	We are evaluating the impact of this ASU to our consolidated financial statements.

3. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of fixed maturity available-for-sale (“AFS”) securities (in millions) were as follows:

	As of March 31, 2024
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$76,968	$640	$9,065	$10	$68,533
U.S. government bonds	422	4	35	–	391
State and municipal bonds	3,097	46	400	–	2,743
Foreign government bonds	304	12	53	–	263
RMBS	1,962	20	217	6	1,759
CMBS	1,658	4	178	–	1,484
ABS	12,903	71	621	4	12,349
Hybrid and redeemable preferred securities	232	23	12	1	242
Total fixed maturity AFS securities	$97,546	$820	$10,581	$21	$87,764

	As of December 31, 2023
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$77,085	$852	$8,272	$8	$69,657
U.S. government bonds	416	6	29	–	393
State and municipal bonds	3,106	101	417	–	2,790
Foreign government bonds	314	16	47	–	283
RMBS	1,948	28	197	6	1,773
CMBS	1,622	5	203	–	1,424
ABS	12,698	62	585	4	12,171
Hybrid and redeemable preferred securities	244	21	17	1	247
Total fixed maturity AFS securities	$97,433	$1,091	$9,767	$19	$88,738

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of March 31, 2024, were as follows:

	Amortized Cost	Fair Value
Due in one year or less	$4,615	$4,574
Due after one year through five years	17,551	16,871
Due after five years through ten years	14,424	13,180
Due after ten years	44,433	37,547
Subtotal	81,023	72,172
Structured securities (RMBS, CMBS, ABS)	16,523	15,592
Total fixed maturity AFS securities	$97,546	$87,764

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of March 31, 2024
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$23,895	$4,432	$33,636	$4,633	$57,531	$9,065
U.S. government bonds	102	9	188	26	290	35
State and municipal bonds	894	222	895	178	1,789	400
Foreign government bonds	107	30	66	23	173	53
RMBS	620	76	907	141	1,527	217
CMBS	677	70	621	108	1,298	178
ABS	1,998	91	6,118	530	8,116	621
Hybrid and redeemable preferred securities	18	3	102	9	120	12
Total fixed maturity AFS securities	$28,311	$4,933	$42,533	$5,648	$70,844	$10,581

Total number of fixed maturity AFS securities in an unrealized loss position						7,485

	As of December 31, 2023
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$14,005	$3,270	$34,595	$5,002	$48,600	$8,272
U.S. government bonds	65	6	195	23	260	29
State and municipal bonds	371	72	874	345	1,245	417
Foreign government bonds	111	31	57	16	168	47
RMBS	360	20	886	177	1,246	197
CMBS	583	56	589	147	1,172	203
ABS	1,900	68	7,217	517	9,117	585
Hybrid and redeemable preferred securities	32	3	95	14	127	17
Total fixed maturity AFS securities	$17,427	$3,526	$44,508	$6,241	$61,935	$9,767

Total number of fixed maturity AFS securities in an unrealized loss position						7,605

(1) As of March 31, 2024, and December 31, 2023, we recognized $12 million and $8 million of gross unrealized losses, respectively, in other comprehensive income (loss) (“OCI”) for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of March 31, 2024
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$3,759	$1,318	697
Six months or greater, but less than nine months	423	158	131
Nine months or greater, but less than twelve months	275	86	68
Twelve months or greater	3,709	1,517	740
Total	$8,166	$3,079	1,636

	As of December 31, 2023
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$2,492	$927	533
Six months or greater, but less than nine months	343	96	79
Nine months or greater, but less than twelve months	336	109	90
Twelve months or greater	4,094	2,922	997
Total	$7,265	$4,054	1,699

(1) We may reflect a security in more than one aging category based on various purchase dates.

Our gross unrealized losses on fixed maturity AFS securities increased by $814 million for the three months ended March 31, 2024. As discussed further below, we do not believe the unrealized loss position as of March 31, 2024, required an impairment recognized in earnings as: (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of March 31, 2024, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of March 31, 2024, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to rising interest rates and widening credit spreads since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of March 31, 2024, and December 31, 2023, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of March 31, 2024, and December 31, 2023, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $2.8 billion and $3.0 billion, respectively, and a fair value of $2.7 billion and $2.8 billion, respectively. Based upon the analysis discussed above, we believe that as of March 31, 2024, and December 31, 2023, we would have recovered the amortized cost of each corporate bond.

As of March 31, 2024, the unrealized losses associated with our mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”) were attributable primarily to rising interest rates and widening credit spreads since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of March 31, 2024, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

Credit Loss Impairment on Fixed Maturity AFS Securities

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require an allowance for credit losses. Changes in the allowance for credit losses on fixed maturity AFS securities (in millions), aggregated by investment category, were as follows:

	For the Three Months Ended March 31, 2024
	Corporate Bonds	RMBS	Other	Total
Balance as of beginning-of-year	$8	$6	$5	$19
Additions from purchases of PCD debt securities (1)	–	–	–	–
Additions for securities for which credit losses were not
previously recognized	1	–	–	1
Additions (reductions) for securities for which credit losses
were previously recognized	2	–	–	2
Reductions for disposed securities	(1)	–	–	(1)
Balance as of end-of-period (2)	$10	$6	$5	$21

	For the Three Months Ended March 31, 2023
	Corporate Bonds	RMBS	Other	Total
Balance as of beginning-of-year	$9	$7	$6	$22
Additions from purchases of PCD debt securities (1)	–	–	–	–
Additions for securities for which credit losses were not
previously recognized	19	–	–	19
Additions (reductions) for securities for which credit losses
were previously recognized	–	(1)	–	(1)
Reductions for disposed securities	(1)	–	–	(1)
Balance as of end-of-period (2)	$27	$6	$6	$39

(1) Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.
(2) As of March 31, 2024 and 2023, accrued investment income on fixed maturity AFS securities totaled $943 million and $1.1 billion, respectively, and was excluded from the estimate of credit losses.

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of March 31, 2024			As of December 31, 2023
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$17,372	$1,833	$19,205	$17,256	$1,665	$18,921
30 to 59 days past due	4	37	41	61	28	89
60 to 89 days past due	2	10	12	–	9	9
90 or more days past due	60	59	119	–	60	60
Allowance for credit losses	(84)	(31)	(115)	(86)	(28)	(114)
Unamortized premium (discount)	(7)	48	41	(7)	43	36
Mark-to-market gains (losses) (1)	(38)	1	(37)	(37)	(1)	(38)
Total carrying value	$17,309	$1,957	$19,266	$17,187	$1,776	$18,963

(1) Represents the mark-to-market on certain mortgage loans on real estate for which we have elected the fair value option. See Note 13 for additional information.

Our commercial mortgage loan portfolio had the largest concentrations in California, which accounted for 26% and 27% of commercial mortgage loans on real estate as of March 31, 2024, and December 31, 2023, respectively, and Texas, which accounted for 10% and 9% of commercial mortgage loans on real estate as of March 31, 2024, and December 31, 2023, respectively.

As of March 31, 2024, and December 31, 2023, our residential mortgage loan portfolio had the largest concentrations in California and New York, which accounted for 14% and 12% of residential mortgage loans on real estate, respectively.

As of March 31, 2024, and December 31, 2023, we had 118 and 116 residential mortgage loans, respectively, that were either delinquent or in foreclosure. As of March 31, 2024, and December 31, 2023, we had 82 residential mortgage loans in foreclosure, with an aggregate carrying value of $35 million and $38 million, respectively.

There were no losses from loan modifications for the three months ended March 31, 2024 and 2023, that were reported in realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows:

	As of March 31, 2024		As of December 31, 2023
	Nonaccrual with no Allowance for Credit Losses	Nonaccrual	Nonaccrual with no Allowance for Credit Losses	Nonaccrual
Commercial mortgage loans on real estate	$60	$–	$–	$–
Residential mortgage loans on real estate	–	61	–	62
Total	$60	$61	$–	$62

We use loan-to-value and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate. The amortized cost of commercial mortgage loans on real estate (dollars in millions) by year of origination and credit quality indicator was as follows:

	As of March 31, 2024
	Less than 65%	Debt-Service Coverage Ratio	65% to 75%	Debt-Service Coverage Ratio	Greater than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2024	$333	2.64	$18	1.31	$–	–	$351
2023	1,373	1.90	50	1.35	–	–	1,423
2022	1,735	2.05	104	1.59	5	1.33	1,844
2021	2,335	3.34	53	1.54	–	–	2,388
2020	1,190	3.22	6	1.43	–	–	1,196
2019 and prior	10,079	2.57	142	1.59	8	1.30	10,229
Total	$17,045		$373		$13		$17,431

	As of December 31, 2023
	Less than 65%	Debt-Service Coverage Ratio	65% to 75%	Debt-Service Coverage Ratio	Greater than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2023	$1,368	1.90	$54	1.38	$–	–	$1,422
2022	1,710	2.06	140	1.54	–	–	1,850
2021	2,335	3.34	61	1.55	–	–	2,396
2020	1,214	3.24	11	1.38	–	–	1,225
2019	2,446	2.40	80	1.56	10	2.33	2,536
2018 and prior	7,789	2.39	78	1.60	14	0.87	7,881
Total	$16,862		$424		$24		$17,310

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate. The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of March 31, 2024
	Performing	Nonperforming	Total
Origination Year
2024	$54	$–	$54
2023	665	5	670
2022	525	23	548
2021	459	16	475
2020	76	2	78
2019 and prior	147	15	162
Total	$1,926	$61	$1,987

	As of December 31, 2023
	Performing	Nonperforming	Total
Origination Year
2023	$515	$2	$517
2022	533	22	555
2021	465	18	483
2020	78	3	81
2019	99	13	112
2018 and prior	53	4	57
Total	$1,743	$62	$1,805

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

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	For the Three Months Ended March 31, 2024
	Commercial	Residential	Total
Balance as of beginning-of-year	$86	$28	$114
Additions (reductions) from provision for credit loss
expense (1)	(2)	3	1
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Balance as of end-of-period (2)	$84	$31	$115

	For the Three Months Ended March 31, 2023
	Commercial	Residential	Total
Balance as of beginning-of-year	$84	$15	$99
Additions (reductions) from provision for credit loss
expense (1)	(1)	5	4
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Balance as of end-of-period (2)	$83	$20	$103

(1) We recognized $1 million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the three months ended March 31, 2024. We did not recognize any credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the three months ended March 31, 2023.
(2) Accrued investment income on mortgage loans on real estate totaled $69 million and $52 million as of March 31, 2024 and 2023, respectively, and was excluded from the estimate of credit losses.

Alternative Investments

As of March 31, 2024, and December 31, 2023, alternative investments included investments in 358 and 352 different partnerships, respectively, and represented approximately 3% of total investments.

Impairments on Fixed Maturity AFS Securities

Details underlying credit loss benefit (expense) incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three Months Ended March 31,
	2024	2023
Credit Loss Benefit (Expense)
Fixed maturity AFS securities:
Corporate bonds	$(2)	$(18)
RMBS	–	1
Total credit loss benefit (expense)	$(2)	$(17)

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on the Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of March 31, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Collateral payable for derivative investments (1)	$6,934	$6,934	$5,250	$5,250
Securities pledged under securities lending agreements (2)	283	274	205	197
Investments pledged for FHLBI (3)	2,900	4,032	2,650	3,603
Total payables for collateral on investments	$10,117	$11,240	$8,105	$9,050

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
(3) Our pledged investments for Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”) are included in fixed maturity AFS securities and mortgage loans on real estate on the Consolidated Balance Sheets. The collateral requirements are generally 105% to 115% of the fair value for fixed maturity AFS securities and 155% to 175% of the fair value for mortgage loans on real estate. The cash received in these transactions is primarily invested in cash and invested cash or fixed maturity AFS securities.

We have repurchase agreements through which we can obtain liquidity by pledging securities. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our repurchase program is typically invested in fixed maturity AFS securities. As of March 31, 2024, and December 31, 2023, we were not participating in any open repurchase agreements.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Three Months Ended March 31,
	2024	2023
Collateral payable for derivative investments	$1,684	$268
Securities pledged under securities lending agreements	78	(2)
Investments pledged for FHLBI	250	(175)
Total increase (decrease) in payables for collateral
on investments	$2,012	$91

We have elected not to offset our securities lending transactions in the consolidated financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of March 31, 2024
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$276	$–	$–	$–	$276
Foreign government bonds	1	–	–	–	1
Equity securities	6	–	–	–	6
Total gross secured borrowings	$283	$–	$–	$–	$283

	As of December 31, 2023
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$202	$–	$–	$–	$202
Equity securities	3	–	–	–	3
Total gross secured borrowings	$205	$–	$–	$–	$205

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the consolidated financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of March 31, 2024, the fair value of this collateral received that we are permitted to sell or re-pledge was $25 million, and we had not re-pledged any of this collateral to cover our collateral requirements.

We also accept collateral from derivative counterparties in the form of securities that we are permitted to sell or re-pledge. As of March 31, 2024, the fair value of this collateral received that we are permitted to sell or re-pledge was $1.7 billion, and we had re-pledged $527 million of this collateral to cover our collateral requirements.

We have also pledged fixed maturity AFS securities to derivative counterparties with a fair value of $52 million as of March 31, 2024.

Investment Commitments

As of March 31, 2024, our investment commitments were $3.8 billion, which included $2.9 billion of limited partnerships (“LPs”), $748 million of mortgage loans on real estate and $199 million of private placement securities.

Concentrations of Financial Instruments

As of March 31, 2024, and December 31, 2023, our most significant investments in one issuer were our investments in securities issued by the Federal National Mortgage Association with a fair value of $741 million and $739 million, respectively, or 1% of total investments, and our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $567 million and $570 million, respectively, or 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of March 31, 2024, our most significant investments in one industry were our investments in securities in the consumer non-cyclical industry and financial services industry with a fair value of $13.7 billion and $13.5 billion, respectively, or 11% of total investments. As of December 31, 2023, our most significant investments in one industry were our investments in securities in the financial services industry and consumer non-cyclical industry with a fair value of $14.0 billion and $13.8 billion, respectively, or 11% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

4. Variable Interest Entities

Consolidated VIEs

Asset information (dollars in millions) for the consolidated variable interest entities (“VIEs”) included on the Consolidated Balance Sheets was as follows:

	As of March 31, 2024			As of December 31, 2023
	Number of Instruments	Notional Amounts	Carrying Value	Number of Instruments	Notional Amounts	Carrying Value
Assets
Total return swap	1	$529	$–	1	$544	$–

There were no gains or losses for consolidated VIEs recognized on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023.

Unconsolidated VIEs

Structured Securities

Through our investment activities, we make passive investments in structured securities issued by VIEs for which we are not the manager. These structured securities include our ABS, residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”). We have not provided financial or other support with respect to these VIEs other than our original investment. We have determined that we are not the primary beneficiary of these VIEs due to the relative size of our investment in comparison to the principal amount of the structured securities issued by the VIEs and the level of credit subordination that reduces our obligation to absorb losses or right to receive benefits. Our maximum exposure to loss on these structured securities is limited to the amortized cost for these investments. We recognize our variable interest in these VIEs at fair value on the Consolidated Balance Sheets. For information about these structured securities, see Note 3.

Limited Partnerships and Limited Liability Companies

We invest in certain LPs and limited liability companies (“LLCs”) that we have concluded are VIEs. Our exposure to loss is limited to the capital we invest in the LPs and LLCs. We do not hold any substantive kick-out or participation rights in the LPs and LLCs, and we do not receive any performance fees or decision maker fees from the LPs and LLCs. Based on our analysis of the LPs and LLCs, we are not the primary beneficiary of the VIEs as we do not have the power to direct the most significant activities of the LPs and LLCs. The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on the Consolidated Balance Sheets and were $4.5 billion and $4.2 billion as of March 31, 2024, and December 31, 2023, respectively.

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

Bond Forwards and Treasury and Reverse Treasury Locks

We use treasury locks designated and qualifying as cash flow hedges to hedge the interest rate exposure related to our issuance of fixed-rate securities or the anticipated future cash flows of floating-rate fixed maturity securities due to changes in interest rates. In addition, we use bond forwards and reverse treasury locks designated and qualifying as cash flow hedges to hedge the interest rate exposure related to the anticipated purchase of fixed-rate securities or the anticipated future cash flows of floating-rate fixed maturity securities due to changes in interest rates. These derivatives are primarily structured to hedge interest rate risk inherent in the assumptions used to price certain liabilities.

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

Primary Risks Managed by Derivatives

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of March 31, 2024			As of December 31, 2023
	Notional Amounts	Fair Value		Notional Amounts	Fair Value
		Asset	Liability		Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1,583	$242	$28	$1,698	$181	$47
Foreign currency contracts (1)	4,722	467	60	4,662	423	78
Total cash flow hedges	6,305	709	88	6,360	604	125
Fair value hedges:
Interest rate contracts (1)	1,076	2	32	1,081	1	39
Foreign currency contracts (1)	25	–	–	25	–	1
Total fair value hedges	1,101	2	32	1,106	1	40
Non-Qualifying Hedges
Interest rate contracts (1)	72,592	771	1,027	90,829	636	979
Foreign currency contracts (1)	370	13	3	306	11	6
Equity market contracts (1)	231,313	13,816	5,953	225,626	10,244	4,227
Credit contracts (1)	39	–	–	91	–	–
Embedded derivatives:
Reinsurance-related (2)	–	–	355	–	–	552
RILA, fixed indexed annuity and IUL
contracts (3)	–	973	10,896	–	940	9,077
Total derivative instruments	$311,720	$16,284	$18,354	$324,318	$12,436	$15,006

(1) These asset and liability balances are presented on a gross basis. Amounts are reported in derivative investments and other liabilities on the Consolidated Balance Sheets after the evaluation for right of offset subject to master netting agreements.
(2) Reported in funds withheld reinsurance liabilities on the Consolidated Balance Sheets.
(3) Reported in policyholder account balances and deposit assets on the Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of March 31, 2024
	Less Than 1 Year	1 – 5 Years	6 - 10 Years	11 - 30 Years	Over 30 Years	Total
Interest rate contracts (1)	$9,795	$19,247	$22,649	$22,347	$1,213	$75,251
Foreign currency contracts (2)	356	1,007	1,725	1,987	42	5,117
Equity market contracts	186,027	34,228	7,262	8	3,788	231,313
Credit contracts	–	39	–	–	–	39
Total derivative instruments with
notional amounts	$196,178	$54,521	$31,636	$24,342	$5,043	$311,720

(1) As of March 31, 2024, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 20, 2067.
(2) As of March 31, 2024, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 16, 2061.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	Amortized Cost of the Hedged Assets / (Liabilities)		Cumulative Fair Value Hedging Adjustment Included in the Amortized Cost of the Hedged Assets / (Liabilities)
	As of March 31, 2024	As of December 31, 2023	As of March 31, 2024	As of December 31, 2023
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value	$510	$534	$21	$39
Long-term debt (1)	(686)	(703)	189	172

(1) Includes $(322) million and $(326) million of unamortized adjustments from discontinued hedges as of March 31, 2024, and December 31, 2023, respectively.

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Three Months Ended March 31,
	2024	2023
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$375	$388
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	89	58
Foreign currency contracts	(25)	76
Change in foreign currency exchange rate adjustment	101	(67)
Income tax benefit (expense)	(35)	(15)
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Foreign currency contracts (1)	15	14
Interest rate contracts (2)	9	6
Foreign currency contracts (3)	–	2
Income tax benefit (expense)	(5)	(5)
Balance as of end-of-period	$486	$423

(1) The OCI offset is reported within net investment income on the Consolidated Statements of Comprehensive Income (Loss).
(2) The OCI offset is reported within interest and debt expense on the Consolidated Statements of Comprehensive Income (Loss).
(3) The OCI offset is reported within realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income For the Three Months Ended March 31,
	2024			2023
	Realized Gain (Loss)	Net Investment Income	Interest and Debt Expense	Realized Gain (Loss)	Net Investment Income	Interest and Debt Expense
Total Line Items in which the Effects of
Fair Value or Cash Flow Hedges are
Recorded	$(434)	$1,346	$81	$(828)	$1,466	$83

Qualifying Hedges
Gain or (loss) on fair value hedging
relationships:
Interest rate contracts:
Hedged items	–	(18)	17	–	16	(21)
Derivatives designated as hedging
instruments	–	18	(17)	–	(16)	21
Foreign currency contracts:
Hedged items	–	(1)	–	–	–	–
Derivatives designated as hedging
instruments	–	1	–	–	–	–
Gain or (loss) on cash flow hedging
relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified
from AOCI into income	–	–	9	–	–	6
Foreign currency contracts:
Amount of gain or (loss) reclassified
from AOCI into income	–	15	–	2	14	–

Non-Qualifying Hedges
Interest rate contracts	(163)	–	–	332	–	–
Foreign currency contracts	–	–	–	(1)	–	–
Equity market contracts	2,134	–	–	(53)	–	–
Commodity contracts	–	–	–	11	–	–
Credit contracts	–	–	–	(1)	–	–
Embedded derivatives:
Reinsurance-related	197	–	–	(49)	–	–
RILA, fixed indexed annuity and IUL
contracts	(1,642)	–	–	(713)	–	–

As of March 31, 2024, $99 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the three months ended March 31, 2024 and 2023, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Information related to our CDSs for which we are the seller (dollars in millions) was as follows:

	As of March 31, 2024
Credit Contract Type	Maturity	Reason for Entering	Name of Recourse	Credit Rating of Underlying Obligation (1)	Number of Instruments	Fair Value (2)	Maximum Potential Payout
Basket CDSs	12/20/2028	(3)	(4)	BBB+	1	$1	$39

(1)    Represents average credit ratings based on the midpoint of the applicable ratings among Moody’s, S&P and Fitch Ratings, as scaled to the corresponding S&P ratings.
(2)    Third-party valuation specialists are used to determine the market value of our CDSs.
(3)    CDSs were entered into in order to hedge the liability exposure on certain variable annuity products.
(4)    Sellers do not have the right to demand indemnification or compensation from third parties in case of a loss (payment) on the contract.

As of December 31, 2023, we did not have any exposure related to CDSs for which we are the seller.

Details underlying the associated collateral of our CDSs for which we are the seller if credit risk-related contingent features were triggered (in millions) were as follows:

	As of March 31, 2024	As of December 31, 2023
Maximum potential payout	$39	$–
Less: Counterparty thresholds	–	–
Maximum collateral potentially required to post	$39	$–

Certain of our CDS agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding. If these netting agreements were not in place, our counterparties would have been required to post $1 million of collateral as of March 31, 2024.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk. The non-performance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of March 31, 2024, the non-performance risk adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under nearly all ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of March 31, 2024, or December 31, 2023.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of March 31, 2024		As of December 31, 2023
S&P Credit Rating of Counterparty	Collateral Posted by Counter- Party (Held by LNC)	Collateral Posted by LNC (Held by Counter- Party)	Collateral Posted by Counter- Party (Held by LNC)	Collateral Posted by LNC (Held by Counter- Party)
AA-	$3,403	$(71)	$2,378	$(63)
A+	2,929	(43)	2,496	(125)
A	90	–	82	–
A-	481	–	273	–
	$6,903	$(114)	$5,229	$(188)

Balance Sheet Offsetting

Information related to the effects of offsetting on the Consolidated Balance Sheets (in millions) was as follows:

	As of March 31, 2024
	Derivative Instruments	Embedded Derivative Instruments	Total
Financial Assets
Gross amount of recognized assets	$15,250	$973	$16,223
Gross amounts offset	(6,856)	–	(6,856)
Net amount of assets	8,394	973	9,367
Gross amounts not offset:
Cash collateral	(6,903)	–	(6,903)
Non-cash collateral (1)	(1,491)	–	(1,491)
Net amount	$–	$973	$973

Financial Liabilities
Gross amount of recognized liabilities	$273	$11,251	$11,524
Gross amounts offset	(87)	–	(87)
Net amount of liabilities	186	11,251	11,437
Gross amounts not offset:
Cash collateral	(114)	–	(114)
Non-cash collateral (2)	(72)	–	(72)
Net amount	$–	$11,251	$11,251

(1) Excludes excess non-cash collateral received of $1.4 billion, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.
(2) Excludes excess non-cash collateral pledged of $89 million, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

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

6. DAC, VOBA, DSI and DFEL

The following table reconciles deferred acquisition costs (“DAC”), value of business acquired (“VOBA”) and deferred sales inducements (“DSI”) (in millions) to the Consolidated Balance Sheets:

	As of March 31,	As of December 31,
	2024	2023
DAC, VOBA and DSI
Variable Annuities	$3,871	$3,873
Fixed Annuities	447	455
Traditional Life	1,411	1,418
UL and Other	6,246	6,232
Group Protection	157	154
Retirement Plan Services	273	265
Total DAC, VOBA and DSI	$12,405	$12,397

The following table reconciles deferred front-end loads (“DFEL”) (in millions) to the Consolidated Balance Sheets:

	As of March 31,	As of December 31,
	2024	2023
DFEL
Variable Annuities	$277	$278
UL and Other (1)	5,778	5,579
Other Operations (2)	44	44
Total DFEL	$6,099	$5,901

(1) We reported $258 million and $257 million of ceded DFEL in reinsurance recoverables on the Consolidated Balance Sheets as of March 31, 2024, and December 31, 2023, respectively.
(2) Represents DFEL reported in Other Operations attributable to the indemnity reinsurance agreement with Protective that is excluded from the following tables. We reported $44 million of ceded DFEL in reinsurance recoverables on the Consolidated Balance Sheets as of March 31, 2024, and December 31, 2023.

The following tables summarize the changes in DAC (in millions):

	For the Three Months Ended March 31, 2024
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$3,751	$421	$1,376	$5,791	$154	$239
Deferrals	89	9	32	100	29	5
Amortization	(89)	(16)	(37)	(76)	(26)	(5)
Balance as of end-of-period	$3,751	$414	$1,371	$5,815	$157	$239

	For the Three Months Ended March 31, 2023
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$3,751	$439	$1,333	$5,605	$141	$236
Deferrals	84	14	55	118	25	6
Amortization	(90)	(17)	(36)	(73)	(24)	(5)
Balance as of end-of-period	$3,745	$436	$1,352	$5,650	$142	$237

DAC amortization expense of $249 million and $245 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023, respectively.

The following tables summarize the changes in VOBA (in millions):

	For the Three Months Ended March 31, 2024
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$15	$42	$413
Amortization	(1)	(2)	(10)
Balance as of end-of-period	$14	$40	$403

	For the Three Months Ended March 31, 2023
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$17	$50	$465
Deferrals	1	–	–
Amortization	(1)	(2)	(11)
Balance as of end-of-period	$17	$48	$454

VOBA amortization expense of $13 million and $14 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023, respectively. No additions or write-offs were recorded for each respective period.

The following tables summarize the changes in DSI (in millions):

	For the Three Months Ended March 31, 2024
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$122	$19	$28	$26
Deferrals	1	–	–	8
Amortization	(3)	–	–	–
Balance as of end-of-period	$120	$19	$28	$34

	For the Three Months Ended March 31, 2023
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$128	$23	$30	$17
Deferrals	1	–	–	2
Amortization	(4)	(1)	(1)	1
Balance as of end-of-period	$125	$22	$29	$20

DSI amortization expense of $3 million and $5 million was recorded in interest credited on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023, respectively.

The following tables summarize the changes in DFEL (in millions):

	For the Three Months Ended March 31, 2024		For the Three Months Ended March 31, 2023
	Variable Annuities	UL and Other	Variable Annuities	UL and Other
Balance as of beginning-of-year	$278	$5,579	$286	$4,766
Deferrals	5	267	5	261
Amortization	(6)	(68)	(7)	(61)
Balance as of end-of-period	277	5,778	284	4,966
Less: ceded DFEL	–	258	–	–
Balance as of end-of-period, net of reinsurance	$277	$5,520	$284	$4,966

DFEL amortization of $74 million and $68 million was recorded in fee income on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023, respectively.

7. Reinsurance

Fortitude Re

Effective October 1, 2023, we entered into two reinsurance agreements with Fortitude Reinsurance Company Ltd. (“Fortitude Re”), an authorized Bermuda reinsurer with reciprocal jurisdiction reinsurer status in Indiana, to reinsure certain blocks of in-force UL with secondary guarantees (“ULSG”), MoneyGuard® and fixed annuity products, including group pension annuities. Fortitude Re represents our largest reinsurance exposure as of March 31, 2024, and December 31, 2023.

The first agreement was structured as a coinsurance treaty between us and Fortitude Re for the ULSG and fixed annuities blocks. As significant insurance risk was transferred for ULSG products and life-contingent annuities, amounts recoverable from Fortitude Re were $10.5 billion as of March 31, 2024, and December 31, 2023. We reported a deferred loss on the transaction of $2.7 billion as of March 31, 2024, and December 31, 2023. We amortized $22 million of the deferred loss during the three months ended March 31, 2024. Annuities that are not life-contingent do not contain significant insurance risk; therefore, we reported deposit assets for these contracts of $3.9 billion and $4.2 billion as of March 31, 2024, and December 31, 2023, respectively.

The second agreement was structured as coinsurance with funds withheld for the MoneyGuard block; however, as we retained significant insurance risk under the agreement, we reported deposit assets of $7.8 billion as of March 31, 2024, and December 31, 2023. In this coinsurance with funds withheld reinsurance agreement, we as the ceding company withhold, and therefore retain, the assets backing the deposit assets. We held investments with a carrying value of $9.8 billion and $9.9 billion in support of reserves associated with the Fortitude Re transaction in a funds withheld arrangement as of March 31, 2024, and December 31, 2023, respectively, which consisted of the following (in millions):

	As of March 31,	As of December 31,
	2024	2023
Fixed maturity AFS securities	$8,651	$8,867
Other investments	1,002	759
Cash and invested cash	34	141
Accrued investment income	107	103
Other assets	5	1
Total	$9,799	$9,871

8. MRBs

The following table reconciles market risk benefits (“MRBs”) (in millions) to MRB assets and MRB liabilities on the Consolidated Balance Sheets:

	As of March 31, 2024			As of December 31, 2023
	Assets	Liabilities	Net (Assets) Liabilities	Assets	Liabilities	Net (Assets) Liabilities

Variable Annuities	$4,743	$1,139	$(3,604)	$3,763	$1,583	$(2,180)
Fixed Annuities	96	123	27	96	128	32
Retirement Plan Services	39	4	(35)	35	5	(30)
Total MRBs	$4,878	$1,266	$(3,612)	$3,894	$1,716	$(2,178)

The following table summarizes the balances of and changes in net MRB (assets) liabilities (in millions):

	As of or For the Three Months Ended March 31, 2024			As of or For the Three Months Ended March 31, 2023
	Variable Annuities	Fixed Annuities	Retirement Plan Services	Variable Annuities	Fixed Annuities	Retirement Plan Services

Balance as of beginning-of-year	$(2,180)	$32	$(30)	$(662)	$(45)	$(22)
Less: Effect of cumulative changes in
non-performance risk	(1,299)	(58)	(4)	(2,173)	(40)	(2)
Balance as of beginning-of-year, before the effect
of changes in non-performance risk	(881)	90	(26)	1,511	(5)	(20)
Issuances	3	–	–	1	–	–
Attributed fees collected	380	9	2	379	9	2
Benefit payments	(11)	–	–	(19)	–	–
Effect of changes in interest rates	(1,081)	(17)	(6)	1,406	31	5
Effect of changes in equity markets	(1,343)	(11)	(4)	(1,029)	(2)	(6)
Effect of changes in equity index volatility	4	(2)	–	(286)	–	(2)
In-force updates and other changes in MRBs (1)	51	1	1	76	1	–
Balance as of end-of-period, before the effect of
changes in non-performance risk	(2,878)	70	(33)	2,039	34	(21)
Effect of cumulative changes in
non-performance risk	(726)	(43)	(2)	(3,451)	(65)	(5)
Balance as of end-of-period	(3,604)	27	(35)	(1,412)	(31)	(26)
Less: ceded MRB assets (liabilities)	(358)	–	–	(246)	–	–
Balance as of end-of-period, net of reinsurance	$(3,246)	$27	$(35)	$(1,166)	$(31)	$(26)

Weighted-average age of policyholders (years)	72	69	63	71	68	63
Net amount at risk (2)	$2,056	$210	$3	$6,268	$192	$9

(1)     Consists primarily of changes in MRB assets and liabilities related to differences between separate account fund performance and modeled indices and other changes such as actual to expected policyholder behavior.
(2)     Net amount at risk (“NAR”) is the current guaranteed minimum benefit in excess of the current account balance as of the balance sheet date. For guaranteed living benefits (“GLBs”), the guaranteed minimum benefit is calculated based on the present value of GLB payments. Our variable annuity products may offer more than one type of guaranteed benefit rider to a policyholder. In instances where more than one guaranteed benefit feature exists in a contract, the guaranteed benefit rider that provides the highest NAR is used in the calculation.

See “MRBs” in Note 13 for details related to our fair value judgments, assumptions, inputs and valuation methodology.

9. Separate Accounts

The following table presents the fair value of separate account assets (in millions) reported on the Consolidated Balance Sheets by major investment category:

	As of March 31,	As of December 31,
	2024	2023
Mutual funds and collective investment trusts	$165,556	$157,578
Exchange-traded funds	352	350
Fixed maturity AFS securities	162	167
Cash and invested cash	8	25
Other investments	147	137
Total separate account assets	$166,225	$158,257

The following table reconciles separate account liabilities (in millions) to the Consolidated Balance Sheets:

	As of March 31,	As of December 31,
	2024	2023
Variable Annuities	$118,176	$113,356
UL and Other	27,007	25,150
Retirement Plan Services	20,986	19,699
Other Operations (1)	56	52
Total separate account liabilities	$166,225	$158,257

(1) Represents separate account liabilities reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($48 million and $46 million as of March 31, 2024, and December 31, 2023, respectively) that are excluded from the following tables.

The following table summarizes the balances of and changes in separate account liabilities (in millions):

	As of or For the Three Months Ended March 31, 2024			As of or For the Three Months Ended March 31, 2023
	Variable Annuities	UL and Other	Retirement Plan Services	Variable Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$113,356	$25,150	$19,699	$105,573	$20,920	$16,996
Gross deposits	904	358	570	624	394	554
Withdrawals	(3,208)	(103)	(732)	(2,436)	(75)	(586)
Policyholder assessments	(648)	(246)	(44)	(624)	(238)	(40)
Change in market performance	7,503	1,885	1,475	5,054	1,193	978
Net transfers from (to) general account	269	(37)	18	143	(32)	(26)
Balance as of end-of-period	$118,176	$27,007	$20,986	$108,334	$22,162	$17,876

Cash surrender value	$116,771	$24,606	$20,971	$106,796	$19,863	$17,862

10. Policyholder Account Balances

The following table reconciles policyholder account balances (in millions) to the Consolidated Balance Sheets:

	As of March 31,	As of December 31,
	2024	2023
Variable Annuities	$31,408	$29,141
Fixed Annuities	25,162	25,355
UL and Other	37,006	37,180
Retirement Plan Services	23,586	23,784
Other (1)	5,138	5,277
Total policyholder account balances	$122,300	$120,737

(1) Represents policyholder account balances reported primarily in Other Operations attributable to the indemnity reinsurance agreements with Protective ($4.7 billion and $4.9 billion as of March 31, 2024, and December 31, 2023, respectively) that are excluded from the following tables.

The following table summarizes the balances and changes in policyholder account balances (in millions):

	As of or For the Three Months Ended March 31, 2024
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$29,141	$25,355	$37,180	$23,784
Gross deposits	973	973	850	790
Withdrawals	(224)	(1,410)	(364)	(1,203)
Policyholder assessments	–	(17)	(1,124)	(3)
Net transfers from (to) separate account	(178)	–	38	50
Interest credited	158	183	365	168
Change in fair value of embedded derivative
instruments	1,538	78	61	–
Balance as of end-of-period	$31,408	$25,162	$37,006	$23,586

Weighted-average crediting rate	2.1%	2.9%	3.9%	2.8%
Net amount at risk (1)(2)	$2,056	$210	$300,740	$3
Cash surrender value	30,228	24,139	33,314	23,560

	As of or For the Three Months Ended March 31, 2023
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$22,184	$23,365	$37,694	$25,138
Gross deposits	1,222	1,317	926	701
Withdrawals	(170)	(889)	(393)	(1,113)
Policyholder assessments	–	(15)	(1,128)	(3)
Net transfers from (to) separate account	(114)	–	32	103
Interest credited	109	154	373	168
Change in fair value of embedded derivative
instruments	540	87	29	–
Balance as of end-of-period	$23,771	$24,019	$37,533	$24,994

Weighted-average crediting rate	1.9%	2.6%	4.0%	2.7%
Net amount at risk (1)(2)	$6,268	$192	$303,412	$9
Cash surrender value	22,698	23,125	34,033	24,989

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

The following table presents policyholder account balances (in millions) by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between the interest being credited to policyholders and the respective guaranteed contract minimums:

	As of March 31, 2024
	At Guaranteed Minimum	1-50 Basis Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$–	$–	$–	$–	$–	$–
1.01% - 2.00%	5	–	–	–	6	11
2.01% - 3.00%	560	–	–	–	–	560
3.01% - 4.00%	1,319	–	–	–	–	1,319
4.01% and above	9	–	–	–	–	9
Other (1)	–	–	–	–	–	29,509
Total	$1,893	$–	$–	$–	$6	$31,408

Fixed Annuities
Up to 1.00%	$679	$605	$560	$493	$2,466	$4,803
1.01% - 2.00%	360	99	285	500	3,231	4,475
2.01% - 3.00%	1,749	39	5	1	25	1,819
3.01% - 4.00%	916	–	–	–	–	916
4.01% and above	177	–	–	–	–	177
Other (1)	–	–	–	–	–	12,972
Total	$3,881	$743	$850	$994	$5,722	$25,162

UL and Other
Up to 1.00%	$264	$–	$219	$119	$30	$632
1.01% - 2.00%	548	–	–	–	3,208	3,756
2.01% - 3.00%	6,848	10	149	–	–	7,007
3.01% - 4.00%	15,596	–	1	–	–	15,597
4.01% and above	3,722	–	–	–	–	3,722
Other (1)	–	–	–	–	–	6,292
Total	$26,978	$10	$369	$119	$3,238	$37,006

Retirement Plan Services
Up to 1.00%	$437	$500	$740	$3,706	$4,320	$9,703
1.01% - 2.00%	527	1,660	1,413	1,345	14	4,959
2.01% - 3.00%	2,342	21	63	17	1	2,444
3.01% - 4.00%	4,842	31	3	3	–	4,879
4.01% and above	1,458	143	–	–	–	1,601
Total	$9,606	$2,355	$2,219	$5,071	$4,335	$23,586

	As of March 31, 2023
	At Guaranteed Minimum	1-50 Basis Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$–	$–	$–	$–	$–	$–
1.01% - 2.00%	4	–	–	–	8	12
2.01% - 3.00%	634	–	–	–	–	634
3.01% - 4.00%	1,503	–	–	–	–	1,503
4.01% and above	10	–	–	–	–	10
Other (1)	–	–	–	–	–	21,612
Total	$2,151	$–	$–	$–	$8	$23,771

Fixed Annuities
Up to 1.00%	$831	$447	$578	$448	$1,773	$4,077
1.01% - 2.00%	559	141	184	493	1,083	2,460
2.01% - 3.00%	1,885	6	2	–	–	1,893
3.01% - 4.00%	1,473	–	–	–	–	1,473
4.01% and above	193	–	–	–	–	193
Other (1)	–	–	–	–	–	13,923
Total	$4,941	$594	$764	$941	$2,856	$24,019

UL and Other
Up to 1.00%	$312	$–	$202	$26	$348	$888
1.01% - 2.00%	556	–	–	–	3,229	3,785
2.01% - 3.00%	7,130	158	–	–	–	7,288
3.01% - 4.00%	16,107	–	1	–	–	16,108
4.01% and above	3,767	–	–	–	–	3,767
Other (1)	–	–	–	–	–	5,697
Total	$27,872	$158	$203	$26	$3,577	$37,533

Retirement Plan Services
Up to 1.00%	$595	$751	$3,062	$2,911	$2,213	$9,532
1.01% - 2.00%	977	2,629	1,196	527	–	5,329
2.01% - 3.00%	3,093	–	–	–	–	3,093
3.01% - 4.00%	5,442	–	–	–	–	5,442
4.01% and above	1,598	–	–	–	–	1,598
Total	$11,705	$3,380	$4,258	$3,438	$2,213	$24,994

(1) Consists of indexed account balances that include the fair value of embedded derivative instruments, payout annuity account balances, short-term dollar cost averaging annuities business and policy loans.

11. Future Contract Benefits

The following table reconciles future contract benefits (in millions) to the Consolidated Balance Sheets:

	As of March 31,	As of December 31,
	2024	2023
Payout Annuities (1)	$2,034	$2,085
Traditional Life (1)	3,793	3,841
Group Protection (2)	5,640	5,689
UL and Other (3)	14,444	15,000
Other Operations (4)	9,615	9,879
Other (5)	3,322	3,371
Total future contract benefits	$38,848	$39,864

(1) See liability for future policy benefits (“LFPB”) below for further information.
(2) See “Liability for Future Claims” below for further information.
(3) See “Additional Liabilities for Other Insurance Benefits” below for further information.
(4) Represents future contract benefits reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($5.5 billion and $5.6 billion as of March 31, 2024, and December 31, 2023, respectively) and Swiss Re ($2.2 billion as of March 31, 2024, and December 31, 2023) that are excluded from the following tables.
(5) Represents other miscellaneous reserves that are not representative of long-duration contracts and are excluded from the following tables.

LFPB

The following table summarizes the balances of and changes in the present values of expected net premiums and LFPB (in millions, except years):

	As of or For the Three Months Ended March 31, 2024		As of or For the Three Months Ended March 31, 2023
	Payout Annuities	Traditional Life	Payout Annuities	Traditional Life

Present Value of Expected Net Premiums
Balance as of beginning-of-year	$–	$6,200	$–	$6,063
Less: Effect of cumulative changes in discount
rate assumptions	–	(148)	–	(582)
Beginning balance at original discount rate	–	6,348	–	6,645
Effect of actual variances from expected experience	–	2	–	(241)
Adjusted balance as of beginning-of-year	–	6,350	–	6,404
Issuances	–	108	–	176
Interest accrual	–	63	–	60
Net premiums collected	–	(202)	–	(203)
Flooring impact of LFPB	–	3	–	2
Ending balance at original discount rate	–	6,322	–	6,439
Effect of cumulative changes in discount
rate assumptions	–	(254)	–	(230)
Balance as of end-of-period	$–	$6,068	$–	$6,209

Present Value of Expected LFPB
Balance as of beginning-of-year	$2,085	$10,041	$2,004	$9,572
Less: Effect of cumulative changes in discount
rate assumptions	(187)	(189)	(263)	(785)
Beginning balance at original discount rate (1)	2,272	10,230	2,267	10,357
Effect of actual variances from expected experience	1	7	(1)	(251)
Adjusted balance as of beginning-of-year	2,273	10,237	2,266	10,106
Issuances	15	108	27	177
Interest accrual	22	100	21	95
Benefit payments	(49)	(206)	(46)	(186)
Ending balance at original discount rate (1)	2,261	10,239	2,268	10,192
Effect of cumulative changes in discount
rate assumptions	(227)	(378)	(200)	(302)
Balance as of end-of-period	$2,034	$9,861	$2,068	$9,890

Net balance as of end-of-period	$2,034	$3,793	$2,068	$3,681
Less: reinsurance recoverables	1,562	421	3	520
Net balance as of end-of-period, net of reinsurance	$472	$3,372	$2,065	$3,161

Weighted-average duration of future policyholder
benefit liability (years)	9	9	9	10

(1) Includes deferred profit liability within Payout Annuities of $60 million and $43 million as of March 31, 2024 and 2023, respectively.

For the three months ended March 31, 2024 and 2023, Traditional Life and Payout Annuities did not have any significantly different actual experience compared to expected.

The following table summarizes the discounted and undiscounted expected future gross premiums and expected future benefit payments (in millions):

	As of March 31, 2024		As of March 31, 2023
	Undiscounted	Discounted	Undiscounted	Discounted
Payout Annuities
Expected future gross premiums	$–	$–	$–	$–
Expected future benefit payments	3,438	2,034	3,461	2,068
Traditional Life
Expected future gross premiums	13,896	9,570	14,005	9,750
Expected future benefit payments	14,582	9,861	14,485	9,890

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended March 31,
	2024	2023
Payout Annuities
Gross premiums	$21	$28
Interest accretion	22	21
Traditional Life
Gross premiums	314	313
Interest accretion	37	35

The following table summarizes the weighted-average interest rates:

	For the Three Months Ended March 31,
	2024	2023
Payout Annuities
Interest accretion rate	3.9%	3.9%
Current discount rate	5.2%	4.9%
Traditional Life
Interest accretion rate	5.0%	5.1%
Current discount rate	5.0%	4.8%

Liability for Future Claims

The following table summarizes the balances of and changes in liability for future claims (in millions, except years):

	Group Protection
	As of or For the Three Months Ended March 31,
	2024	2023
Balance as of beginning-of-year	$5,689	$5,462
Less: Effect of cumulative changes in discount
rate assumptions	(490)	(597)
Beginning balance at original discount rate	6,179	6,059
Effect of actual variances from expected experience	(67)	(100)
Adjusted beginning-of-year balance	6,112	5,959
New incidence	408	437
Interest	48	42
Benefit payments	(382)	(377)
Ending balance at original discount rate	6,186	6,061
Effect of cumulative changes in discount
rate assumptions	(546)	(569)
Balance as of end-of-period	5,640	5,492
Less: reinsurance recoverables	123	126
Balance as of end-of-period, net of reinsurance	$5,517	$5,366

Weighted-average duration of liability for future
claims (years)	5	4

For the three months ended March 31, 2024 and 2023, we experienced more favorable claim terminations than assumed.

The following table summarizes the discounted and undiscounted expected future benefit payments (in millions):

	As of March 31, 2024		As of March 31, 2023
	Undiscounted	Discounted	Undiscounted	Discounted
Group Protection
Expected future benefit payments	$7,296	$5,640	$7,086	$5,492

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended March 31,
	2024	2023
Group Protection
Gross premiums	$896	$885
Interest accretion	48	42

The following table summarizes the weighted-average interest rates:

	For the Three Months Ended March 31,
	2024	2023
Group Protection
Interest accretion rate	3.2%	2.9%
Current discount rate	5.0%	4.8%

Additional Liabilities for Other Insurance Benefits

The following table summarizes the balances of and changes in additional liabilities for other insurance benefits (in millions, except years):

	UL and Other
	As of or For the Three Months Ended March 31,
	2024	2023
Balance as of beginning-of-year	$15,000	$14,818
Less: Effect of cumulative changes in shadow
balance in AOCI	(2,222)	(905)
Balance as of beginning-of-year, excluding
shadow balance in AOCI	17,222	15,723
Effect of actual variances from expected experience	106	(9)
Adjusted beginning-of-year balance	17,328	15,714
Interest accrual	209	186
Net assessments collected	303	336
Benefit payments	(313)	(183)
Balance as of end-of-period, excluding shadow
balance in AOCI	17,527	16,053
Effect of cumulative changes in shadow
balance in AOCI	(3,083)	(669)
Balance as of end-of-period	14,444	15,384
Less: reinsurance recoverables (1)	4,776	862
Balance as of end-of-period, net of reinsurance	$9,668	$14,522

Weighted-average duration of additional liabilities
for other insurance benefits (years)	17	17

(1) Increase in reinsurance recoverables driven by the reinsurance agreement with Fortitude Re effective October 1, 2023 for certain blocks of in-force ULSG. See Note 7 for more information on the transaction.

For the three months ended March 31, 2024, we had unfavorable actual mortality experience compared to expected. For the three months ended March 31, 2023, we did not have any significantly different actual experience compared to expected.

The following table summarizes the gross assessments and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended March 31,
	2024	2023
UL and Other
Gross assessments	$766	$915
Interest accretion	209	186

The following table summarizes the weighted-average interest rates:

	For the Three Months Ended March 31,
	2024	2023
UL and Other
Interest accretion rate	5.3%	5.0%

12. Debt

Changes in debt (in millions) were as follows:

For the Three Months Ended March 31,
2024
Balance as of beginning-of-year	$5,949
Issuance of 5.852% Senior Notes due 2034	350
Partial repayment of variable rate term loan, due 2024 (1)	(47)
Unamortized debt issuance costs	(2)
Unamortized adjustments from discontinued hedges	(4)
Fair value hedge on interest rate swap agreements	(17)
Balance as of end-of-period	$6,229

(1) Term loan uses a Secured Overnight Financing Rate (“SOFR”)-based interest rate, plus transition spread of 10 basis points and credit spread of 112.5 basis points.

13. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of March 31, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Fixed maturity AFS securities	$87,764	$87,764	$88,738	$88,738
Trading securities	2,227	2,227	2,359	2,359
Equity securities	319	319	306	306
Mortgage loans on real estate	19,266	17,658	18,963	17,407
Derivative investments	8,394	8,394	6,474	6,474
Other investments	5,256	5,256	5,015	5,015
Cash and invested cash	4,122	4,122	3,365	3,365
MRB assets	4,878	4,878	3,894	3,894
Other assets:
Ceded MRBs	2	2	2	2
Indexed annuity ceded embedded derivatives	973	973	940	940
Separate account assets	166,225	166,225	158,257	158,257

Liabilities
Policyholder account balances:
Account balances of certain investment contracts	(44,386)	(33,752)	(44,640)	(34,041)
RILA, fixed annuity and IUL contracts	(10,896)	(10,896)	(9,077)	(9,077)
Funds withheld reinsurance liabilities – reinsurance-related
embedded derivatives	(355)	(355)	(552)	(552)
MRB liabilities	(1,266)	(1,266)	(1,716)	(1,716)
Short-term debt	(503)	(493)	(250)	(249)
Long-term debt	(5,726)	(5,058)	(5,699)	(5,182)
Other liabilities:
Ceded MRBs	(360)	(360)	(239)	(239)
Derivative liabilities	(186)	(186)	(356)	(356)
Remaining guaranteed interest and similar contracts	(397)	(397)	(411)	(411)

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

Other Liabilities

Other liabilities include remaining guaranteed interest and similar contracts. The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. As of March 31, 2024, and December 31, 2023, the remaining guaranteed interest and similar contracts carrying value approximated fair value. The inputs used to measure the fair value of these other liabilities are classified as Level 3 within the fair value hierarchy.

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

The fair value and aggregate contractual principal for mortgage loans on real estate where the fair value option was elected (in millions) were as follows:

	As of March 31,	As of December 31,
	2024	2023
Fair value	$289	$288
Aggregate contractual principal	326	326

As of March 31, 2024, and December 31, 2023, no loans for which the fair value option was elected were in non-accrual status, and none were more than 90 days past due and still accruing interest.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2024, or December 31, 2023.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of March 31, 2024
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value

Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$–	$66,044	$2,489	$68,533
U.S. government bonds	371	20	–	391
State and municipal bonds	–	2,743	–	2,743
Foreign government bonds	–	263	–	263
RMBS	–	1,747	12	1,759
CMBS	–	1,476	8	1,484
ABS	–	10,657	1,692	12,349
Hybrid and redeemable preferred securities	48	143	51	242
Trading securities	–	1,956	271	2,227
Equity securities	12	268	39	319
Mortgage loans on real estate	–	–	289	289
Derivative investments (1)	–	14,584	727	15,311
Other investments – short-term investments	–	217	–	217
Cash and invested cash	–	4,122	–	4,122
MRB assets	–	–	4,878	4,878
Other assets:
Ceded MRBs	–	–	2	2
Indexed annuity ceded embedded derivatives	–	–	973	973
Separate account assets	406	165,819	–	166,225
Total assets	$837	$270,059	$11,431	$282,327

Liabilities
Policyholder account balances – RILA, fixed annuity
and IUL contracts	$–	$–	$(10,896)	$(10,896)
Funds withheld reinsurance liabilities – reinsurance-related
embedded derivatives	–	228	(583)	(355)
MRB liabilities	–	–	(1,266)	(1,266)
Other liabilities:
Ceded MRBs	–	–	(360)	(360)
Derivative liabilities (1)	–	(6,377)	(726)	(7,103)
Total liabilities	$–	$(6,149)	$(13,831)	$(19,980)

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

	For the Three Months Ended March 31, 2024
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$2,497	$2	$(10)	$22	$(22)	$2,489
State and municipal bonds	5	–	–	–	(5)	–
RMBS	13	–	(1)	–	–	12
CMBS	8	–	–	–	–	8
ABS	1,484	–	(1)	201	8	1,692
Hybrid and redeemable preferred
securities	48	–	3	–	–	51
Trading securities	284	–	–	(13)	–	271
Equity securities	42	(3)	–	–	–	39
Mortgage loans on real estate	288	–	1	–	–	289
Derivative investments	36	12	–	4	(51)	1
Other assets:
Ceded MRBs (3)	2	–	–	–	–	2
Indexed annuity ceded embedded
derivatives (4)	940	33	–	–	–	973
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	(9,077)	(1,677)	–	(142)	–	(10,896)
Funds withheld reinsurance
liabilities – reinsurance-related
embedded derivatives (4)	(789)	206	–	–	–	(583)
Other liabilities – ceded MRBs (3)	(239)	(121)	–	–	–	(360)
Total, net	$(4,458)	$(1,548)	$(8)	$72	$(70)	$(6,012)

	For the Three Months Ended March 31, 2023
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$2,295	$1	$13	$30	$16	$2,355
State and municipal bonds	35	–	1	–	–	36
RMBS	1	–	–	–	–	1
ABS	1,117	–	8	168	(193)	1,100
Hybrid and redeemable preferred
securities	49	–	–	(2)	12	59
Trading securities	581	4	–	(127)	–	458
Equity securities	153	(16)	–	–	–	137
Mortgage loans on real estate	487	2	3	(2)	–	490
Derivative investments	2	(1)	–	–	–	1
Other assets:
Ceded MRBs (3)	12	(6)	–	–	–	6
Indexed annuity ceded embedded
derivatives (4)	525	6	–	(226)	–	305
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	(4,783)	(719)	–	(294)	–	(5,796)
Other liabilities – ceded MRBs (3)	(205)	(47)	–	–	–	(252)
Total, net	$269	$(776)	$25	$(453)	$(165)	$(1,100)

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, (in millions) as reported above:

	For the Three Months Ended March 31, 2024
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$277	$(141)	$(2)	$(111)	$(1)	$22
ABS	264	–	–	(63)	–	201
Trading securities	–	(2)	–	(11)	–	(13)
Mortgage loans on real estate	1	(1)	–	–	–	–
Derivative investments	7	–	(3)	–	–	4
Other assets – indexed annuity ceded
embedded derivatives	26	–	–	(26)	–	–
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	(249)	–	–	107	–	(142)
Total, net	$326	$(144)	$(5)	$(104)	$(1)	$72

	For the Three Months Ended March 31, 2023
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$141	$(35)	$(8)	$(68)	$–	$30
ABS	241	(2)	–	(71)	–	168
Hybrid and redeemable preferred
securities	–	–	–	–	(2)	(2)
Trading securities	–	(53)	–	(74)	–	(127)
Mortgage loans on real estate	1	–	–	(3)	–	(2)
Other assets – indexed annuity ceded
embedded derivatives	50	–	–	(276)	–	(226)
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	(300)	–	–	6	–	(294)
Total, net	$133	$(90)	$(8)	$(486)	$(2)	$(453)

The following summarizes changes in unrealized gains (losses) included in net income related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three Months Ended March 31,
	2024	2023
Trading securities (1)	$–	$6
Equity securities (1)	(3)	(16)
Mortgage loans on real estate (1)	–	2
Derivative investments (1)	16	(2)
MRBs (2)	1,896	(638)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives	206	–
Embedded derivatives – indexed annuity
and IUL contracts (1)	241	(153)
Total, net (1)	$2,356	$(801)

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

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three Months Ended March 31,
	2024	2023
Fixed maturity AFS securities:
Corporate bonds	$(11)	$13
State and municipal bonds	–	1
ABS	(1)	8
Hybrid and redeemable preferred
securities	2	–
Mortgage loans on real estate	1	2
Total, net	$(9)	$24

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three Months Ended March 31, 2024			For the Three Months Ended March 31, 2023
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$22	$(44)	$(22)	$59	$(43)	$16
State and municipal bonds	–	(5)	(5)	–	–	–
ABS	31	(23)	8	–	(193)	(193)
Hybrid and redeemable preferred
securities	–	–	–	12	–	12
Derivative investments	–	(51)	(51)	–	–	–
Total, net	$53	$(123)	$(70)	$71	$(236)	$(165)

Transfers into and out of Level 3 are generally the result of observable market information on financial instruments no longer being available or becoming available to our pricing vendors. For the three months ended March 31, 2024 and 2023, transfers in and out of Level 3 were attributable primarily to the financial instruments’ observable market information no longer being available or becoming available.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of March 31, 2024:

							Weighted
	Fair	Valuation	Significant	Assumption or			Average Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS
securities:
Corporate bonds	$202	Discounted cash flow	Liquidity/duration adjustment (2)	(0.1)%	–	3.8%	2.0%
ABS	11	Discounted cash flow	Liquidity/duration adjustment (2)	1.6%	–	1.6%	1.6%
CMBS	8	Discounted cash flow	Liquidity/duration adjustment (2)	2.0%	—	2.0%	2.0%
Hybrid and redeemable
preferred securities	7	Discounted cash flow	Liquidity/duration adjustment (2)	1.3%	–	1.5%	1.4%
Equity securities	5	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	–	4.5%	4.5%

MRB assets	4,878
Other assets – ceded MRBs	2	Discounted cash flow	Lapse (3)	1%	–	30%	(10)
			Utilization of GLB withdrawals (4)	85%	–	100%	94%
			Claims utilization factor (5)	60%	–	100%	(10)
			Premiums utilization factor (5)	80%	–	115%	(10)
			Non-performance risk (6)	0.31%	–	2.03%	1.62%
			Mortality (7)			(9)	(10)
			Volatility (8)	1%	–	29%	14.14%

Other assets – indexed
annuity ceded embedded
derivatives	973	Discounted cash flow	Lapse (3)	0%	–	9%	(10)
			Mortality (7)			(9)	(10)
Liabilities
Policyholder account
balances – indexed annuity
contracts embedded
derivatives	$(10,803)	Discounted cash flow	Lapse (3)	0%	–	9%	(10)
			Mortality (7)			(9)	(10)

MRB liabilities	(1,266)
Other liabilities – ceded
MRBs	(360)	Discounted cash flow	Lapse (3)	1%	–	30%	(10)
			Utilization of GLB withdrawals (4)	85%	–	100%	94%
			Claims utilization factor (5)	60%	–	100%	(10)
			Premiums utilization factor (5)	80%	–	115%	(10)
			Non-performance risk (6)	0.31%	–	2.03%	1.62%
			Mortality (7)			(9)	(10)
			Volatility (8)	1%	–	29%	14.14%

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of December 31, 2023:

							Weighted
	Fair	Valuation	Significant	Assumption or			Average Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS
securities:
Corporate bonds	$186	Discounted cash flow	Liquidity/duration adjustment (2)	(0.2)%	–	3.7%	2.1%
State and municipal
bonds	5	Discounted cash flow	Liquidity/duration adjustment (2)	0.9%	–	2.2%	2.1%
CMBS	8	Discounted cash flow	Liquidity/duration adjustment (2)	2.3%	–	2.3%	2.3%
ABS	12	Discounted cash flow	Liquidity/duration adjustment (2)	1.8%	–	1.8%	1.8%
Hybrid and redeemable
preferred securities	7	Discounted cash flow	Liquidity/duration adjustment (2)	1.4%	–	1.5%	1.5%
Equity securities	5	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	–	4.5%	4.5%

MRB assets	3,894
Other assets – ceded MRBs	2	Discounted cash flow	Lapse (3)	1%	–	30%	(10)
			Utilization of GLB withdrawals (4)	85%	–	100%	94%
			Claims utilization factor (5)	60%	–	100%	(10)
			Premiums utilization factor (5)	80%	–	115%	(10)
			Non-performance risk (6)	0.51%	–	2.13%	1.78%
			Mortality (7)			(9)	(10)
			Volatility (8)	1%	–	29%	13.92%

Other assets – indexed
annuity ceded embedded
derivatives	940	Discounted cash flow	Lapse (3)	0%	–	9%	(10)
			Mortality (7)			(9)	(10)
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

The embedded derivative liability associated with Fortitude Re was excluded from the above table. As discussed in Note 7, this embedded derivative liability was created through a coinsurance with funds withheld reinsurance agreement where the investments supporting the reinsurance agreement were withheld by and continue to be reported on our Consolidated Balance Sheet. This reinsurance-related embedded derivative is valued as a total return swap with reference to the fair value of the investments held by us. Accordingly, the unobservable inputs utilized in the valuation of the reinsurance-related embedded derivative are a component of the investments supporting the reinsurance agreement that are reported on our Consolidated Balance Sheet.

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
•MRBs – Assuming our MRBs are in a liability position: an increase in our lapse, non-performance risk or mortality inputs would have resulted in a decrease in the fair value measurement, except for policies with guaranteed death benefit (“GDB”) riders only, in which case an increase in mortality inputs would have resulted in an increase in the fair value measurement.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of March 31, 2024.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of March 31, 2024, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $150 million, after-tax. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Cost of Insurance and Other Litigation

Cost of Insurance Litigation

Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company, filed in the U.S. District Court for the District of Connecticut, No. 3:16-cv-00827, is a putative class action that was served on The Lincoln National Life Insurance Company (“LNL”) on June 8, 2016. Plaintiff is the owner of a universal life insurance policy who alleges that LNL charged more for non-guaranteed cost of insurance than permitted by the policy. Plaintiff seeks to represent all universal life and variable universal life policyholders who owned policies containing non-guaranteed cost of insurance provisions that are similar to those of plaintiff’s policy and seeks damages on behalf of all such policyholders. On January 11, 2019, the court dismissed plaintiff’s complaint in its entirety. In response, plaintiff filed a motion for leave to amend the complaint, which, on September 25, 2023, the court granted in part and denied in part. Plaintiff filed an amended complaint on October 10, 2023. On March 7, 2024, the parties entered into a settlement agreement, which is subject to court approval. The provisional settlement encompasses policies that are at issue in the Glover case, which also includes all policies in the lawsuits captioned Iwanski v. First Penn-Pacific Life Insurance Company, TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company and Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, each of which are described below. The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024. The provisional settlement, which is subject to both preliminary and final approval of the court, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in Iwanski, TVPX ARS INC. and Vida). We recorded a pre-tax legal accrual for the three months ended March 31, 2024, of approximately $110 million within commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) in respect of this provisional settlement. As of March 31, 2024, we had accrued the total provisional settlement amount of $147.5 million, pre-tax.

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

In re: Lincoln National COI Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania, Case No. 2:16-cv-06605-GJP, is a consolidated litigation matter related to multiple putative class action cases that were consolidated by an order dated March 20, 2017. Plaintiffs purport to own certain universal life insurance policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs allege that LNL and LNC breached the terms of policyholders’ contracts by increasing non-guaranteed cost of insurance rates beginning in 2016. Plaintiffs sought to represent classes of policyowners and sought damages on their behalf. On August 9, 2022, the court denied plaintiffs’ motion for class certification. The parties participated in a mediation on December 13, 2022, and subsequently reached a settlement. On January 26, 2023, the parties informed the presiding judge of a class settlement in this action, subject to final documentation and court approval. On March 24, 2023, plaintiffs filed a motion for preliminary approval of the class settlement, which was granted by the court on June 14, 2023. The provisional settlement, which was subject to both preliminary and final approval of the court, consisted of $117.75 million in pre-tax cash (in the aggregate for both this litigation and the In re: Lincoln National 2017 COI Rate Litigation matter discussed immediately below) and a five-year cost of insurance rate freeze, among other terms. After certain policyholders timely opted out or otherwise excluded themselves from the settlement class with respect to certain policies, the pre-tax cash settlement fund was reduced to $109.96 million. The court granted final approval of the settlement on October 5, 2023. On December 27, 2023, the court ordered that supplemental notice of the class settlement be mailed to a small percentage of settlement class members who had not been sent the initial class notice. Those policyholders own policies representing less than 0.14% of the total of all Policy Claim Amounts (as defined in the parties’ settlement agreement). No additional opt-outs were received following the supplemental notice period. Settlement distribution payments to all class members were completed on April 8, 2024. Certain of the policyholders who did not participate in the settlement are plaintiffs in Brighton Trustees, LLC, et al. v. The Lincoln National Life Insurance Company and Ryan K. Crayne, on behalf of and as trustee for Carlton Peak Trust v. The Lincoln National Life Insurance Company discussed further below. The remaining policyholders who are not participants in the settlement may bring individual actions in the future to the extent they have not already done so.

In re: Lincoln National 2017 COI Rate Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania, Case No. 2:17-cv-04150, is a consolidated litigation matter related to multiple putative class action cases that were consolidated by an order dated March 28, 2018. Plaintiffs purport to own certain universal life insurance policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs allege that LNL and LNC breached the terms of policyholders’ contracts by increasing non-guaranteed cost of insurance rates beginning in 2017. Plaintiffs sought to represent classes of policyholders and sought damages on their behalf. On August 9, 2022, the court denied plaintiffs’ motion for class certification. The parties participated in a mediation on December 13, 2022, and subsequently reached a settlement. On January 26, 2023, the parties informed the presiding judge of a class settlement in this action, subject to final documentation and court approval. On March 24, 2023, plaintiffs filed a motion for preliminary approval of the class settlement, which was granted by the court on June 14, 2023. The provisional settlement, which was subject to both preliminary and final approval of the court, consists of $117.75 million in pre-tax cash (in the aggregate for both this litigation and the In re: Lincoln National COI Litigation matter discussed immediately above) and a five-year cost of insurance rate freeze, among other terms. After certain policyholders timely opted out or otherwise excluded themselves from the settlement class with respect to certain policies, the pre-tax cash settlement fund was reduced to $109.96 million. The court granted final approval of the settlement on October 5, 2023. On December 27, 2023, the court ordered that supplemental notice of the class settlement be mailed to a small percentage of settlement class members who had not been sent the initial class notice. Those policyholders own policies representing less than 0.14% of the total of all Policy Claim Amounts (as defined in the parties’ settlement agreement). No additional opt-outs were received following the supplemental notice period. Settlement distribution payments to all class members were completed on April 8, 2024. Certain of the policyholders who did not participate in the settlement are plaintiffs in Brighton Trustees, LLC, et al. v. The Lincoln National Life Insurance Company and Ryan K. Crayne, on behalf of and as trustee for Carlton Peak Trust v. The Lincoln National Life Insurance Company discussed further below. The remaining policyholders who are not participants in the settlement may bring individual actions in the future to the extent they have not already done so.

Iwanski v. First Penn-Pacific Life Insurance Company (“FPP”), No. 2:18-cv-01573 filed in the U.S. District Court for the Eastern District of Pennsylvania is a putative class action that was filed on April 13, 2018. Plaintiff alleges that defendant FPP breached the terms of his life insurance policy by deducting non-guaranteed cost of insurance charges in excess of what is permitted by the policies. Plaintiff seeks to represent all owners of universal life insurance policies issued by FPP containing non-guaranteed cost of insurance provisions that are similar to those of Plaintiff’s policy and seeks damages on their behalf. Breach of contract is the only cause of action asserted. On March 7, 2024, the parties in Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company (discussed above) entered into a settlement agreement, which is subject to court approval. The provisional settlement encompasses policies that are at issue in this case, as the Glover case is inclusive of all policies in this case, as well as in the lawsuits captioned TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company and Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York (both discussed below). The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024. The provisional settlement, which is subject to both preliminary and final approval of the court, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in Iwanski, TVPX ARS INC. and Vida). A motion has been filed to stay the proceedings in this matter pending the completion of the settlement approval process in Glover.

TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company, filed in the U.S. District Court for the Eastern District of Pennsylvania, No. 2:18-cv-02989, is a putative class action that was filed on July 17, 2018. Plaintiff alleges that LNL charged more for non-guaranteed cost of insurance than permitted by the policy. Plaintiff seeks to represent all universal life and variable universal life policyholders who own policies issued by LNL or its predecessors containing non-guaranteed cost of insurance provisions that are similar to those of Plaintiff’s policy and seeks damages on behalf of all such policyholders. On March 7, 2024, the parties in Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company (discussed above) entered into a settlement agreement, which is subject to court approval. The provisional settlement encompasses policies that are at issue in this case, as the Glover case is inclusive of all policies in this case, as well as in the lawsuits captioned Iwanski v. First Penn-Pacific Life Insurance Company (discussed above) and Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York (discussed below). The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024. The provisional settlement, which is subject to both preliminary and final approval of the court, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in Iwanski, TVPX ARS INC. and Vida). A motion has been filed to stay the proceedings in this matter pending the completion of the settlement approval process in Glover.

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

Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, pending in the U.S. District Court for the Southern District of New York, No. 1:19-cv-06004, is a putative class action that was filed on June 27, 2019. Plaintiff alleges that Lincoln Life & Annuity Company of New York (“LLANY”) charged more for non-guaranteed cost of insurance than was permitted by the policies. On March 31, 2022, the court issued an order granting plaintiff’s motion for class certification and certified a class of all current or former owners of six universal life insurance products issued by LLANY that were assessed a cost of insurance charge any time on or after June 27, 2013. Plaintiff seeks damages on behalf of the class. On April 19, 2023, LLANY filed a motion for summary judgment. On March 7, 2024, the parties in Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company (discussed above) entered into a settlement agreement, which is subject to court approval. The provisional settlement encompasses policies that are at issue in this case, as the Glover case is inclusive of all policies in this case, as well as in the lawsuits captioned Iwanski v. First Penn-Pacific Life Insurance Company and TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company (both discussed above). The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024. The provisional settlement, which is subject to both preliminary and final approval of the court, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in Iwanski, TVPX ARS INC. and Vida). On March 29, 2024, the court issued its summary judgment decision, granting LLANY’s motion in part and denying it in part, and entering summary judgment against twenty-two policyholders that the court determined were not economically harmed. On April 12, 2024, LLANY filed a motion to stay proceedings in this matter pending the completion of the settlement approval process in Glover; oral argument has been scheduled for May 9, 2024.

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

Donald C. Meade, et al v. Lincoln National Corporation, Ellen Cooper, Dennis Glass, Randal Freitag (“Defendants”), No. 2:24-cv-01704, pending in the U.S. District Court for the Eastern District of Pennsylvania, is a putative class action that was filed on April 23, 2024. Plaintiff Donald C. Meade seeks to represent persons and entities that purchased or otherwise acquired Lincoln National securities between November 4, 2020, and November 2, 2022, inclusive. Plaintiff alleges claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, and under SEC Rule 10b-5. Plaintiff alleges that, throughout the class period, Defendants made materially false and/or misleading statements, as well as failed to disclose material adverse facts about the Company’s business, operations and prospects. Specifically, plaintiff alleges that Defendants failed to disclose to investors: (i) that the Company was experiencing a decline in its VUL business; (ii) that, as a result, the goodwill associated with the life insurance business was overstated; (iii) that, as a result, the Company’s policy lapse assumptions were outdated; (iv) that, as a result, the Company’s reserves were overstated; (v) that, as a result, the Company’s reported financial results and financial statements were misstated; and (vi) that, as a result, Defendants’ positive statements about the Company’s business, operations, and prospects were materially misleading and/or lacked a reasonable basis. Plaintiff alleges that he and other putative class members thereby suffered loss and damage. We are vigorously defending this matter.

15. Shares and Stockholders’ Equity

Preferred Shares

Preferred stock authorized, issued and outstanding (number of shares) was as follows:

	As of March 31, 2024			As of December 31, 2023
	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
9.250% Fixed Rate Reset Non-Cumulative
Preferred Stock, Series C	20,000	20,000	20,000	20,000	20,000	20,000
9.000% Non-Cumulative Preferred Stock, Series D	20,000	20,000	20,000	20,000	20,000	20,000
Not designated	9,960,000	–	–	9,960,000	–	–
Total preferred shares	10,000,000	40,000	40,000	10,000,000	40,000	40,000

The per share and aggregate dividends declared for preferred stock by series (in millions except per share data) was as follows:

	For the Three Months Ended March 31,
	2024		2023
	Dividend	Aggregate	Dividend	Aggregate
Series	Per Share	Dividend	Per Share	Dividend
Series C	$1,156.25	$23	$635.94	$13
Series D	562.50	11	618.75	12
Total	$1,718.75	$34	$1,254.69	$25

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Three Months Ended March 31,
	2024	2023
Common Stock
Balance as of beginning-of-year	169,666,137	169,220,511
Stock compensation/issued for benefit plans	350,750	317,248
Balance as of end-of-period	170,016,887	169,537,759

Our common stock is without par value.

Earnings Per Share

The calculation of earnings per share (“EPS”) was as follows (in millions except per share data):

	For the Three Months Ended March 31,
	2024	2023
Net income (loss) available to common stockholders – basic	$1,187	$(906)
Net income (loss) available to common stockholders – diluted	$1,191	$(909)

Weighted-average shares, as used in basic calculation	170,049,994	169,357,846
Incremental common shares from assumed exercise or
issuance of stock-based incentive compensation awards	1,096,272	573,348
Average deferred compensation shares	688,480	553,966
Weighted-average shares, as used in diluted calculation (1)	171,834,746	170,485,160

Net income (loss) per share:
Basic	$6.98	$(5.35)
Diluted	6.93	(5.37)

(1)     Due to reporting a net loss for the three months ended March 31, 2023, basic shares were used in the diluted EPS calculation for this period as the use of diluted shares would have resulted in a lower loss per share.

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our EPS, such options will be shown in the table above.

We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to all or a portion of their deferral amounts. This obligation is settled in either cash or LNC stock pursuant to the applicable plan document. We exclude deferred units of LNC stock that are antidilutive from our diluted EPS calculation. The mark-to-market adjustment of these deferred units excluded from our diluted EPS calculation was $(3) million and $3 million for the three months ended March 31, 2024 and 2023, respectively.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Three Months Ended March 31,
	2024	2023
Unrealized Gain (Loss) on Fixed Maturity AFS Securities and Certain
Other Investments
Balance as of beginning-of-year	$(5,188)	$(8,916)
Unrealized holding gains (losses) arising during the period	(1,140)	2,357
Change in foreign currency exchange rate adjustment	(103)	76
Change in future contract benefits and policyholder account balances,
net of reinsurance	891	(260)
Income tax benefit (expense)	71	(465)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(55)	(39)
Income tax benefit (expense)	12	8
Balance as of end-of-period	$(5,426)	$(7,177)
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$375	$388
Unrealized holding gains (losses) arising during the period	64	134
Change in foreign currency exchange rate adjustment	101	(67)
Income tax benefit (expense)	(35)	(15)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	24	22
Income tax benefit (expense)	(5)	(5)
Balance as of end-of-period	$486	$423
Market Risk Benefit Non-Performance Risk Gain (Loss)
Balance as of beginning-of-year	$1,070	$1,741
Adjustment arising during the period	(590)	1,306
Income tax benefit (expense)	126	(281)
Balance as of end-of-period	$606	$2,766
Policyholder Liability Discount Rate Remeasurement Gain (Loss)
Balance as of beginning-of-year	$587	$747
Adjustment arising during the period	147	(258)
Income tax benefit (expense)	(31)	56
Balance as of end-of-period	$703	$545
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(26)	$(34)
Foreign currency translation adjustment arising during the period	(1)	3
Balance as of end-of-period	$(27)	$(31)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(294)	$(278)
Adjustment arising during the period	1	(2)
Balance as of end-of-period	$(293)	$(280)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item in the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended March 31,
	2024	2023
Unrealized Gain (Loss) on Fixed Maturity AFS
Securities and Certain Other Investments
Reclassification	$(54)	$(39)	Realized gain (loss)
Associated change in future contract benefits	(1)	–	Benefits
Reclassification before income tax benefit (expense)	(55)	(39)	Income (loss) before taxes
Income tax benefit (expense)	12	8	Federal income tax expense (benefit)
Reclassification, net of income tax	$(43)	$(31)	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Interest rate contracts	9	6	Interest and debt expense
Foreign currency contracts	15	14	Net investment income
Foreign currency contracts	–	2	Realized gain (loss)
Reclassifications before income tax benefit (expense)	24	22	Income (loss) before taxes
Income tax benefit (expense)	(5)	(5)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$19	$17	Net income (loss)

16. Segment Information

We provide products and services and report results through our Annuities, Life Insurance, Group Protection and Retirement Plan Services segments. We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments. Our reporting segments reflect the manner by which our CODMs view and manage the business. A discussion of these segments and Other Operations is found in Note 16 to the Consolidated Financial Statements in our 2023 Form 10-K.

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

The tables below reconcile our segment measures of performance to the GAAP measures presented in the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three Months Ended March 31,
	2024	2023
Revenues
Operating revenues:
Annuities	$1,269	$1,141
Life Insurance	1,541	1,757
Group Protection	1,425	1,388
Retirement Plan Services	322	328
Other Operations	27	43
Revenue adjustments from annuity and life insurance product features	(580)	(773)
Credit loss-related adjustments	(1)	(22)
Investment gains (losses)	(81)	(57)
Changes in the fair value of reinsurance-related embedded derivatives,
trading securities and certain mortgage loans (1)	194	9
Total revenues	$4,116	$3,814

	For the Three Months Ended March 31,

	2024	2023
Net Income (Loss)
Income (loss) from operations:
Annuities	$259	$274
Life Insurance	(35)	(13)
Group Protection	80	71
Retirement Plan Services	36	43
Other Operations	(235)	(87)
Net annuity product features, after-tax	1,141	(1,018)
Net life insurance product features, after-tax	(103)	(95)
Credit loss-related adjustments, after-tax	(1)	(18)
Investment gains (losses), after-tax	(65)	(45)
Changes in the fair value of reinsurance-related embedded derivatives,
trading securities and certain mortgage loans, after-tax (1)	153	7
Transaction and integration costs related to mergers,
acquisitions and divestitures, after-tax (2)	(8)	–
Net income (loss)	$1,222	$(881)

(1) Includes primarily changes in the fair value of the embedded derivative related to the fourth quarter 2023 reinsurance transaction. For more information, see Note 7.
(2)     Includes costs pertaining to the planned sale of our wealth management business and the fourth quarter 2023 reinsurance transaction. For more information, see Note 1 and 7, respectively.

Other segment information (in millions) was as follows:

	As of March 31,	As of December 31,
	2024	2023
Assets
Annuities	$194,359	$185,599
Life Insurance	111,102	108,932
Group Protection	9,759	9,714
Retirement Plan Services	47,728	46,793
Other Operations	20,433	21,375
Total assets	$383,381	$372,413

17. Realized Gain (Loss)

Realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss) includes realized gains and losses from the sale of investments, write-downs for impairments of investments and changes in the allowance for credit losses for financial assets, changes in fair value for mortgage loans on real estate accounted for under the fair value option, changes in fair value of equity securities, VUL derivative and embedded derivative gains and losses, gains and losses on the sale of subsidiaries and businesses and net gains and losses on reinsurance-related embedded derivatives and trading securities. Realized gains and losses on the sale of investments are determined using the specific identification method. Realized gain (loss) is also net of allocations of investment gains and losses to certain policyholders, certain funds withheld on reinsurance arrangements and certain modified coinsurance arrangements for which we have a contractual obligation. Details underlying realized gain (loss) (in millions) were as follows:

	For the Three Months Ended March 31,
	2024	2023
Fixed maturity AFS securities:
Gross gains	$7	$26
Gross losses	(61)	(65)
Credit loss benefit (expense) (1)	(2)	(17)
Realized gain (loss) on equity securities (2)	11	(14)
Credit loss benefit (expense) on mortgage loans on real estate	–	(4)
Credit loss benefit (expense) on reinsurance-related assets	1	(1)
Realized gain (loss) on the mark-to-market on certain
instruments (3)(4)	12	(111)
Indexed product derivative results (5)	145	(153)
Derivative results (6)	(548)	(477)
Other realized gain (loss)	1	(12)
Total realized gain (loss)	$(434)	$(828)

(1) Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.
(2) Includes mark-to-market adjustments on equity securities still held of $11 million and $(14) million for the three months ended March 31, 2024 and 2023, respectively.
(3) Represents changes in the fair values of derivatives we hold as part of VUL hedging, reinsurance-related embedded derivatives and trading securities.
(4) Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of less than $1 million and $2 million for the three months ended March 31, 2024 and 2023, respectively.
(5) Represents the change in fair value of the index options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity and IUL contracts, and the associated index options to hedge policyholder index allocations applicable to future reset periods for our indexed annuity products.
(6) Includes the change in the fair value of the derivative instruments we own to support capital needs associated with our GLB and GDB riders net of fee income allocated to support the cost of purchasing the hedging instruments.

18. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 20% and 25% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate account dividends-received deduction and tax credits.

For the three months ended March 31, 2024, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of preferential tax items.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of March 31, 2024, compared with December 31, 2023, and the results of operations for the three months ended March 31, 2024, compared with the corresponding period in 2023 of Lincoln National Corporation and its consolidated subsidiaries. Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.

The MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”); and other reports filed with the Securities and Exchange Commission (“SEC”). For more detailed information on the risks and uncertainties associated with the Company’s business activities, see the risks described in “Part I – Item 1A. Risk Factors” in our 2023 Form 10-K.

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
•A decline or continued volatility in the equity markets causing a reduction in the sales of our subsidiaries’ products; a reduction of asset-based fees that our subsidiaries charge on various investment and insurance products; and an increase in liabilities related to guaranteed benefit riders, which are accounted for as market risk benefits (“MRBs”), of our subsidiaries’ variable annuity products;
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
•The inability to realize or sustain the benefits we expect from, greater than expected investments in, and the potential impact of efforts related to, our strategic initiatives;
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

The risks and uncertainties included here are not exhaustive. Other sections of this report and other reports that we file with the SEC include additional factors that could affect our businesses and financial performance, including “Part I – Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Form 10-K. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

INTRODUCTION

Executive Summary

We are a holding company that operates multiple insurance and retirement businesses through subsidiary companies. We sell a wide range of wealth accumulation, wealth protection, group protection and retirement income products and solutions through our four business segments:

•Annuities;
•Life Insurance;
•Group Protection; and
•Retirement Plan Services

We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments. See “Part I – Item 1. Business” in our 2023 Form 10-K for a discussion of our business segments and products.

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

We provide information about our segments’ and Other Operations’ operating revenue and expense line items, key drivers of changes and historical details underlying the line items below. For factors that could cause actual results to differ materially from those set forth, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2023 Form 10-K.

On December 14, 2023, we announced that we had entered into an agreement to sell our wealth management business operated through Lincoln Financial Network (“LFN”). The transaction is expected to close in the first half of 2024, subject to customary closing conditions. For more information, see Note 1.

Industry trends and significant operational matters are described in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary” of our 2023 Form 10-K.

Summary of Critical Accounting Estimates

The MD&A included in our 2023 Form 10-K contains a detailed discussion of our critical accounting estimates. The following information updates the “Summary of Critical Accounting Estimates” provided in our 2023 Form 10-K, and therefore, should be read in conjunction with that disclosure.

Investments

Investment Valuation

The following summarizes investments on the Consolidated Balance Sheets carried at fair value by pricing source and fair value hierarchy level (in millions) as of March 31, 2024:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$431	$76,765	$140	$77,336
Priced by independent broker quotations	–	–	4,479	4,479
Priced by matrices	–	16,976	–	16,976
Priced by other methods (1)	–	–	233	233
Total	431	93,741	4,852	99,024

Percent of total	0%	95%	5%	100%

(1) Represents primarily securities for which pricing models were used to compute fair value.

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Summary of Critical Accounting Estimates – Investments – Investment Valuation” in our 2023 Form 10-K and Note 14 herein.

Derivatives

Derivatives are primarily used for hedging purposes. We hedge certain portions of our exposure to interest rate risk, foreign currency exchange risk, equity market risk, basis risk, commodity risk and credit risk by entering into derivative transactions. We also purchase and issue financial instruments that contain embedded derivative instruments. See “Policyholder Account Balances” below for information on embedded derivatives. Assessing the effectiveness of hedging and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates

We carry our derivative instruments at fair value, which we determine through valuation techniques or models that use market data inputs or independent broker quotations. The fair values fluctuate from period to period due to the volatility of the valuation inputs, including but not limited to swap interest rates, interest and equity volatility and equity index levels, foreign currency forward and spot rates, credit spreads and correlations, some of which are significantly affected by economic conditions. The effect to revenue is reported in realized gain (loss) and such amount along with the associated federal income taxes is excluded from income (loss) from operations of our segments.

For more information on derivatives, see Note 1 in our 2023 Form 10-K and Note 6 herein. For more information on market exposures associated with our derivatives, including sensitivities, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Form 10-K.

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

Net amount at risk (“NAR”) represents the amount of GLB or GDB in excess of a policyholder’s account balance at the balance sheet date. Underperforming markets increase our exposure to potential benefits with the GLB and GDB riders. A contract with a GDB rider is “in the money” if the policyholder’s account balance falls below the GDB. As of March 31, 2024 and 2023, 9% and 22%, respectively, of all in-force contracts with a GDB rider were “in the money.” A contract with a GLB rider is “in the money” if the policyholder’s account balance falls below the present value of GLB payments, assuming no full surrenders. As of March 31, 2024 and 2023, 16% and 32%, respectively, of all in-force contracts with a GLB rider were “in the money.” However, the only way the policyholder can realize the excess of the present value of benefits over the account balance of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount. If, after the series of withdrawals or income payments, the account balance is exhausted, the policyholder will continue to receive a series of annuity payments. The account balance can also fluctuate with market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account balance.

Many policyholders have both a GLB and GDB present on the same policy. The total NAR represents the greater of GLB NAR and GDB NAR for each policy as only one benefit can be exercised in practice. Details underlying the NAR, net of reinsurance, (in millions) were as follows:

	Annuities		Retirement Plan Services
	As of March 31,		As of March 31,
	2024	2023	2024	2023
GLB NAR	$1,454	$2,775	$1	$2
GDB NAR	842	3,791	2	7
Total NAR	2,197	6,308	3	9

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

We use derivative instruments to hedge our exposure to selected risk caused by changes in equity markets and interest rates associated with GLB and GDB riders that are available in our variable annuity products and accounted for as MRBs. Our hedge program focuses on generating sufficient income to fund future claims with a goal of maximizing distributable earnings and explicitly protecting capital. We utilize options and total return swaps on U.S.-based equity indices, and futures on U.S.-based and international equity indices, as well as interest rate futures, interest rate swaps and currency futures. For additional information on our derivatives, see Note 5.

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

The following table presents our after-tax estimates of the potential instantaneous effect to net income (loss) that could result from sudden changes that may occur in equity markets and interest rates (in millions) and excludes the net cost of operating the hedge program. The amounts represent the difference between the change in GLB and GDB riders and the change in the fair value of the underlying hedge instruments. These estimates are based upon the balance as of March 31, 2024, net of reinsurance, and the related hedge instruments in place as of that date.

The effects presented in the table below are not representative of the aggregate impacts that could result if a combination of such changes to equity market returns and interest rates occurred.

	In-Force Sensitivities
Equity Market Return	-10%	+10%
Hypothetical effect to net income	$(775)	$675
Interest Rates	-25 bps	+25 bps
Hypothetical effect to net income	(425)	400

The actual effects of the results illustrated in the table above could vary significantly depending on a variety of factors, many of which are out of our control, and consideration should be given to the following:

•The analysis is only valid as of March 31, 2024, due to changing market conditions, policyholder activity, hedge positions and other factors;
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

Policyholder Account Balances

Policyholder account balances include the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability includes UL and VUL and investment-type annuity products where account balances are equal to deposits plus interest credited less withdrawals, surrender charges, asset-based fees and policyholder administration charges (collectively known as “policyholder assessments”), as well as amounts representing the fair value of embedded derivative instruments associated with our indexed universal life insurance (“IUL”) and indexed annuity products. During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models underlying our reserves and embedded derivatives and update assumptions as needed. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update.
Our indexed annuity and IUL contracts permit the holder to elect a fixed interest rate return or a return where interest credited to the contracts is linked to the performance of the S&P 500® Index or other indices. The value of the variable portion of the policyholder’s account balance varies with the performance of the underlying variable funds chosen by the policyholder. Policyholders may elect to rebalance among the various accounts within the product at renewal dates. At the end of each indexed term, which can be up to six years, we have the opportunity to re-price the indexed component by establishing different participation rates, caps, spreads or specified rates, subject to contractual guarantees. We purchase and sell index options that are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options held generally offsets the change in value of the embedded derivative within the contract, both of which are recorded as a component of realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). The Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the Financial Accounting Standards Board Accounting Standards CodificationTM
require that we calculate fair values of index options we may purchase or sell in the future to hedge policyholder index allocations in future reset periods. These fair values represent an estimate of the cost of the options we will purchase or sell in the future, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. Changes in the fair values of these liabilities are included as a component of realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). For more information on indexed product net derivative results, see Note 17.

For additional information on the liability for policyholder account balances, see Note 10.

Reinsurance Recoverables

Reinsurance recoverables are generally measured and recognized consistent with the assumptions and methodologies used to project the future performance of the underlying direct business as discussed in the “Future Contract Benefits” and “Policyholder Account Balances” sections above. During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models and update assumptions as needed. In addition, we consider the potential impact of counterparty credit risks related to the reinsurance recoverable by estimating an allowance for credit losses using a probability of loss model approach to estimate expected credit losses for reinsurance recoverables. For additional information on our allowance for credit losses on reinsurance-related assets, see Note 8 in our 2023 Form 10-K.

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

As of March 31, 2024, we had an approximate $5 billion deferred tax asset related to net unrealized losses on fixed maturity available-for-sale (“AFS”) securities. In the assessment of the future realizability of this deferred tax asset, management concluded that its tax planning strategy to hold these securities to recovery was prudent and feasible as these unrealized losses were caused by factors other than credit loss, and we have the intent and ability to hold these securities to recovery and collect all of the contractual cash flows.

Although realization is not assured, management believes it is more likely than not that the deferred tax assets, will be realized.

For risks related to establishing a valuation allowance against our deferred tax assets, see “Part I – Item 1A. Risk Factors – Assumptions and Estimates – We may be required to recognize an impairment of our goodwill or to establish a valuation allowance against our deferred tax assets” in our 2023 Form 10-K.

For additional information on income taxes, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Summary of Critical Accounting Estimates – Income Taxes” in our 2023 Form 10-K and Note 18 herein.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Three Months Ended March 31,
	2024	2023
Net Income (Loss)
Income (loss) from operations:
Annuities	$259	$274
Life Insurance	(35)	(13)
Group Protection	80	71
Retirement Plan Services	36	43
Other Operations	(235)	(87)
Net annuity product features, after-tax	1,141	(1,018)
Net life insurance product features, after-tax	(103)	(95)
Credit loss-related adjustments, after-tax	(1)	(18)
Investment gains (losses), after-tax	(65)	(45)
Changes in the fair value of reinsurance-related
embedded derivatives, trading securities and
certain mortgage loans, after-tax (1)	153	7
Transaction and integration costs related to mergers,
acquisitions and divestitures, after-tax	(8)	–
Net income (loss)	$1,222	$(881)

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

Comparison of the Three Months Ended March 31, 2024 to 2023

Net income increased due primarily to the following:

•Gain in net annuity product features in 2024 compared to loss in 2023 driven by MRB-related impacts due to the effect of capital markets.
•More favorable changes in the fair value of reinsurance-related embedded derivatives, trading securities and certain mortgage loans in 2024 driven by the fair value of the embedded derivative related to the fourth quarter 2023 reinsurance transaction.

The increase in net income was partially offset by a legal accrual in the first quarter of 2024 and higher compensation-related expenses and other costs pertaining to business operations.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three Months Ended March 31,
	2024	2023
Operating Revenues
Insurance premiums (1)	$26	$38
Fee income	580	540
Net investment income	420	421
Amortization of deferred gain (loss) on business sold
through reinsurance	5	5
Other revenues (2)	238	137
Total operating revenues	1,269	1,141
Operating Expenses
Benefits (1)	27	63
Interest credited	354	278
Policyholder liability remeasurement (gain) loss	–	(1)
Commissions and other expenses	571	501
Total operating expenses	952	841
Income (loss) from operations before taxes	317	300
Federal income tax expense (benefit)	58	26
Income (loss) from operations	$259	$274

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

Comparison of the Three Months Ended March 31, 2024 to 2023

Income from operations for this segment decreased due primarily to the following:

•Lower net investment income, net of interest credited, which more than offset impacts from higher average fixed account balances and improving portfolio yields from the current interest rate environment. The lower net investment income, net of interest credited, was experienced in certain reinsured portfolios that have a corresponding increase in other revenues and decrease in benefits.
•Higher commissions and other expenses driven by higher costs pertaining to business operations, including a balance sheet true-up in preparation for the close of the sale of the wealth management business.
•Higher federal income tax expense due to the separate account dividends-received deduction.

The decrease in income from operations was partially offset by higher fee income driven by higher average daily variable account balances.

Additional Information

On December 14, 2023, we announced that we had entered into a Stock Purchase Agreement with Osaic Holdings, Inc., a Delaware corporation (“Osaic”), pursuant to which Osaic agreed to acquire all of the ownership interests in the subsidiaries of the Company that comprise the Company’s wealth management business operated through LFN. The transaction is expected to close in the first half of 2024, subject to customary closing conditions.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.

The other component of net flows relates to the retention of new business and account balances. An important measure of retention is the reduction in account balances caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account balances were 11% and 9% for the three months ended March 31, 2024 and 2023, respectively.

Our fixed annuities and registered index-linked annuities have discretionary fixed and indexed crediting rates that reset on an annual or periodic basis and may be subject to surrender charges. Our ability to retain these annuities will be subject to current competitive conditions at the time crediting rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements,” “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2023 Form 10-K. For information on the interest rate environment, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary – Industry Trends – Interest Rate Environment ” in our 2023 Form 10-K.

Fee Income

Details underlying fee income (in millions) were as follows:

	For the Three Months Ended March 31,
	2024	2023
Fee Income
Mortality, expense and other assessments (1)	$564	$528
Surrender charges	15	10
DFEL:
Deferrals	(5)	(5)
Amortization	6	7
Total fee income	$580	$540

(1) Presented net of GLB and GDB hedge allowance.

We charge policyholders mortality and expense assessments on variable annuity accounts to cover insurance and administrative expenses. These assessments are a function of the rates priced into the product and the average daily variable account balances. Average daily variable account balances are driven by net flows and variable fund returns. Charges on GLB riders are assessed based on a contractual rate that is applied either to the account balance or the guaranteed amount. We allocate a portion of these fees to support the cost of hedging GLB and GDB riders. For more information, see Note 16. We may collect surrender charges when our fixed and variable annuity policyholders surrender their contracts during the surrender charge period to protect us from premature withdrawals.

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three Months Ended March 31,
	2024		2023
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real
estate and other, net of investment expenses	$383		$389
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	1		1
Surplus investments (2)	31		30
Net investment income pertaining to broker-dealer services	5		–
Total net investment income	$420		$421

Interest Credited
Amount provided to policyholders	$351		$275
DSI deferrals	(1)		(1)
Interest credited before DSI amortization	350	350	274
DSI amortization	4		4
Total interest credited	$354		$278

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

Account Balances

Details underlying account balances (dollars in millions) were as follows:

	For the Three Months Ended March 31,
	2024	2023
Variable Annuity Account Balance Information (1)
Variable annuity deposits	$904	$624
Variable annuity net flows	(2,304)	(1,812)
Variable annuity account balances	118,176	108,334
Average daily variable annuity account balances	114,943	108,128
Average daily S&P 500® Index (2)	4,996	3,998
Fixed Annuity Account Balance Information (3)
Fixed annuity deposits	$1,945	$2,540
Fixed annuity net flows	311	1,481
Fixed annuity account balances (4)	41,617	38,818
Average fixed annuity account balances (4)	40,348	38,203

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
(4) Net of reinsurance.

For more information on account balances, see Notes 9 and 10.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three Months Ended March 31,
	2024	2023
Commissions and Other Expenses
Commissions:
Deferrable	$84	$85
Non-deferrable	170	155
General and administrative expenses	120	109
Expenses associated with reserve financing
and LOC expenses	6	4
Taxes, licenses and fees	14	12
Total expenses incurred, excluding broker-dealer	394	365
DAC deferrals	(98)	(98)
Total pre-broker-dealer expenses incurred,
excluding amortization	296	267
DAC and VOBA amortization	106	108
Broker-dealer expenses incurred	169	126
Total commissions and other expenses	$571	$501

DAC Deferrals
As a percentage of sales/deposits	3.4%	3.1%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three Months Ended March 31,
	2024	2023
Operating Revenues
Insurance premiums (1)	$288	$285
Fee income	672	776
Net investment income	581	687
Operating realized gain (loss)	(2)	(2)
Amortization of deferred gain (loss) on
business sold through reinsurance	(19)	4
Other revenues	21	7
Total operating revenues	1,541	1,757
Operating Expenses
Benefits	928	1,152
Interest credited	294	328
Policyholder liability remeasurement (gain) loss	59	(13)
Commissions and other expenses	310	313
Total operating expenses	1,591	1,780
Income (loss) from operations before taxes	(50)	(23)
Federal income tax expense (benefit)	(15)	(10)
Income (loss) from operations	$(35)	$(13)

(1) Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

Comparison of the Three Months Ended March 31, 2024 to 2023

Loss from operations for this segment increased due primarily to the following:

•Lower fee income driven by the run-rate impact of the fourth quarter 2023 reinsurance transaction.
•Lower net investment income, net of interest credited, driven by the run-rate impact of the fourth quarter 2023 reinsurance transaction, partially offset by higher investment income on alternative investments.
•Amortization of deferred loss on business sold through reinsurance driven by the impact of the deferred loss recognized as part of the fourth quarter 2023 reinsurance transaction.

The increase in loss from operations was partially offset by lower benefits and policyholder liability remeasurement (gain) loss driven by the run-rate impact of the fourth quarter 2023 reinsurance transaction.

For more information on the fourth quarter 2023 reinsurance transaction, see “Additional Information” below.

Additional Information

Effective October 1, 2023, we entered into reinsurance agreements with Fortitude Reinsurance Company Ltd. to reinsure liabilities under certain blocks of in-force UL with secondary guarantees (“ULSG”) and MoneyGuard®. We expect an ongoing unfavorable impact to operating results in future quarters of approximately $25 million to $30 million per quarter as a result of this reinsurance transaction. See Note 7 for more information on the transaction, which improved our capital position and is expected to be accretive to ongoing free cash flow.

For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements,” “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2023 Form 10-K. For information on the interest rate environment, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary – Industry Trends – Interest Rate Environment” in our 2023 Form 10-K.

Insurance Premiums

Insurance premiums relate to traditional products and are a function of the rates priced into the product and insurance in force. Insurance in force, in turn, is driven by sales, persistency and mortality claims.

Fee Income

Details underlying fee income, sales, net flows, account balances and in-force face amount (in millions) were as follows:

	For the Three Months Ended March 31,
	2024	2023
Fee Income
Cost of insurance assessments	$523	$600
Expense assessments	338	369
Surrender charges	10	8
DFEL:
Deferrals	(267)	(262)
Amortization	68	61
Total fee income	$672	$776

	For the Three Months Ended March 31,
	2024	2023
Sales by Product
IUL/UL	$18	$34
MoneyGuard®	24	21
VUL	23	30
Term	19	30
Executive Benefits	7	15
Total sales	$91	$130

Net Flows
Deposits	$1,208	$1,320
Withdrawals and deaths	(467)	(468)
Net flows	$741	$852

Policyholder Assessments	$1,370	$1,366

	As of March 31,
	2024	2023
Account Balances (1)
General account	$21,399	$32,008
Separate account	21,669	17,556
Total account balances	$43,068	$49,564

In-Force Face Amount
UL and other	$365,507	$364,101
Term insurance	720,745	715,495
Total in-force face amount	$1,086,252	$1,079,596

	For the Three Months Ended March 31,
	2024	2023
Average General Account Balances (1)	$21,401	$32,072

(1) Net of reinsurance ceded.

Fee income relates only to interest-sensitive products and includes cost of insurance assessments, expense assessments and surrender charges. Both cost of insurance and expense assessments can have deferrals and amortization related to deferred front-end loads (“DFEL”). Cost of insurance and expense assessments are deducted from our policyholders’ account balances. These amounts are a function of the rates priced into the product and premiums received, face amount in force and account balances.

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

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three Months Ended March 31,
	2024	2023
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$476	$598
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	–	2
Alternative investments (2)	74	46
Surplus investments (3)	31	41
Total net investment income	$581	$687

Interest Credited	$294	$328

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

Benefits and Policyholder Remeasurement (Gain) Loss

Details underlying benefits and policyholder remeasurement (gain) loss (dollars in millions) were as follows:

	For the Three Months Ended March 31,
	2024	2023
Benefits and Policyholder Remeasurement (Gain) Loss
Death claims direct and assumed	$1,568	$1,468
Death claims ceded	(758)	(583)
Reserves released on death	(146)	(172)
Net death benefits	664	713
Change in secondary guarantee life insurance product
reserves	97	204
Change in MoneyGuard® reserves	142	121
Change in traditional product reserves	37	44
Other benefits (1)	47	57
Total benefits and policyholder remeasurement
(gain) loss	$987	$1,139
Death claims per $1,000 of in-force	2.44	2.65

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three Months Ended March 31,
	2024	2023
Commissions and Other Expenses
Commissions	$113	$148
General and administrative expenses	143	150
Expenses associated with reserve financing	23	26
Taxes, licenses and fees	38	40
Total expenses incurred	317	364
DAC and VOBA deferrals	(133)	(174)
Total expenses recognized before amortization	184	190
DAC and VOBA amortization	125	122
Other intangible amortization	1	1
Total commissions and other expenses	$310	$313

DAC and VOBA Deferrals
As a percentage of sales	146.2%	133.8%

Commissions and other expenses that result directly from and are essential to the successful acquisition of new or renewal business are deferred to the extent recoverable. For our interest-sensitive and traditional products, deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”) are amortized on a constant level basis over the expected term of the related contracts using the groupings and actuarial assumptions consistent with those used for calculating the related policyholder liability balances.

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three Months Ended March 31,
	2024	2023
Operating Revenues
Insurance premiums	$1,285	$1,251
Net investment income	85	85
Other revenues (1)	55	52
Total operating revenues	1,425	1,388
Operating Expenses
Benefits	1,030	1,037
Interest credited	1	1
Policyholder liability remeasurement
(gain) loss	(67)	(100)
Commissions and other expenses	360	361
Total operating expenses	1,324	1,299
Income (loss) from operations before taxes	101	89
Federal income tax expense (benefit)	21	18
Income (loss) from operations	$80	$71

(1) Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

	For the Three Months Ended March 31,
	2024	2023
Income (Loss) from Operations by Product Line
Life	$9	$(3)
Disability	73	77
Dental	(2)	(3)
Income (loss) from operations	$80	$71

Comparison of the Three Months Ended March 31, 2024 to 2023

Income from operations for this segment increased due primarily to higher insurance premiums due to growth in business in force.

The increase in income from operations was partially offset by higher total benefits and policyholder liability remeasurement (gain) loss driven by higher claim experience in our disability business.

Additional Information

For information about the effect of the loss ratio sensitivity on our income (loss) from operations, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Group Protection – Additional Information” in our 2023 Form 10-K.

For information on the effects of current interest rates on our long-term disability claim reserves, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity” in our 2023 Form 10-K. For information on the interest rate environment, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary” in our 2023 Form 10-K.

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three Months Ended March 31,
	2024	2023
Insurance Premiums by Product Line
Life	$499	$480
Disability	740	725
Dental	46	46
Total insurance premiums	$1,285	$1,251

Sales by Product Line
Life	$85	$82
Disability	51	40
Dental	8	6
Total sales	$144	$128

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

Net Investment Income

We use our investment income to offset the earnings effect of the associated build of our reserves, which are a function of our insurance premiums and the yields on our investments. Details underlying net investment income (in millions) were as follows:

	For the Three Months Ended March 31,
	2024	2023
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$68	$67
Surplus investments (2)	17	18
Total net investment income	$85	$85

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

Benefits, Interest Credited and Policyholder Liability Remeasurement (Gain) Loss

Details underlying benefits, interest credited, policyholder liability remeasurement (gain) loss (in millions) and loss ratios by product line were as follows:

	For the Three Months Ended March 31,
	2024	2023
Benefits, Interest Credited and Policyholder
Liability Remeasurement (Gain) Loss by
Product Line
Life	$380	$386
Disability	549	517
Dental	35	35
Total benefits, interest credited and policyholder
liability remeasurement (gain) loss	$964	$938

Loss Ratios by Product Line
Life	76.1%	80.4%
Disability	74.2%	71.4%
Dental	76.5%	76.4%
Total	75.0%	75.0%

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims. For additional information on our loss ratios, see “Additional Information” above.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three Months Ended March 31,
	2024	2023
Commissions and Other Expenses
Commissions	$109	$106
General and administrative expenses	209	212
Taxes, licenses and fees	37	36
Total expenses incurred	355	354
DAC deferrals	(29)	(25)
Total expenses recognized before amortization	326	329
DAC amortization	26	23
Other intangible amortization	8	9
Total commissions and other expenses	$360	$361

DAC Deferrals
As a percentage of insurance premiums	2.3%	2.0%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three Months Ended March 31,
	2024	2023
Operating Revenues
Fee income	$70	$64
Net investment income	244	255
Other revenues (1)	8	9
Total operating revenues	322	328
Operating Expenses
Interest credited	166	167
Commissions and other expenses	115	110
Total operating expenses	281	277
Income (loss) from operations before taxes	41	51
Federal income tax expense (benefit)	5	8
Income (loss) from operations	$36	$43

(1) Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three Months Ended March 31, 2024 to 2023

Income from operations for this segment decreased due primarily to the following:

•Lower net investment income driven by lower average fixed account balances.
•Higher commissions and other expenses driven by higher variable account balances and growth in business.

The decrease in income from operations was partially offset by higher fee income driven by higher variable account balances and growth in business.

Additional Information

Net flows in this business fluctuate based on the timing of larger plans being implemented and terminating over the course of the year.
New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account balances caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account balances were 13% and 12% for the three months ended March 31, 2024 and 2023, respectively.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Net Flows By Market table below as “Multi-Fund® and other”), which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account balances was 14% and 16% as of March 31, 2024 and 2023, respectively. Due to this overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on either a quarterly or semi-annual basis. Our ability to retain quarterly or semi-annual reset annuities will be subject to current competitive conditions at the time crediting rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements,” “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2023 Form 10-K. For information on the interest rate environment, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary – Industry Trends – Interest Rate Environment ” in our 2023 Form 10-K.

Fee Income

Details underlying fee income (in millions) were as follows:

	For the Three Months Ended March 31,
	2024	2023
Fee Income
Annuity expense assessments	$51	$47
Mutual fund fees	18	17
Total expense assessments	69	64
Surrender charges	1	–
Total fee income	$70	$64

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

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three Months Ended March 31,
	2024	2023
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$226	$237
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	1	–
Surplus investments (2)	17	18
Total net investment income	$244	$255
Interest Credited	$166	$167

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

Account Balances

Details underlying account balances (dollars in millions) were as follows:

	As of or For the Three Months Ended March 31,
	2024	2023
Variable Account Balance Information (1)
Variable annuity deposits	$551	$535
Variable annuity net flows	(177)	(44)
Variable annuity account balances	20,958	17,754
Average daily variable annuity account balances	20,132	17,525
Average daily S&P 500® Index (2)	4,996	3,998
Fixed Account Balance Information (3)
Fixed annuity deposits	$790	$701
Fixed annuity net flows	(413)	(412)
Fixed annuity account balances	23,586	24,994
Average fixed account balances	23,655	25,057
Mutual Fund Account Balance Information
Mutual fund deposits	$2,461	$1,973
Mutual fund net flows	981	991
Mutual fund account balances (4)	62,268	50,231

(1) Excludes the fixed portion of variable annuities.
(2) We generally use the S&P 500 Index as a benchmark for the performance of our variable account balances. The account balances of our variable annuity contracts are invested by our policyholders in a variety of investment options including, but not limited to, domestic and international equity securities and fixed income, which do not necessarily align with the S&P 500 Index performance.
(3) Includes the fixed portion of variable annuities.
(4) Mutual funds are not included in the separate accounts reported on the Consolidated Balance Sheets as we do not have any ownership interest in them.

	For the Three Months Ended March 31,
	2024	2023
Net Flows By Market
Small market	$(32)	$148
Mid – large market	847	711
Multi-Fund® and other	(424)	(324)
Total net flows	$391	$535

For more information on account balances, see Notes 9 and 10.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three Months Ended March 31,
	2024	2023
Commissions and Other Expenses
Commissions:
Deferrable	$1	$1
Non-deferrable	22	20
General and administrative expenses	86	83
Taxes, licenses and fees	6	6
Total expenses incurred	115	110
DAC deferrals	(5)	(5)
Total expenses recognized before amortization	110	105
DAC amortization	5	5
Total commissions and other expenses	$115	$110

DAC Deferrals
As a percentage of annuity sales/deposits	0.4%	0.4%

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

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three Months Ended March 31,
	2024	2023
Operating Revenues
Insurance premiums (1)	$2	$5
Net investment income (2)	16	35
Amortization of deferred gain (loss) on
business sold through reinsurance	2	–
Other revenues	7	3
Total operating revenues	27	43
Operating Expenses
Benefits	6	20
Interest credited	9	10
Policyholder liability remeasurement (gain) loss	(1)	–
Other expenses	226	37
Interest and debt expense	81	83
Total operating expenses	321	150
Income (loss) from operations before taxes	(294)	(107)
Federal income tax expense (benefit)	(59)	(20)
Income (loss) from operations	$(235)	$(87)

(1) Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.
(2) Includes our institutional pension business, which has a corresponding offset in premiums and benefits for changes in reserves.

Comparison of the Three Months Ended March 31, 2024 to 2023

Loss from operations for Other Operations increased due primarily to higher other expenses driven by a legal accrual in the first quarter of 2024 and severance expense associated with workforce reduction in the first quarter of 2024.

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

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three Months Ended March 31,
	2024	2023
General and administrative expenses:
Legal	$114	$(5)
Branding	12	13
Other (1)	103	31
Total general and administrative expenses	229	39
Taxes, licenses and fees (2)	(2)	(1)
Other (3)	(1)	(1)
Total other expenses	$226	$37

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

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of March 31,	As of December 31,	As of March 31,	As of December 31,
	2024	2023	2024	2023
Investments
Fixed maturity AFS securities	$87,764	$88,738	69.8%	71.4%
Trading securities	2,227	2,359	1.8%	1.9%
Equity securities	319	306	0.2%	0.2%
Mortgage loans on real estate	19,266	18,963	15.3%	15.3%
Policy loans	2,476	2,476	2.0%	2.0%
Derivative investments	8,394	6,474	6.7%	5.2%
Alternative investments	3,480	3,377	2.8%	2.7%
Other investments	1,776	1,638	1.4%	1.3%
Total investments	$125,702	$124,331	100.0%	100.0%

Investment Objective

Investments are an integral part of our operations. We follow a balanced approach to investing for both current income and prudent risk management, with an emphasis on generating sufficient current income, net of income tax, to meet our obligations to customers, as well as other general liabilities. This balanced approach requires the evaluation of expected return and risk of each asset class utilized, while still meeting our income objectives. This approach is important to our asset-liability management because decisions can be made based upon both the economic and current investment income considerations affecting assets and liabilities. For a discussion of our risk management process, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Form 10-K.

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

Fixed Maturity and Equity Securities Portfolios

Fixed maturity securities consist of portfolios classified as AFS and trading. Details underlying our fixed maturity AFS securities by industry classification (in millions) are presented in the tables below. These tables agree in total with the presentation of fixed maturity AFS securities in Note 3; however, the categories below represent a more detailed breakout of the fixed maturity AFS portfolio. Therefore, the investment classifications listed below do not agree to the investment categories provided in Note 3.

	As of March 31, 2024
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$14,449	$107	$1,467	$13,089	14.9%
Basic industry	3,494	45	360	3,179	3.6%
Capital goods	6,197	60	698	5,559	6.3%
Communications	3,400	52	414	3,038	3.5%
Consumer cyclical	5,799	47	542	5,304	6.0%
Consumer non-cyclical	15,478	141	2,097	13,522	15.5%
Energy	3,313	27	335	3,005	3.4%
Technology	5,009	22	572	4,459	5.1%
Transportation	3,443	25	350	3,118	3.6%
Industrial other	2,362	6	392	1,976	2.3%
Utilities	12,602	90	1,638	11,054	12.6%
Government-related entities	1,412	18	200	1,230	1.4%
Collateralized mortgage and other obligations (“CMOs”):
Agency backed	1,235	2	163	1,074	1.2%
Non-agency backed	329	18	10	337	0.4%
Mortgage pass through securities (“MPTS”):
Agency backed	392	–	44	348	0.4%
Commercial mortgage-backed securities (“CMBS”):
Agency backed	2	–	–	2	—%
Non-agency backed	1,656	4	178	1,482	1.7%
Asset-backed securities (“ABS”):
Collateralized loan obligations (“CLOs”)	8,385	17	412	7,990	9.1%
Credit card	112	6	1	117	0.1%
Home equity	171	27	2	196	0.2%
Other	4,231	21	206	4,046	4.6%
Municipals:
Taxable	3,064	46	398	2,712	3.1%
Tax-exempt	33	–	2	31	0.0%
Government:
United States	422	4	35	391	0.4%
Foreign	304	12	53	263	0.3%
Hybrid and redeemable preferred securities	231	23	12	242	0.3%
Total fixed maturity AFS securities	97,525	820	10,581	87,764	100.0%
Trading Securities (2)	2,379	43	195	2,227
Equity Securities	343	7	31	319
Total fixed maturity AFS, trading and equity securities	$100,247	$870	$10,807	$90,310

	As of December 31, 2023
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$14,767	$133	$1,412	$13,488	15.2%
Basic industry	3,426	58	325	3,159	3.6%
Capital goods	6,143	83	591	5,635	6.4%
Communications	3,509	63	375	3,197	3.6%
Consumer cyclical	5,660	60	495	5,225	5.9%
Consumer non-cyclical	15,356	196	1,908	13,644	15.4%
Energy	3,331	38	309	3,060	3.4%
Technology	4,994	32	500	4,526	5.1%
Transportation	3,487	35	317	3,205	3.6%
Industrial other	2,296	7	370	1,933	2.2%
Utilities	12,683	121	1,484	11,320	12.8%
Government-related entities	1,425	26	186	1,265	1.4%
CMOs:
Agency backed	1,245	8	149	1,104	1.2%
Non-agency backed	332	19	10	341	0.4%
MPTS:
Agency backed	365	1	38	328	0.4%
CMBS:
Agency backed	2	–	–	2	0.0%
Non-agency backed	1,620	5	203	1,422	1.6%
ABS:
CLOs	8,452	9	389	8,072	9.1%
Credit card	113	7	1	119	0.1%
Home equity	175	28	2	201	0.2%
Other	3,954	18	193	3,779	4.3%
Municipals:
Taxable	3,072	100	415	2,757	3.1%
Tax-exempt	34	1	2	33	0.0%
Government:
United States	416	6	29	393	0.4%
Foreign	314	16	47	283	0.3%
Hybrid and redeemable preferred securities	243	21	17	247	0.3%
Total fixed maturity AFS securities	97,414	1,091	9,767	88,738	100.0%
Trading Securities (2)	2,515	55	211	2,359
Equity Securities	340	8	42	306
Total fixed maturity AFS, trading and equity securities	$100,269	$1,154	$10,020	$91,403
(1) Represents amortized cost, net of the allowance for credit losses.
(2) Certain of our trading securities support our reinsurance funds withheld and modified coinsurance agreements and the investment results are passed directly to the reinsurers. See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Fixed Maturity and Equity Securities Portfolios – Trading Securities” in our 2023 Form 10-K for more information.

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

The quality of our fixed maturity AFS securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

		As of March 31, 2024			As of December 31, 2023
	Rating Agency	Net			Net
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	AAA / AA / A	$57,128	$51,032	58.1%	$56,557	$51,234	57.7%
2	BBB	37,515	33,975	38.7%	37,832	34,614	39.0%
Total investment grade securities		94,643	85,007	96.8%	94,389	85,848	96.7%

Below Investment Grade Securities
3	BB	1,134	1,055	1.2%	1,176	1,090	1.2%
4	B	1,679	1,635	1.9%	1,760	1,719	2.0%
5	CCC and lower	66	63	0.1%	86	78	0.1%
6	In or near default	3	4	0.0%	3	3	0.0%
Total below investment grade securities		2,882	2,757	3.2%	3,205	2,890	3.3%
Total fixed maturity AFS securities		$97,525	$87,764	100.0%	$97,414	$88,738	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities	3.0%	3.2%	3.1%	3.3%

(1) Based upon the rating designations determined and provided by the National Association of Insurance Commissioners (“NAIC”) or the major credit rating agencies (Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P Global Ratings (“S&P”)). For securities where the ratings assigned by the major credit rating agencies are not equivalent, the second lowest rating assigned is used. For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings. The average credit quality was A- as of March 31, 2024.

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

As of March 31, 2024, and December 31, 2023, 97% of the total fixed maturity AFS securities in an unrealized loss position were investment grade. Our gross unrealized losses recognized in OCI on fixed maturity AFS securities as of March 31, 2024, increased by $814 million since December 31, 2023. For the three months ended March 31, 2024, and the corresponding period in 2023, we recognized $61 million and $65 million of gross losses, respectively, on fixed maturity AFS securities, which were primarily related to portfolio rebalancing and sales driven by the regional banking crisis, respectively. For further information on our unrealized losses on fixed maturity AFS securities, see “Composition by Industry Categories of our Unrealized Losses on Fixed Maturity AFS Securities” below.

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require a credit allowance. We do not believe the unrealized loss position as of March 31, 2024, required an impairment recognized in earnings as: (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. This conclusion is consistent with our asset-liability management process. Management considered the following as part of the evaluation:

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

We recognized $(2) million of credit loss benefit (expense) on our fixed maturity AFS securities for the three months ended March 31, 2024, and $(17) million for the corresponding period in 2023. In order to determine the amount of credit loss, we calculated the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover. To determine the recoverability, we considered the facts and circumstances surrounding the underlying issuer including, but not limited to, the following:

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

For information on credit loss impairment on fixed maturity AFS securities, see Notes 1, 3 and 17 herein.

As reported on the Consolidated Balance Sheets, we had $134.2 billion of liabilities for future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which exceeded investments and cash and invested cash, which totaled $129.8 billion as of March 31, 2024. If it were necessary to liquidate fixed maturity AFS securities prior to maturity or call to meet cash flow needs, we would first look to those fixed maturity AFS securities that are in an unrealized gain position, which had a fair value of $16.9 billion as of March 31, 2024, rather than selling fixed maturity AFS securities in an unrealized loss position. The amount of cash that we have on hand at any point in time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business. For additional information, see “Liquidity and Capital Resources” below.

As of March 31, 2024, and December 31, 2023, the estimated fair value for all private placement securities was $20.3 billion and $20.6 billion, respectively, representing 16% and 17% of total investments, respectively.

Mortgage-Backed Securities (Included in Fixed Maturity AFS and Trading Securities)

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Mortgage-Backed Securities” in our 2023 Form 10-K for a discussion of our mortgage-backed securities.

The market value of fixed maturity AFS and trading securities backed by subprime loans was $172 million and represented less than 1% of our total investment portfolio as of March 31, 2024. Fixed maturity AFS securities represented $165 million, or 96%, and trading securities represented $7 million, or 4%, of the subprime exposure as of March 31, 2024. The table below summarizes our investments in fixed maturity AFS securities backed by pools of residential mortgages (in millions) as of March 31, 2024:

	Agency		Prime		Alt-A		Subprime/ Option ARM (1)		Total
	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value
Type
RMBS	$1,627	$1,422	$183	$178	$54	$59	$93	$100	$1,957	$1,759
ABS home equity	–	–	16	16	12	19	142	161	170	196
Total by type (2)(3)	$1,627	$1,422	$199	$194	$66	$78	$235	$261	$2,127	$1,955

Rating
AAA	$–	$–	$97	$94	$2	$1	$6	$6	$105	$101
AA	1,627	1,422	8	8	1	1	–	–	1,636	1,431
A	–	–	5	5	1	1	5	5	11	11
BBB	–	–	32	28	13	20	6	6	51	54
BB and below	–	–	57	59	49	55	218	244	324	358
Total by rating (2)(3)(4)	$1,627	$1,422	$199	$194	$66	$78	$235	$261	$2,127	$1,955

Origination Year
2014 and prior	$377	$358	$73	$74	$66	$78	$235	$261	$751	$771
2015	130	114	15	14	–	–	–	–	145	128
2016	382	314	–	–	–	–	–	–	382	314
2017	157	133	–	–	–	–	–	–	157	133
2018	146	134	–	–	–	–	–	–	146	134
2019	153	122	–	–	–	–	–	–	153	122
2020	72	60	3	3	–	–	–	–	75	63
2021	125	105	26	23	–	–	–	–	151	128
2022	58	56	60	58	–	–	–	–	118	114
2023	27	26	17	17	–	–	–	–	44	43
2024	–	–	5	5	–	–	–	–	5	5
Total by origination year (2)(3)	$1,627	$1,422	$199	$194	$66	$78	$235	$261	$2,127	$1,955

Total fixed maturity AFS securities backed by pools of
residential mortgages as a percentage of total fixed maturity AFS securities	2.2%	2.2%

Total prime, Alt-A and subprime/option ARM as a percentage of total fixed maturity AFS securities	0.5%	0.6%

(1) Includes the net amortized cost and fair value of option adjustable rate mortgages (“ARM”) within RMBS, totaling $89 million and $96 million, respectively.
(2) Does not include the amortized cost of trading securities totaling $61 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $61 million in trading securities consisted of $53 million prime and $8 million subprime.
(3) Does not include the fair value of trading securities totaling $50 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $50 million in trading securities consisted of $43 million prime and $7 million subprime.

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

The following summarizes our investments in fixed maturity AFS securities backed by pools of commercial mortgages (in millions) as of March 31, 2024:

	Multiple Property		Single Property		Total
	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value
Type
CMBS (1)(2)	$1,591	$1,427	$67	$57	$1,658	$1,484

Rating
AAA	$1,097	$1,006	$16	$15	$1,113	$1,021
AA	490	417	48	39	538	456
A	4	4	3	3	7	7
Total by rating (1)(2)(3)	$1,591	$1,427	$67	$57	$1,658	$1,484

Origination Year
2014 and prior	$26	$25	$7	$6	$33	$31
2015	26	25	–	–	26	25
2016	72	66	–	–	72	66
2017	198	186	1	1	199	187
2018	141	134	–	–	141	134
2019	323	291	–	–	323	291
2020	254	210	–	–	254	210
2021	247	199	3	3	250	202
2022	158	144	39	31	197	175
2023	118	119	13	12	131	131
2024	28	28	4	4	32	32
Total by origination year (1)(2)	$1,591	$1,427	$67	$57	$1,658	$1,484

Total fixed maturity AFS securities backed by pools of
commercial mortgages as a percentage of total fixed maturity AFS securities	1.7%	1.7%

(1) Does not include the amortized cost of trading securities totaling $125 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $125 million in trading securities consisted of $85 million of multiple property CMBS and $40 million of single property CMBS.
(2) Does not include the fair value of trading securities totaling $108 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $108 million in trading securities consisted of $74 million of multiple property CMBS and $34 million of single property CMBS.
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

The composition by industry categories of all fixed maturity AFS securities in an unrealized loss position (in millions) as of March 31, 2024, was as follows:

	Net Amortized Cost	% Net Amortized Cost	Gross Unrealized Losses	% Gross Unrealized Losses	Fair Value	% Fair Value
Electric	$7,433	9.1%	$1,119	10.6%	$6,314	8.9%
Healthcare	6,008	7.4%	1,104	10.4%	4,904	6.9%
ABS	8,309	10.2%	592	5.6%	7,717	10.9%
Technology	4,353	5.3%	572	5.4%	3,781	5.4%
Food and beverage	3,682	4.5%	516	4.9%	3,166	4.5%
Banking	5,374	6.6%	483	4.6%	4,891	6.9%
Local authorities	2,223	2.7%	405	3.8%	1,818	2.6%
Industrial – other	2,106	2.6%	398	3.8%	1,708	2.4%
Diversified manufacturing	2,290	2.8%	296	2.8%	1,994	2.8%
Pharmaceuticals	2,285	2.8%	284	2.7%	2,001	2.8%
Natural gas	1,669	2.0%	261	2.5%	1,408	2.0%
Brokerage asset management	1,709	2.1%	247	2.3%	1,462	2.1%
Chemicals	1,958	2.4%	236	2.2%	1,722	2.4%
Transportation services	2,061	2.5%	230	2.2%	1,831	2.6%
Retail	1,647	2.0%	230	2.2%	1,417	2.0%
Life insurance	1,275	1.6%	202	1.9%	1,073	1.5%
Property and casualty	1,388	1.7%	200	1.9%	1,188	1.7%
Aerospace and defense	1,319	1.6%	191	1.8%	1,128	1.6%
Non-agency CMBS	1,464	1.8%	177	1.7%	1,287	1.8%
Utility – other	1,125	1.4%	170	1.6%	955	1.3%
Consumer products	1,100	1.4%	157	1.5%	943	1.3%
Midstream	1,515	1.9%	153	1.4%	1,362	1.9%
Government sponsored	483	0.6%	129	1.2%	354	0.5%
Wirelines	876	1.1%	128	1.2%	748	1.1%
Railroads	859	1.1%	127	1.2%	732	1.0%
Automotive	1,504	1.8%	123	1.2%	1,381	1.9%
Wireless	740	0.9%	110	1.0%	630	0.9%
Integrated	680	0.9%	107	1.0%	573	0.8%
Industries with unrealized losses
less than $100 million	13,990	17.2%	1,634	15.4%	12,356	17.5%
Total by industry	$81,425	100.0%	$10,581	100.0%	$70,844	100.0%

Total by industry as a percentage of
total fixed maturity AFS securities	83.5%	100.0%	80.7%

 Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of March 31, 2024
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$17,348	$1,927	$19,275	99.5%
Delinquent (1)	45	23	68	0.3%
Foreclosure (2)	–	38	38	0.2%
Total mortgage loans on real estate before allowance	17,393	1,988	19,381	100.0%
Allowance for credit losses	(84)	(31)	(115)
Total mortgage loans on real estate	$17,309	$1,957	$19,266

	As of December 31, 2023
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$17,273	$1,742	$19,015	99.7%
Delinquent (1)	–	21	21	0.1%
Foreclosure (2)	–	41	41	0.2%
Total mortgage loans on real estate before allowance	17,273	1,804	19,077	100.0%
Allowance for credit losses	(86)	(28)	(114)
Total mortgage loans on real estate	$17,187	$1,776	$18,963

(1) As of March 31, 2024, and December 31, 2023, 2 and no commercial mortgage loans and 36 and 34 residential mortgage loans, respectively, were delinquent.
(2) As of March 31, 2024, and December 31, 2023, no commercial mortgage loans and 82 residential mortgage loans, respectively, were in foreclosure.

As of March 31, 2024, there were 3 specifically identified impaired commercial mortgage loans on real estate with an aggregate carrying value of $2 million and 101 specifically identified impaired residential mortgage loans on real estate with an aggregate carrying value of $50 million. As of December 31, 2023, there were 3 specifically identified impaired commercial mortgage loans on real estate with an aggregate carrying value of $2 million and 99 specifically identified impaired residential mortgage loans on real estate with an aggregate carrying value of $47 million.

The total outstanding principal and interest on commercial mortgage loans on real estate that were two or more payments delinquent, excluding foreclosures, as of March 31, 2024, and December 31, 2023, was $62 million and less than $1 million, respectively. The total outstanding principal and interest on residential mortgage loans on real estate that were three or more payments delinquent, excluding foreclosures, as of March 31, 2024, and December 31, 2023, was $23 million and $20 million, respectively.

The carrying value of mortgage loans on real estate by business segment (in millions) was as follows:

	As of March 31, 2024	As of December 31, 2023
Segment
Annuities	$7,637	$7,362
Life Insurance	3,681	3,675
Group Protection	1,552	1,550
Retirement Plan Services	4,778	4,813
Other Operations	1,618	1,563
Total mortgage loans on real estate	$19,266	$18,963

The composition of commercial mortgage loans (in millions) by property type, geographic region and state is shown below:

	As of March 31, 2024			As of March 31, 2024
	Carrying Value	%		Carrying Value	%
Property Type			State
Apartment	$5,538	32.1%	CA	$4,592	26.5%
Industrial	4,672	27.0%	TX	1,645	9.5%
Office building	3,337	19.3%	FL	1,015	5.9%
Retail	2,691	15.5%	NY	903	5.2%
Other commercial	770	4.4%	AZ	868	5.0%
Mixed use	162	0.9%	PA	784	4.5%
Hotel/motel	139	0.8%	WA	690	4.0%
Total	$17,309	100.0%	MD	682	4.0%
Geographic Region			GA	624	3.6%
Pacific	5,608	32.4%	TN	550	3.2%
South Atlantic	3,677	21.2%	NC	473	2.7%
Middle Atlantic	2,066	11.9%	NJ	379	2.2%
West South Central	1,785	10.3%	VA	379	2.2%
Mountain	1,486	8.6%	OH	372	2.1%
East North Central	1,172	6.8%	WI	352	2.0%
East South Central	677	3.9%	OR	325	1.9%
West North Central	454	2.6%	SC	300	1.7%
New England	356	2.1%	Non U.S.	28	0.2%
Non U.S.	28	0.2%	All other states	2,348	13.6%
Total	$17,309	100.0%	Total	$17,309	100.0%

The following table shows the principal amount (in millions) of our commercial and residential mortgage loans by year in which the principal is contractually obligated to be repaid:

	As of March 31, 2024
	Commercial	Residential	Total	%
Principal Repayment Year
2024	$751	$22	$773	4.0%
2025	1,018	27	1,045	5.4%
2026	1,395	27	1,422	7.4%
2027	1,776	29	1,805	9.3%
2028	2,146	30	2,176	11.2%
2029 and thereafter	10,352	1,804	12,156	62.7%
Total	$17,438	$1,939	$19,377	100.0%

See Note 3 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for credit losses

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three Months Ended March 31,
	2024	2023
Annuities	$2	$3
Life Insurance	74	46
Group Protection	1	2
Retirement Plan Services	1	2
Total (1)	$78	$53

(1) Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of March 31, 2024, and December 31, 2023, alternative investments included investments in 358 and 352 different partnerships, respectively, and the portfolio represented approximately 3% of total investments. The partnerships do not represent off-balance sheet financing and generally involve several third-party partners. Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and are not material to our liquidity. Alternative investments are accounted for using the equity method of accounting and are included in other investments on the Consolidated Balance Sheets.

Non-Income Producing Investments

As of March 31, 2024, and December 31, 2023, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $113 million and $79 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three Months Ended March 31,
	2024	2023
Net Investment Income
Fixed maturity AFS securities	$1,051	$1,205
Trading securities	32	44
Equity securities	4	3
Mortgage loans on real estate	196	180
Policy loans	25	27
Cash and invested cash	37	26
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	2	3
Alternative investments (2)	78	53
Consent fees	–	1
Other investments	15	(1)
Investment income	1,440	1,541
Investment expense	(94)	(75)
Net investment income	$1,346	$1,466

(1) See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2) See “Alternative Investments” above for additional information.

	For the Three Months Ended March 31,
	2024	2023
Interest Rate Yield
Fixed maturity AFS securities, mortgage loans on
real estate and other, net of investment expenses	4.00%	4.03%
Commercial mortgage loan prepayment and
bond make-whole premiums	0.00%	0.01%
Alternative investments	0.26%	0.15%
Net investment income yield on invested assets	4.26%	4.19%

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

Capital

Capital refers to our long-term financial resources to support the operations of our businesses, to fund long-term growth strategies and to support our operations during adverse conditions. Our ability to generate and maintain sufficient capital depends on the profitability of our businesses, general economic conditions and access to the capital markets and other sources of liquidity and capital as described below. Disruptions, uncertainty or volatility in the capital and credit markets may materially affect our business operations and results of operations and may adversely affect our insurance subsidiaries’ statutory surplus and RBC ratio.

Reductions to our subsidiaries’ statutory surplus and/or RBC ratio may cause them to retain more capital, which may pressure their ability to pay dividends to LNC, which may lead us to take steps to preserve or raise additional capital. We believe we have appropriate capital to operate our business in accordance with our strategy. For more information, see “Subsidiaries’ Capital” below.

For factors that could cause actual results to differ materially from those set forth in this section and that could affect our expectations for liquidity and capital, see “Part I – Item 1A. Risk Factors” in our 2023 Form 10-K and “Forward-Looking Statements – Cautionary Language” above.

Consolidated Sources and Uses of Liquidity and Capital

Our primary sources of liquidity and capital are insurance premiums and fees, investment income, maturities and sales of investments, issuance of debt or other types of securities and policyholder deposits. We also have access to alternative sources of liquidity as discussed below. Our primary uses are to pay policy claims and benefits, to fund commissions and other general operating expenses, to purchase investments, to fund policy surrenders and withdrawals, to pay dividends to our common and preferred stockholders, to repurchase our common stock and to repay debt. Our operating activities provided (used) cash of $(1.3) billion and $(774) million for the three months ended March 31, 2024 and 2023, respectively.

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

Details underlying the primary sources of the holding company’s liquidity (in millions) were as follows:

	For the Three Months Ended March 31,
	2024	2023
Dividends from Subsidiaries
LNL	$180	$105
Lincoln National Reinsurance Company (Barbados) Limited	–	100
Total dividends from subsidiaries	$180	$205

Interest from Subsidiaries
Interest on inter-company notes	$40	$36

The table above focuses on significant and recurring cash flow items and excludes the effects of certain financing activities, including the periodic issuance and retirement of debt, issuance of preferred stock, cash flows related to our inter-company cash management program and certain investing activities, including capital contributions to subsidiaries. These activities are discussed below. Taxes have been eliminated from the analysis due to a tax sharing agreement among our primary subsidiaries resulting in a modest effect on net cash flows at the holding company. Also excluded from this analysis is the modest amount of investment income on short-term investments of the holding company and employee stock exercise activity related to our stock-based incentive compensation plans. See “Part IV – Item 15(a)(2) Financial Statement Schedules – Schedule II – Condensed Financial Information of Registrant” in our 2023 Form 10-K for the holding company cash flow statement. For information regarding limits on the dividends that our insurance subsidiaries may pay without prior approval, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Holding Company Sources and Uses of Liquidity and Capital – Restrictions on Subsidiaries’ Dividends” in our 2023 Form 10-K.

Subsidiaries’ Capital

Our insurance subsidiaries must maintain certain regulatory capital levels. We utilize the RBC ratio as a primary measure of the capital adequacy of our insurance subsidiaries. The RBC ratio is an important factor in the determination of the credit and financial strength ratings of LNC and its subsidiaries, as a reduction in our insurance subsidiaries’ surplus will affect their RBC ratios and dividend-paying capacity. For additional information on RBC ratios, see “Part I – Item 1. Business – Regulatory – Insurance Regulation – Risk-Based Capital” in our 2023 Form 10-K.

Our insurance subsidiaries’ regulatory capital levels are affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. For instance, our term products and UL products containing secondary guarantees require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”) and Actuarial Guideline XXXVIII (“AG38”), respectively. Our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives or reinsurance subsidiaries. Our captive reinsurance and reinsurance subsidiaries provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner and free up capital the insurance subsidiaries can use for any number of purposes, including paying dividends to the holding company. We use long-dated LOCs and debt financing as well as other financing strategies to finance those reserves. Included in the LOCs issued as of March 31, 2024, was $1.8 billion of long-dated LOCs issued to support inter-company reinsurance agreements for UL products containing secondary guarantees. For information on the LOCs, see the credit facilities table in Note 14 in our 2023 Form 10-K. Our captive reinsurance and reinsurance subsidiaries have also issued long-term notes of $3.8 billion to finance a portion of the excess reserves associated with our term and UL products with secondary guarantees as of March 31, 2024; of this amount, $3.1 billion involve exposure to variable interest entities. For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 5 in our 2023 Form 10-K. We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees. LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.

Statutory reserves established for variable annuity guaranteed benefit riders are sensitive to changes in the equity markets and interest rates and are affected by the level of account balances relative to the level of any guarantees, product design and reinsurance arrangements. As a result, the relationship between reserve changes and equity market performance is non-linear during any given reporting period. Our insurance subsidiaries’ cede a portion of the guaranteed benefit riders to Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”) through a modified coinsurance agreement. Our variable annuity hedge program mitigates the risk to LNBAR from guaranteed benefit riders and continues to focus on generating sufficient income to fund future claims with a goal of maximizing distributable earnings and explicitly protecting capital. Market conditions greatly influence the ultimate capital required due to its effect on the valuation of reserves and supporting derivatives. In December 2022, LNC issued a long-term note to a non-affiliated variable interest entity in exchange for notes of like principal and duration classified as AFS securities. LNC contributed the securities to LNBAR to address asset value volatility based on market conditions. Under the current terms of the note facility, the maximum permissible principal amount of the note is $1.5 billion, the full amount of which was outstanding as of March 31, 2024. There are no impacts to the LNC Consolidated Balance Sheets based on the set-off right provided in the note facility. For more information, see Note 5 in our 2023 Form 10-K.

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

Details underlying our debt activities (in millions) for the three months ended March 31, 2024, were as follows:

	Beginning Balance	Issuance	Maturities, Repayments and Refinancing	Change in Fair Value Hedges	Other Changes (1)	Ending Balance
Short-Term Debt
Current maturities of long-term debt (2)	$250	$–	$(47)	$–	$300	$503

Long-Term Debt
Senior notes	4,491	350	–	(17)	(306)	4,518
Subordinated notes (3)	995	–	–	–	–	995
Capital securities (3)	213	–	–	–	–	213
Total long-term debt	$5,699	$350	$–	$(17)	$(306)	$5,726

(1) Includes the non-cash reclassification of long-term debt to current maturities of long-term debt, accretion (amortization) of discounts and premiums, amortization of debt issuance costs and amortization of adjustments from discontinued hedges, as applicable.
(2) As of March 31, 2024, consisted of $203 million principal amount of our term loan due December 3, 2024 and $300 million principal amount of our 3.35% Senior Notes due March 9, 2025.
(3) To hedge the variability in rates, we purchased interest rate swaps to lock in a fixed rate of approximately 5% over the remaining terms of the subordinated notes and capital securities.

On March 14, 2024, we completed the issuance and sale of $350 million aggregate principal amount of our 5.852% Senior Notes due 2034. We used a portion of the net proceeds to fund the repayment of $47 million of our term loan due December 3, 2024. We intend to use the remaining net proceeds from the offering to fund the repayment of the Company’s 3.35% Senior Notes due 2025 on or prior to their maturity, and possible repurchases of other of our outstanding debt securities, as well as to pay fees and expenses in respect of the foregoing.

LNC made interest payments to service debt of $62 million and $72 million for the three months ended March 31, 2024 and 2023.

For additional information about our short-term and long-term debt and our credit facilities, see Note 14 in our 2023 Form 10-K.

Preferred Stock

Details underlying preferred stock dividends paid (in millions) were as follows:

	For the Three Months Ended March 31,
	2024	2023
Series C preferred stock dividends	$23	$13
Series D preferred stock dividends	11	12
Total preferred stock dividends	$34	$25

For additional information, see Note 15.

Capital Contributions to Subsidiaries

LNC made capital contributions to subsidiaries of zero and $5 million for the three months ended March 31, 2024 and 2023.

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

Details underlying return of capital to common stockholders (in millions) were as follows:

	For the Three Months Ended March 31,
	2024	2023
Dividends to common stockholders	$76	$76
Total cash returned to common stockholders	$76	$76

Number of shares repurchased	–	–

Alternative Sources of Liquidity

Inter-Company Cash Management Program

To promote effective short-term cash management strategies, we utilize an inter-company cash management program between LNC and participating subsidiaries under which each entity can lend to or borrow from the holding company to meet short-term borrowing needs. As of March 31, 2024, the holding company had a net receivable of $648 million due from certain subsidiaries in the inter-company cash management program. Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions. For our Indiana-domiciled insurance subsidiary, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC.

Facility Agreement for Senior Notes Issuance

LNC entered into a facility agreement in 2020 with a Delaware trust that gives LNC the right over a 10-year period to issue, from time to time, up to $500 million of 2.330% Senior Notes to the trust in exchange for a corresponding amount of U.S. Treasury securities held by the trust. By agreeing to purchase the 2.330% Senior Notes in exchange for U.S. Treasury securities upon exercise of the issuance right, the trust will provide a source of liquid assets for the Company. The issuance right will be exercised automatically in full upon our failure to make certain payments to the trust, if the failure to pay is not cured within 30 days, or upon certain bankruptcy events involving LNC. We are also required to exercise the issuance right in full if our consolidated stockholders’ equity (excluding AOCI) falls below a minimum threshold (which was $2.75 billion as of March 31, 2024, and is subject to adjustment from time to time in certain cases) and upon certain other events described in the facility agreement. For additional information, see Note 14 in our 2023 Form 10-K.

Federal Home Loan Bank

Our primary insurance subsidiary, The Lincoln National Life Insurance Company (“LNL”), is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of March 31, 2024, LNL had an estimated maximum borrowing capacity of $7.0 billion under the FHLBI facility and maximum available borrowing based on qualifying assets of $5.1 billion. As of March 31, 2024, LNL had outstanding borrowings of $2.9 billion under this facility reported within payables for collateral on investments on the Consolidated Balance Sheets. Lincoln Life & Annuity Company of New York (“LLANY”) is a member of the Federal Home Loan Bank of New York (“FHLBNY”) with an estimated maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of March 31, 2024, LLANY had no outstanding borrowings under this facility. For additional information, see “Payables for Collateral on Investments” in Note 3.

Securities Lending Programs and Repurchase Agreements

Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements. As of March 31, 2024, our insurance subsidiaries had securities pledged under securities lending agreements with a carrying value of $283 million. In addition, our insurance and reinsurance subsidiaries had access to $2.25 billion through committed repurchase agreements, of which $25 million was utilized as of March 31, 2024. The cash received in our securities lending programs and repurchase agreements is typically invested in cash and invested cash or fixed maturity AFS securities. For additional information, see “Payables for Collateral on Investments” in Note 3.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net collateral payable position) and posted with counterparties (when we are in a net collateral receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of March 31, 2024, we were in a net collateral payable position of $6.8 billion compared to $5.0 billion as of December 31, 2023. In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty. If we do not have sufficient high-quality securities or cash and invested cash to provide as collateral, we have committed liquidity sources through facilities that can provide up to $1.25 billion of additional liquidity to help meet collateral needs. Access to such facilities is contingent upon interest rates having achieved certain threshold levels. In addition to these facilities, we have the facility agreement for senior notes issuance, the FHLB facilities and the repurchase agreements discussed above as well as the five-year revolving credit facility discussed in Note 14 in our 2023 Form 10-K to leverage that would be eligible for collateral posting. For additional information, see “Credit Risk” in Note 5.

Ratings

Financial Strength Ratings

See “Part I – Item 1. Business – Financial Strength Ratings” in our 2023 Form 10-K for information on our financial strength ratings.

Credit Ratings

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Ratings” in our 2023 Form 10-K for information on our credit ratings.

If our current financial strength ratings or credit ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity. For the majority of our derivative counterparties, there is a termination event with respect to LNC if its long-term senior debt ratings drop below BBB-/Baa3 (S&P/Moody’s); or with respect to LNL if its financial strength ratings drop below BBB-/Baa3 (S&P/Moody’s). Our long-term senior debt held a rating of BBB+/Baa2 (S&P/Moody’s) as of March 31, 2024. In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products. See “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2023 Form 10-K for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that considers diversification. We have exposures to several market risks including interest rate risk, equity market risk, credit risk and, to a lesser extent, foreign currency exchange risk. For information on these market risks, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the lawsuits captioned Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company, Iwanski v. First Penn-Pacific Life Insurance Company, TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company and Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, each of which was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). On March 7, 2024, the parties in Glover entered into a settlement agreement, which is subject to court approval. The provisional settlement encompasses policies that are at issue in the Glover case, which also includes all policies that are at issue in Iwanski, TVPX ARS INC. and Vida. On March 8, 2024, the Glover plaintiffs filed a motion for preliminary approval of the provisional settlement by the court in respect of policies included in Glover and the related cases. The provisional settlement, which is subject to both preliminary and final approval of the court, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in Iwanski, TVPX ARS INC. and Vida). A motion has been filed to stay the proceedings in the Iwanski and TVPX ARS INC. matters pending the completion of the settlement approval process in Glover. With respect to Vida, on March 29, 2024, the court issued its summary judgment decision in that matter, granting LLANY’s motion in part and denying it in part, and entering summary judgment against twenty-two policyholders that the court determined were not economically harmed. In addition, on April 12, 2024, LLANY filed a motion to stay proceedings in Vida pending the completion of the settlement approval process in Glover; oral argument has been scheduled for May 9, 2024.

Reference is made to In re: Lincoln National COI Litigation and In re: Lincoln National 2017 COI Rate Litigation, both previously disclosed in the 2023 Form 10-K. No additional opt-outs were received following the supplemental notice period, and settlement distribution payments to all class members were completed on April 8, 2024.

Donald C. Meade, et al v. Lincoln National Corporation, Ellen Cooper, Dennis Glass, Randal Freitag (“Defendants”), No. 2:24-cv-01704, pending in the U.S. District Court for the Eastern District of Pennsylvania, is a putative class action that was filed on April 23, 2024. Plaintiff Donald

C. Meade seeks to represent persons and entities that purchased or otherwise acquired Lincoln National securities between November 4, 2020, and November 2, 2022, inclusive. Plaintiff alleges claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, and under SEC Rule 10b-5. Plaintiff alleges that, throughout the class period, Defendants made materially false and/or misleading statements, as well as failed to disclose material adverse facts about the Company’s business, operations and prospects. Specifically, plaintiff alleges that Defendants failed to disclose to investors: (i) that the Company was experiencing a decline in its VUL business; (ii) that, as a result, the goodwill associated with the life insurance business was overstated; (iii) that, as a result, the Company’s policy lapse assumptions were outdated; (iv) that, as a result, the Company’s reserves were overstated; (v) that, as a result, the Company’s reported financial results and financial statements were misstated; and (vi) that, as a result, Defendants’ positive statements about the Company’s business, operations, and prospects were materially misleading and/or lacked a reasonable basis. Plaintiff alleges that he and other putative class members thereby suffered loss and damage. We are vigorously defending this matter.

See Note 14 in “Part I – Item 1. Financial Statements” for further discussion regarding these matters and other contingencies.

Item 1A. Risk Factors

In addition to the factors set forth in “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements – Cautionary Language,” you should carefully consider the risks described under “Part I – Item 1A. Risk Factors” in our 2023 Form 10-K. Such risks and uncertainties are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business, financial condition and results of operations could be materially affected. In that case, the value of our securities could decline substantially.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following summarizes purchases of equity securities by the Company during the quarter ended March 31, 2024 (dollars in millions, except per share data):

			(c) Total Number	(d) Approximate Dollar
	(a) Total		of Shares	Value of Shares
	Number	(b) Average	Purchased as Part of	that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs (1)	Plans or Programs (1)
1/1/24 – 1/31/24	-	$–	-	$714

2/1/24 – 2/29/24	-	-	-	714

3/1/24 – 3/31/24	-	-	-	714

(1) On November 10, 2021, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.5 billion. As of March 31, 2024, our remaining security repurchase authorization was $714 million. The security repurchase authorization does not have an expiration date. The amount and timing of share repurchases depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital. Our stock repurchases may be effected from time to time through open market purchases or in privately negotiated transactions and may be made pursuant to an accelerated share repurchase agreement or Rule 10b5-1 plan.

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2024, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 114, which is incorporated herein by reference.

LINCOLN NATIONAL CORPORATION
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended March 31, 2024

4.1	Form of 5.852% Senior Notes due 2034 is incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 1-6028) filed with the Securities and Exchange Commission on March 14, 2024.
10.1	Form of Long-Term Incentive Award Program Performance Cycle (“PSA”) Agreement for CEO (effective February 2024).*
10.2	Form of Restricted Stock Unit (“RSU”) Award Agreement for CEO (effective February 2024).*
10.3	Form of PSA Agreement for Senior Management Committee (“SMC”) (other than CEO) (effective February 2024).*
10.4	Form of RSU Award Agreement for SMC (other than CEO) (effective February 2024).*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
Adam Cohen Senior Vice President, Chief Accounting Officer and Treasurer
Dated: May 2, 2024