Form 10-Q
period 2024-06-30
LINCOLN NATIONAL CORP
filed 2024-08-01
CIK 59558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
OR
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
Yes ☐   No  ☒

As of July 29, 2024, there were 170,197,108 shares of the registrant’s common stock outstanding.
—————————————————————————————————————————————————————

Lincoln National Corporation

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
LINCOLN NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of	As of
	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2024 - $97,723; 2023 - $97,433; allowance for credit losses: 2024 - $39; 2023 - $19)	$87,174	$88,738
Trading securities	2,201	2,359
Equity securities	295	306
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2024 - $258; 2023 - $288)	20,152	18,963
Policy loans	2,513	2,476
Derivative investments	8,608	6,474
Other investments	5,652	5,015
Total investments	126,595	124,331
Cash and invested cash	5,475	3,365
Deferred acquisition costs, value of business acquired and deferred sales inducements	12,435	12,397
Reinsurance recoverables, net of allowance for credit losses	29,126	29,843
Deposit assets, net of allowance for credit losses	29,888	28,789
Market risk benefit assets	4,754	3,894
Accrued investment income	1,135	1,082
Goodwill	1,144	1,144
Other assets	8,782	9,311
Separate account assets	165,199	158,257
Total assets	$384,533	$372,413
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Policyholder account balances	$124,113	$120,737
Future contract benefits	38,560	39,864
Funds withheld reinsurance liabilities	17,044	17,641
Market risk benefit liabilities	1,275	1,716
Deferred front-end loads	6,306	5,901
Payables for collateral on investments	11,114	8,105
Short-term debt	450	250
Long-term debt	5,716	5,699
Other liabilities	6,807	7,350
Separate account liabilities	165,199	158,257
Total liabilities	376,584	365,520
Contingencies and Commitments (See Note 14)
Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized:
Series C preferred stock – 20,000 shares authorized, issued and outstanding
as of June 30, 2024, and December 31, 2023	493	493
Series D preferred stock – 20,000 shares authorized, issued and outstanding
as of June 30, 2024, and December 31, 2023	493	493
Common stock – 800,000,000 shares authorized; 170,188,487 and 169,666,137 shares
issued and outstanding as of June 30, 2024, and December 31, 2023, respectively	4,641	4,605
Retained earnings	6,691	4,778
Accumulated other comprehensive income (loss)	(4,369)	(3,476)
Total stockholders’ equity	7,949	6,893
Total liabilities and stockholders’ equity	$384,533	$372,413
See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Insurance premiums	$1,625	$1,612	$3,226	$3,191
Fee income	1,339	1,365	2,662	2,744
Net investment income	1,332	1,508	2,679	2,974
Realized gain (loss)	663	(1,784)	230	(2,612)
Amortization of deferred gain (loss) on business sold through
reinsurance	(12)	9	(24)	19
Other revenues	206	219	496	427
Total revenues	5,153	2,929	9,269	6,743
Expenses
Benefits	2,008	2,192	4,011	4,483
Interest credited	853	808	1,675	1,593
Market risk benefit (gain) loss	(136)	(2,023)	(2,043)	(1,404)
Policyholder liability remeasurement (gain) loss	(105)	(110)	(117)	(228)
Commissions and other expenses	1,351	1,376	2,951	2,701
Interest and debt expense	86	84	167	166
Total expenses	4,057	2,327	6,644	7,311
Income (loss) before taxes	1,096	602	2,625	(568)
Federal income tax expense (benefit)	201	91	509	(198)
Net income (loss)	895	511	2,116	(370)
Other comprehensive income (loss), net of tax:
Unrealized investment gain (loss)	(313)	(513)	(440)	1,261
Market risk benefit non-performance risk gain (loss)	(197)	(924)	(661)	101
Policyholder liability discount rate remeasurement gain (loss)	92	112	208	(90)
Foreign currency translation adjustment	–	5	(1)	8
Funded status of employee benefit plans	–	(30)	1	(32)
Total other comprehensive income (loss), net of tax	(418)	(1,350)	(893)	1,248
Comprehensive income (loss)	$477	$(839)	$1,223	$878

Net Income (Loss) Available to Common Stockholders
Net income (loss)	$895	$511	$2,116	$(370)
Preferred stock dividends declared	(11)	(11)	(46)	(36)
Deferred units of LNC stock in our deferred compensation plans	–	2	3	(2)
Net income (loss) available to common stockholders	$884	$502	$2,073	$(408)

Net Income (Loss) Per Common Share
Basic	$5.18	$2.95	$12.16	$(2.40)
Diluted	5.11	2.94	12.03	(2.41)

Cash Dividends Declared Per Preferred Share
Series C preferred stock	$–	$–	$1,156.25	$635.94
Series D preferred stock	562.50	562.50	1,125.00	1,181.25

Cash Dividends Declared Per Common Share	$0.45	$0.45	$0.90	$0.90

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Preferred Stock
Balance as of beginning-of-period	$986	$986	$986	$986
Balance as of end-of-period	986	986	986	986

Common Stock
Balance as of beginning-of-period	4,624	4,560	4,605	4,544
Stock compensation/issued for benefit plans	17	15	36	31
Balance as of end-of-period	4,641	4,575	4,641	4,575

Retained Earnings
Balance as of beginning-of-period	5,887	4,940	4,778	5,924
Net income (loss)	895	511	2,116	(370)
Preferred stock dividends declared	(11)	(11)	(46)	(36)
Common stock dividends declared	(80)	(78)	(157)	(156)
Balance as of end-of-period	6,691	5,362	6,691	5,362

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	(3,951)	(3,754)	(3,476)	(6,352)
Other comprehensive income (loss), net of tax	(418)	(1,350)	(893)	1,248
Balance as of end-of-period	(4,369)	(5,104)	(4,369)	(5,104)
Total stockholders’ equity as of end-of-period	$7,949	$5,819	$7,949	$5,819

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$2,116	$(370)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Realized (gain) loss	(230)	2,612
Market risk benefit (gain) loss	(2,043)	(1,404)
Sales and maturities (purchases) of trading securities, net	150	607
Amortization of deferred gain (loss) on business sold through reinsurance	24	(19)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads	367	317
Accrued investment income	(62)	(5)
Insurance liabilities and reinsurance-related balances	(2,360)	(1,578)
Accrued expenses	48	(68)
Federal income tax accruals	509	(198)
Other	(721)	(146)
Net cash provided by (used in) operating activities	(2,202)	(252)
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(5,109)	(5,323)
Sales of available-for-sale securities and equity securities	1,243	2,402
Maturities of available-for-sale securities	3,610	2,820
Purchases of alternative investments	(554)	(322)
Sales and repayments of alternative investments	97	64
Issuance of mortgage loans on real estate	(2,132)	(719)
Repayment and maturities of mortgage loans on real estate	624	525
Repayment (issuance) of policy loans, net	(37)	(67)
Net change in collateral on investments, certain derivatives and related settlements	3,933	(401)
Cash received from disposition, net of cash transferred	621	–
Other	(56)	(161)
Net cash provided by (used in) investing activities	2,240	(1,182)
Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(100)	–
Issuance of long-term debt, net of issuance costs	346	–
Payment related to sale-leaseback transactions	(8)	(58)
Proceeds from certain financing arrangements	–	65
Payment related to certain financing arrangements	(88)	(20)
Deposits of fixed account balances	8,108	7,524
Withdrawals of fixed account balances	(6,068)	(5,076)
Transfers from (to) separate accounts, net	87	(381)
Common stock issued for benefit plans	(6)	(6)
Dividends paid to preferred stockholders	(46)	(36)
Dividends paid to common stockholders	(153)	(153)
Net cash provided by (used in) financing activities	2,072	1,859
Net increase (decrease) in cash, invested cash and restricted cash	2,110	425
Cash, invested cash and restricted cash as of beginning-of-year	3,365	3,343
Cash, invested cash and restricted cash as of end-of-period	$5,475	$3,768

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Interim results for the six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024. All material inter-company accounts and transactions have been eliminated in consolidation.

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

Sale of Wealth Management Business

On May 6, 2024, we closed the previously announced sale of all of the ownership interests in the subsidiaries of the Company that comprise the Company’s wealth management business to Osaic Holdings, Inc., a Delaware corporation (“Osaic”), pursuant to the Stock Purchase Agreement entered into between LNC and Osaic on December 14, 2023 (the “Agreement”). Pursuant to the Agreement, the Company sold its ownership interests in the following subsidiaries: Lincoln Financial Securities Corporation, Lincoln Financial Advisors Corporation, California Fringe Benefit and Insurance Marketing Corporation, LFA, Limited Liability Company and LFA Management Corporation (collectively, the “Wealth Management Business”). We received $725 million in cash upon closing, subject to customary post-close adjustments that are not expected to be material, and recognized a $558 million pre-tax realized gain for the three months ended June 30, 2024, net of transaction expenses. Transaction expenses for the three and six months ended June 30, 2024, of $26 million and $35 million, respectively, were reported in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss). The sale provided approximately $650 million of statutory capital benefit. For more information, see Note 17.

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

3. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of fixed maturity available-for-sale (“AFS”) securities (in millions) were as follows:

	As of June 30, 2024
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$76,519	$551	$9,744	$13	$67,313
U.S. government bonds	423	4	38	–	389
State and municipal bonds	2,961	27	424	–	2,564
Foreign government bonds	303	12	55	–	260
RMBS	2,000	20	219	6	1,795
CMBS	1,722	2	182	–	1,542
ABS	13,563	75	547	19	13,072
Hybrid and redeemable preferred securities	232	21	13	1	239
Total fixed maturity AFS securities	$97,723	$712	$11,222	$39	$87,174

	As of December 31, 2023
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$77,085	$852	$8,272	$8	$69,657
U.S. government bonds	416	6	29	–	393
State and municipal bonds	3,106	101	417	–	2,790
Foreign government bonds	314	16	47	–	283
RMBS	1,948	28	197	6	1,773
CMBS	1,622	5	203	–	1,424
ABS	12,698	62	585	4	12,171
Hybrid and redeemable preferred securities	244	21	17	1	247
Total fixed maturity AFS securities	$97,433	$1,091	$9,767	$19	$88,738

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of June 30, 2024, were as follows:

	Amortized Cost	Fair Value
Due in one year or less	$4,780	$4,729
Due after one year through five years	17,654	16,949
Due after five years through ten years	13,904	12,645
Due after ten years	44,100	36,442
Subtotal	80,438	70,765
Structured securities (RMBS, CMBS, ABS)	17,285	16,409
Total fixed maturity AFS securities	$97,723	$87,174

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of June 30, 2024
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$30,140	$5,345	$27,155	$4,399	$57,295	$9,744
U.S. government bonds	88	6	198	32	286	38
State and municipal bonds	1,207	278	611	146	1,818	424
Foreign government bonds	81	25	92	30	173	55
RMBS	731	87	785	132	1,516	219
CMBS	796	93	555	89	1,351	182
ABS	3,169	172	4,680	375	7,849	547
Hybrid and redeemable
preferred securities	15	3	101	10	116	13
Total fixed maturity AFS securities	$36,227	$6,009	$34,177	$5,213	$70,404	$11,222

Total number of fixed maturity AFS securities in an unrealized loss position						7,467

	As of December 31, 2023
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$14,005	$3,270	$34,595	$5,002	$48,600	$8,272
U.S. government bonds	65	6	195	23	260	29
State and municipal bonds	371	72	874	345	1,245	417
Foreign government bonds	111	31	57	16	168	47
RMBS	360	20	886	177	1,246	197
CMBS	583	56	589	147	1,172	203
ABS	1,900	68	7,217	517	9,117	585
Hybrid and redeemable
preferred securities	32	3	95	14	127	17
Total fixed maturity AFS securities	$17,427	$3,526	$44,508	$6,241	$61,935	$9,767

Total number of fixed maturity AFS securities in an unrealized loss position						7,605

(1) As of June 30, 2024, and December 31, 2023, we recognized $18 million and $8 million of gross unrealized losses, respectively, in other comprehensive income (loss) (“OCI”) for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of June 30, 2024
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$3,536	$1,067	690
Six months or greater, but less than nine months	2,352	974	496
Nine months or greater, but less than twelve months	378	156	124
Twelve months or greater	3,321	1,451	653
Total	$9,587	$3,648	1,963

	As of December 31, 2023
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$2,492	$927	533
Six months or greater, but less than nine months	343	96	79
Nine months or greater, but less than twelve months	336	109	90
Twelve months or greater	4,094	2,922	997
Total	$7,265	$4,054	1,699

(1) We may reflect a security in more than one aging category based on various purchase dates.

Our gross unrealized losses on fixed maturity AFS securities increased by $1.5 billion for the six months ended June 30, 2024. As discussed further below, we do not believe the unrealized loss position as of June 30, 2024, required an impairment recognized in earnings as: (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of June 30, 2024, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of June 30, 2024, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to rising interest rates and widening credit spreads since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of June 30, 2024, and December 31, 2023, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of June 30, 2024, and December 31, 2023, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $2.9 billion and $3.0 billion, respectively, and a fair value of $2.8 billion. Based upon the analysis discussed above, we believe that as of June 30, 2024, and December 31, 2023, we would have recovered the amortized cost of each corporate bond.

As of June 30, 2024, the unrealized losses associated with our mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”) were attributable primarily to rising interest rates and widening credit spreads since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of June 30, 2024, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

Credit Loss Impairment on Fixed Maturity AFS Securities

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require an allowance for credit losses. Changes in the allowance for credit losses on fixed maturity AFS securities (in millions), aggregated by investment category, were as follows:

	For the Three Months Ended June 30, 2024
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-period	$10	$6	$4	$1	$21
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	1	–	15	–	16
Additions (reductions) for securities for which
credit losses were previously recognized	8	–	–	–	8
Reductions for disposed securities	(1)	–	–	–	(1)
Reductions for securities charged-off	(5)	–	–	–	(5)
Balance as of end-of-period (2)	$13	$6	$19	$1	$39

	For the Six Months Ended June 30, 2024
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-year	$8	$6	$4	$1	$19
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	2	–	15	–	17
Additions (reductions) for securities for which
credit losses were previously recognized	11	–	–	–	11
Reductions for disposed securities	(3)	–	–	–	(3)
Reductions for securities charged-off	(5)	–	–	–	(5)
Balance as of end-of-period (2)	$13	$6	$19	$1	$39

	For the Three Months Ended June 30, 2023
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-period	$27	$6	$5	$1	$39
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	2	–	–	–	2
Additions (reductions) for securities for which
credit losses were previously recognized	(3)	–	–	–	(3)
Reductions for securities charged-off	(13)	–	–	–	(13)
Balance as of end-of-period (2)	$13	$6	$5	$1	$25

	For the Six Months Ended June 30, 2023
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-year	$9	$7	$5	$1	$22
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were				.
not previously recognized	21	–	–	–	21
Additions (reductions) for securities for which
credit losses were previously recognized	(3)	(1)	–	–	(4)
Reductions for disposed securities	(1)	–	–	–	(1)
Reductions for securities charged-off	(13)	–	–	–	(13)
Balance as of end-of-period (2)	$13	$6	$5	$1	$25

(1) Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.
(2) As of June 30, 2024 and 2023, accrued investment income on fixed maturity AFS securities totaled $906 million and $1.1 billion, respectively, and was excluded from the estimate of credit losses.

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of June 30, 2024			As of December 31, 2023
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$17,522	$2,583	$20,105	$17,256	$1,665	$18,921
30 to 59 days past due	–	30	30	61	28	89
60 to 89 days past due	22	13	35	–	9	9
90 or more days past due	34	59	93	–	60	60
Allowance for credit losses	(93)	(40)	(133)	(86)	(28)	(114)
Unamortized premium (discount)	(6)	62	56	(7)	43	36
Mark-to-market gains (losses) (1)	(33)	(1)	(34)	(37)	(1)	(38)
Total carrying value	$17,446	$2,706	$20,152	$17,187	$1,776	$18,963

(1) Represents the mark-to-market on certain mortgage loans on real estate that support our modified coinsurance agreements where the investment results are passed directly to the reinsurers, and for which we have elected the fair value option. As of June 30, 2024, and December 31, 2023, $30 million and less than $1 million, respectively, of such mortgage loans on real estate were 90 or more days past due. See Note 13 for additional information.

Losses from loan modifications were $3 million and less than $1 million for the three months ended June 30, 2024 and 2023, respectively, and $3 million and less than $1 million for the six months ended June 30, 2024 and 2023, respectively, reported in realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows, excluding certain mortgage loans on real estate that support our modified coinsurance agreements where the investment results are passed directly to the reinsurers:

	As of June 30, 2024	As of December 31, 2023
Commercial mortgage loans on real estate	$26	$–
Residential mortgage loans on real estate	60	–
Total	$86	$–

We use loan-to-value (“LTV”) and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate. The amortized cost of commercial mortgage loans on real estate (dollars in millions) by year of origination and credit quality indicator was as follows:

	As of June 30, 2024
	LTV Less Than 65%	Debt-Service Coverage Ratio	LTV 65% to 75%	Debt-Service Coverage Ratio	LTV Greater Than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2024	$746	1.47	$31	1.32	$–	–	$777
2023	1,377	1.63	47	1.33	–	–	1,424
2022	1,735	1.74	100	1.41	1	1.17	1,836
2021	2,314	2.04	49	1.47	–	–	2,363
2020	1,185	2.47	4	1.05	–	–	1,189
2019 and prior	9,849	2.72	134	1.32	–	–	9,983
Total	$17,206		$365		$1		$17,572

	As of December 31, 2023
	LTV Less Than 65%	Debt-Service Coverage Ratio	LTV 65% to 75%	Debt-Service Coverage Ratio	LTV Greater Than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2023	$1,368	1.90	$54	1.38	$–	–	$1,422
2022	1,710	2.06	140	1.54	–	–	1,850
2021	2,335	3.34	61	1.55	–	–	2,396
2020	1,214	3.24	11	1.38	–	–	1,225
2019	2,446	2.40	80	1.56	10	2.33	2,536
2018 and prior	7,789	2.39	78	1.60	14	0.87	7,881
Total	$16,862		$424		$24		$17,310

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate. The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of June 30, 2024
	Performing	Nonperforming	Total
Origination Year
2024	$957	$–	$957
2023	556	4	560
2022	512	24	536
2021	448	15	463
2020	73	3	76
2019 and prior	141	14	155
Total	$2,687	$60	$2,747

	As of December 31, 2023
	Performing	Nonperforming	Total
Origination Year
2023	$515	$2	$517
2022	533	22	555
2021	465	18	483
2020	78	3	81
2019	99	13	112
2018 and prior	53	4	57
Total	$1,743	$62	$1,805

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

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	For the Three Months Ended June 30, 2024
	Commercial	Residential	Total
Balance as of beginning-of-period	$84	$31	$115
Additions (reductions) from provision for credit loss
expense (1)	9	9	18
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Balance as of end-of-period (2)	$93	$40	$133

	For the Six Months Ended June 30, 2024
	Commercial	Residential	Total
Balance as of beginning-of-year	$86	$28	$114
Additions (reductions) from provision for credit loss
expense (1)	7	12	19
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Balance as of end-of-period (2)	$93	$40	$133

	For the Three Months Ended June 30, 2023
	Commercial	Residential	Total
Balance as of beginning-of-period	$83	$20	$103
Additions (reductions) from provision for credit loss
expense (1)	(1)	3	2
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Balance as of end-of-period (2)	$82	$23	$105

	For the Six Months Ended June 30, 2023
	Commercial	Residential	Total
Balance as of beginning-of-year	$84	$15	$99
Additions (reductions) from provision for credit loss
expense (1)	(2)	8	6
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Balance as of end-of-period (2)	$82	$23	$105

(1) We recognized less than $1 million and $(1) million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the three months ended June 30, 2024 and 2023, respectively, and $1 million and $(1) million for the six months ended June 30, 2024 and 2023, respectively.
(2) Accrued investment income on mortgage loans on real estate totaled $81 million and $53 million as of June 30, 2024 and 2023, respectively, and was excluded from the estimate of credit losses.

Alternative Investments

As of June 30, 2024, and December 31, 2023, alternative investments included investments in 362 and 352 different partnerships, respectively, and represented approximately 3% of total investments.

Impairments on Fixed Maturity AFS Securities

Details underlying intent to sell impairments and credit loss benefit (expense) incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Intent to Sell Impairments (1)
Fixed maturity AFS securities:
Corporate bonds	$–	$(518)	$–	$(518)
State and municipal bonds	–	(20)	–	(20)
RMBS	–	(19)	–	(19)
CMBS	–	(31)	–	(31)
ABS	–	(35)	–	(35)
Hybrid and redeemable preferred securities	–	(1)	–	(1)
Total intent to sell impairments	$–	$(624)	$–	$(624)

Credit Loss Benefit (Expense)
Fixed maturity AFS securities:
Corporate bonds	$(8)	$1	$(10)	$(17)
RMBS	–	–	–	1
ABS	(15)	–	(15)	–
Total credit loss benefit (expense)	$(23)	$1	$(25)	$(16)

(1) The three and six months ended June 30, 2023, include impairments of certain fixed maturity AFS securities in an unrealized loss position, resulting from the Company's intent to sell these securities as part of the fourth quarter 2023 reinsurance transaction.

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on the Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of June 30, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Collateral payable for derivative investments (1)	$7,712	$7,712	$5,250	$5,250
Securities pledged under securities lending agreements (2)	202	194	205	197
Investments pledged for FHLBI (3)	3,200	4,396	2,650	3,603
Total payables for collateral on investments	$11,114	$12,302	$8,105	$9,050

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

We have repurchase agreements through which we can obtain liquidity by pledging securities. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our repurchase program is typically invested in fixed maturity AFS securities. As of June 30, 2024, and December 31, 2023, we were not participating in any open repurchase agreements.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Six Months Ended June 30,
	2024	2023
Collateral payable for derivative investments	$2,462	$1,338
Securities pledged under securities
lending agreements	(3)	(8)
Investments pledged for FHLBI	550	(980)
Total increase (decrease) in payables for
collateral on investments	$3,009	$350

We have elected not to offset our securities lending transactions in the consolidated financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of June 30, 2024
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$180	$–	$–	$–	$180
Equity securities	7	–	–	–	7
U.S. government bonds	15	–	–	–	15
Total gross secured borrowings	$202	$–	$–	$–	$202

	As of December 31, 2023
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$202	$–	$–	$–	$202
Equity securities	3	–	–	–	3
Total gross secured borrowings	$205	$–	$–	$–	$205

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the consolidated financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of June 30, 2024, the fair value of this collateral received that we are permitted to sell or re-pledge was $25 million, and we had not re-pledged any of this collateral to cover our collateral requirements.

We also accept collateral from derivative counterparties in the form of securities that we are permitted to sell or re-pledge. As of June 30, 2024, the fair value of this collateral received that we are permitted to sell or re-pledge was $1.0 billion, and we had re-pledged $60 million of this collateral to cover our collateral requirements.

We have also pledged fixed maturity AFS securities to derivative counterparties with a fair value of $36 million as of June 30, 2024.

Investment Commitments

As of June 30, 2024, our investment commitments were $4.1 billion, which included $3.1 billion of limited partnerships (“LPs”), $595 million of mortgage loans on real estate and $401 million of private placement securities.

Concentrations of Financial Instruments

As of June 30, 2024, and December 31, 2023, our most significant investments in one issuer were our investments in securities issued by the Federal National Mortgage Association with a fair value of $793 million and $739 million, respectively, or 1% of total investments, and our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $559 million and $570 million, respectively, or less than 1% and 1%, respectively, of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of June 30, 2024, our most significant investments in one industry were our investments in securities in the consumer non-cyclical industry and financial services industry with a fair value of $13.4 billion and $13.2 billion, respectively, or 11% and 10%, respectively, of total investments. As of December 31, 2023, our most significant investments in one industry were our investments in securities in the financial services industry and consumer non-cyclical industry with a fair value of $14.0 billion and $13.8 billion, respectively, or 11% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

4. Variable Interest Entities

Consolidated VIEs

Asset information (dollars in millions) for the consolidated variable interest entities (“VIEs”) included on the Consolidated Balance Sheets was as follows:

	As of June 30, 2024			As of December 31, 2023
	Number of Instruments	Notional Amounts	Carrying Value	Number of Instruments	Notional Amounts	Carrying Value
Assets
Total return swap	1	$526	$–	1	$544	$–

There were no gains or losses for consolidated VIEs recognized on the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023.

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

Limited Partnerships and Limited Liability Companies

We invest in certain LPs and limited liability companies (“LLCs”) that we have concluded are VIEs. Our exposure to loss is limited to the capital we invest in the LPs and LLCs. We do not hold any substantive kick-out or participation rights in the LPs and LLCs, and we do not receive any performance fees or decision maker fees from the LPs and LLCs. Based on our analysis of the LPs and LLCs, we are not the primary beneficiary of the VIEs as we do not have the power to direct the most significant activities of the LPs and LLCs. The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on the Consolidated Balance Sheets and were $4.7 billion and $4.2 billion as of June 30, 2024, and December 31, 2023, respectively.

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

We also use interest rate swap agreements designated and qualifying as cash flow hedges to hedge the interest rate risk of floating-rate bond coupon payments on certain variable-rate long-term debt and other variable-rate bonds held by replicating a fixed-rate bond.

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

We also use foreign currency swaps designated and qualifying as cash flow and fair value hedges to hedge foreign exchange risk of investments in fixed maturity securities denominated in foreign currencies.

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

Primary Risks Managed by Derivatives

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of June 30, 2024			As of December 31, 2023
	Notional Amounts	Fair Value		Notional Amounts	Fair Value
		Asset	Liability		Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1,143	$133	$17	$1,698	$181	$47
Foreign currency contracts (1)	4,849	511	49	4,662	423	78
Total cash flow hedges	5,992	644	66	6,360	604	125
Fair value hedges:
Interest rate contracts (1)	1,074	4	20	1,081	1	39
Foreign currency contracts (1)	25	1	–	25	–	1
Total fair value hedges	1,099	5	20	1,106	1	40
Non-Qualifying Hedges
Interest rate contracts (1)	73,628	813	1,173	90,829	636	979
Foreign currency contracts (1)	361	15	1	306	11	6
Equity market contracts (1)	255,135	14,180	5,995	225,626	10,244	4,227
Credit contracts (1)	44	–	–	91	–	–
Embedded derivatives:
Reinsurance-related (2)	–	–	155	–	–	552
RILA, fixed indexed annuity and IUL
contracts (3)	–	967	11,417	–	940	9,077
Total derivative instruments	$336,259	$16,624	$18,827	$324,318	$12,436	$15,006

(1) These asset and liability balances are presented on a gross basis. Amounts are reported in derivative investments and other liabilities on the Consolidated Balance Sheets after the evaluation for right of offset subject to master netting agreements.
(2) Reported in funds withheld reinsurance liabilities on the Consolidated Balance Sheets.
(3) Reported in policyholder account balances and deposit assets on the Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of June 30, 2024
	Less Than 1 Year	1 – 5 Years	6 - 10 Years	11 - 30 Years	Over 30 Years	Total
Interest rate contracts (1)	$10,390	$19,232	$23,278	$22,347	$598	$75,845
Foreign currency contracts (2)	379	1,028	1,775	2,011	42	5,235
Equity market contracts	209,533	35,253	8,177	8	2,164	255,135
Credit contracts	–	44	–	–	–	44
Total derivative instruments with
notional amounts	$220,302	$55,557	$33,230	$24,366	$2,804	$336,259

(1) As of June 30, 2024, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 20, 2067.
(2) As of June 30, 2024, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 16, 2061.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	Amortized Cost of the Hedged Assets / (Liabilities)		Cumulative Fair Value Hedging Adjustment Included in the Amortized Cost of the Hedged Assets / (Liabilities)
	As of June 30, 2024	As of December 31, 2023	As of June 30, 2024	As of December 31, 2023
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value	$500	$534	$14	$39
Long-term debt (1)	(680)	(703)	195	172

(1) Includes $(318) million and $(326) million of unamortized adjustments from discontinued hedges as of June 30, 2024, and December 31, 2023, respectively.

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Six Months Ended June 30,
	2024	2023
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$375	$388
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	150	150
Foreign currency contracts	28	80
Change in foreign currency exchange rate adjustment	117	(110)
Income tax benefit (expense)	(62)	(26)
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	(1)	–
Interest rate contracts (2)	15	13
Foreign currency contracts (1)	29	27
Foreign currency contracts (3)	(1)	3
Income tax benefit (expense)	(9)	(9)
Balance as of end-of-period	$575	$448

(1) The OCI offset is reported within net investment income on the Consolidated Statements of Comprehensive Income (Loss).
(2) The OCI offset is reported within interest and debt expense on the Consolidated Statements of Comprehensive Income (Loss).
(3) The OCI offset is reported within realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income For the Three Months Ended June 30,
	2024			2023
	Realized Gain (Loss)	Net Investment Income	Interest and Debt Expense	Realized Gain (Loss)	Net Investment Income	Interest and Debt Expense
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$663	$1,332	$86	$(1,784)	$1,508	$84

Qualifying Hedges
Gain or (loss) on fair value hedging
relationships:
Interest rate contracts:
Hedged items	–	(7)	6	–	(19)	17
Derivatives designated as hedging
instruments	–	7	(6)	–	19	(17)
Gain or (loss) on cash flow hedging
relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified
from AOCI into income	–	(1)	6	–	–	7
Foreign currency contracts:
Amount of gain or (loss) reclassified
from AOCI into income	(1)	14	–	–	13	–

Non-Qualifying Hedges
Interest rate contracts	(115)	–	–	(319)	–	–
Equity market contracts	817	–	–	809	–	–
Credit contracts	–	–	–	(1)	–	–
Embedded derivatives:
Reinsurance-related	200	–	–	1	–	–
RILA, fixed indexed annuity and IUL
contracts	(328)	–	–	(1,554)	–	–

	Gain (Loss) Recognized in Income For the Six Months Ended June 30,
	2024			2023
	Realized Gain (Loss)	Net Investment Income	Interest and Debt Expense	Realized Gain (Loss)	Net Investment Income	Interest and Debt Expense
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$230	$2,679	$167	$(2,612)	$2,974	$166

Qualifying Hedges
Gain or (loss) on fair value hedging
relationships:
Interest rate contracts:
Hedged items	–	(24)	23	–	(3)	(5)
Derivatives designated as hedging
instruments	–	24	(23)	–	3	5
Foreign currency contracts:
Hedged items	–	(1)	–	–	–	–
Derivatives designated as hedging
instruments	–	1	–	–	–	–
Gain or (loss) on cash flow hedging
relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified
from AOCI into income	–	(1)	15	–	–	13
Foreign currency contracts:
Amount of gain or (loss) reclassified
from AOCI into income	(1)	29	–	3	27	–

Non-Qualifying Hedges
Interest rate contracts	(277)	–	–	12	–	–
Foreign currency contracts	–	–	–	(2)	–	–
Equity market contracts	2,951	–	–	750	–	–
Commodity contracts	–	–	–	11	–	–
Credit contracts	–	–	–	(2)	–	–
Embedded derivatives:
Reinsurance-related	398	–	–	(48)	–	–
RILA, fixed indexed annuity and IUL
contracts	(1,970)	–	–	(2,266)	–	–

As of June 30, 2024, $101 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the six months ended June 30, 2024 and 2023, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

As of June 30, 2024 and December 31, 2023, we did not have any exposure related to CDSs for which we are the seller.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk. The non-performance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of June 30, 2024, the non-performance risk adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under nearly all ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of June 30, 2024, or December 31, 2023.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of June 30, 2024		As of December 31, 2023
S&P Credit Rating of Counterparty	Collateral Posted by Counter- Party (Held by LNC)	Collateral Posted by LNC (Held by Counter- Party)	Collateral Posted by Counter- Party (Held by LNC)	Collateral Posted by LNC (Held by Counter- Party)
AA-	$3,170	$(49)	$2,378	$(63)
A+	3,767	–	2,496	(125)
A	70	–	82	–
A-	676	–	273	–
	$7,683	$(49)	$5,229	$(188)

Balance Sheet Offsetting

Information related to the effects of offsetting on the Consolidated Balance Sheets (in millions) was as follows:

	As of June 30, 2024
	Derivative Instruments	Embedded Derivative Instruments	Total
Financial Assets
Gross amount of recognized assets	$15,659	$967	$16,626
Gross amounts offset	(7,051)	–	(7,051)
Net amount of assets	8,608	967	9,575
Gross amounts not offset:
Cash collateral	(7,683)	–	(7,683)
Non-cash collateral (1)	(925)	–	(925)
Net amount	$–	$967	$967

Financial Liabilities
Gross amount of recognized liabilities	$229	$11,572	$11,801
Gross amounts offset	(23)	–	(23)
Net amount of liabilities	206	11,572	11,778
Gross amounts not offset:
Cash collateral	(49)	–	(49)
Non-cash collateral (2)	(157)	–	(157)
Net amount	$–	$11,572	$11,572

(1) Excludes excess non-cash collateral received of $1.3 billion, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.
(2) Excludes excess non-cash collateral pledged of $51 million, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

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

6. DAC, VOBA, DSI and DFEL

The following table reconciles deferred acquisition costs (“DAC”), value of business acquired (“VOBA”) and deferred sales inducements (“DSI”) (in millions) to the Consolidated Balance Sheets:

	As of June 30,	As of December 31,
	2024	2023
DAC, VOBA and DSI
Variable Annuities	$3,878	$3,873
Fixed Annuities	444	455
Traditional Life	1,399	1,418
UL and Other	6,264	6,232
Group Protection	172	154
Retirement Plan Services	278	265
Total DAC, VOBA and DSI	$12,435	$12,397

The following table reconciles deferred front-end loads (“DFEL”) (in millions) to the Consolidated Balance Sheets:

	As of June 30,	As of December 31,
	2024	2023
DFEL
Variable Annuities	$275	$278
UL and Other (1)	5,984	5,579
Other Operations (2)	47	44
Total DFEL	$6,306	$5,901

(1) We reported $257 million of ceded DFEL in reinsurance recoverables on the Consolidated Balance Sheets as of June 30, 2024, and December 31, 2023.
(2) Represents DFEL reported in Other Operations attributable to the indemnity reinsurance agreement with Protective that is excluded from the following tables. We reported $47 million and $44 million of ceded DFEL in reinsurance recoverables on the Consolidated Balance Sheets as of June 30, 2024, and December 31, 2023, respectively.

The following tables summarize the changes in DAC (in millions):

	For the Six Months Ended June 30, 2024
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$3,751	$421	$1,376	$5,791	$154	$239
Deferrals	190	23	59	205	71	10
Amortization	(180)	(32)	(74)	(153)	(53)	(9)
Balance as of end-of-period	$3,761	$412	$1,361	$5,843	$172	$240

	For the Six Months Ended June 30, 2023
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$3,751	$439	$1,333	$5,605	$141	$236
Deferrals	176	23	104	239	53	10
Amortization	(181)	(34)	(72)	(147)	(49)	(9)
Balance as of end-of-period	$3,746	$428	$1,365	$5,697	$145	$237

DAC amortization expense of $252 million and $501 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024, respectively, and $247 million and $492 million, respectively, for the corresponding periods in 2023.

The following tables summarize the changes in VOBA (in millions):

	For the Six Months Ended June 30, 2024
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$15	$42	$413
Deferrals	–	–	1
Amortization	(1)	(4)	(20)
Balance as of end-of-period	$14	$38	$394

	For the Six Months Ended June 30, 2023
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$17	$50	$465
Deferrals	–	–	1
Amortization	(1)	(4)	(23)
Balance as of end-of-period	$16	$46	$443

VOBA amortization expense of $12 million and $25 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024, respectively, and $14 million and $28 million, respectively, for the corresponding periods in 2023. No additions or write-offs were recorded for each respective period.

The following tables summarize the changes in DSI (in millions):

	For the Six Months Ended June 30, 2024
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$122	$19	$28	$26
Deferrals	1	–	–	12
Amortization	(6)	(1)	(1)	–
Balance as of end-of-period	$117	$18	$27	$38

	For the Six Months Ended June 30, 2023
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$128	$23	$30	$17
Deferrals	2	–	–	2
Amortization	(6)	(2)	(1)	–
Balance as of end-of-period	$124	$21	$29	$19

DSI amortization expense of $4 million and $8 million was recorded in interest credited on the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024, respectively, and $4 million and $9 million, respectively, for the corresponding periods in 2023.

The following tables summarize the changes in DFEL (in millions):

	For the Six Months Ended June 30, 2024		For the Six Months Ended June 30, 2023
	Variable Annuities	UL and Other	Variable Annuities	UL and Other
Balance as of beginning-of-year	$278	$5,579	$286	$4,766
Deferrals	9	544	10	528
Amortization	(12)	(139)	(14)	(126)
Balance as of end-of-period	275	5,984	282	5,168
Less: ceded DFEL	–	257	–	–
Balance as of end-of-period, net of reinsurance	$275	$5,727	$282	$5,168

DFEL amortization of $77 million and $151 million was recorded in fee income on the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024, respectively, and $71 million and $140 million, respectively, for the corresponding periods in 2023.

7. Reinsurance

Fortitude Re

Effective October 1, 2023, we entered into two reinsurance agreements with Fortitude Reinsurance Company Ltd. (“Fortitude Re”), an authorized Bermuda reinsurer with reciprocal jurisdiction reinsurer status in Indiana, to reinsure certain blocks of in-force UL with secondary guarantees (“ULSG”), MoneyGuard® and fixed annuity products, including group pension annuities. Fortitude Re represents our largest reinsurance exposure as of June 30, 2024, and December 31, 2023.

The first agreement was structured as a coinsurance treaty between us and Fortitude Re for the ULSG and fixed annuities blocks. As significant insurance risk was transferred for ULSG products and life-contingent annuities, amounts recoverable from Fortitude Re were $10.5 billion as of June 30, 2024, and December 31, 2023. We reported a deferred loss on the transaction of $2.6 billion and $2.7 billion as of June 30, 2024, and December 31, 2023, respectively. We amortized $22 million and $44 million of the deferred loss during the three and six months ended June 30, 2024, respectively. Annuities that are not life-contingent do not contain significant insurance risk; therefore, we reported deposit assets for these contracts of $3.7 billion and $4.2 billion as of June 30, 2024, and December 31, 2023, respectively.

The second agreement was structured as coinsurance with funds withheld for the MoneyGuard block; however, as we retained significant insurance risk under the agreement, we reported deposit assets of $7.9 billion and $7.8 billion as of June 30, 2024, and December 31, 2023, respectively. In this coinsurance with funds withheld reinsurance agreement, we as the ceding company withhold, and therefore retain, the assets backing the deposit assets. We held investments with a carrying value of $9.3 billion and $9.9 billion in support of reserves associated with the Fortitude Re transaction in a funds withheld arrangement as of June 30, 2024, and December 31, 2023, respectively, which consisted of the following (in millions):

	As of June 30,	As of December 31,
	2024	2023
Fixed maturity AFS securities	$8,093	$8,867
Other investments	1,099	759
Cash and invested cash	14	141
Accrued investment income	98	103
Other assets	2	1
Total	$9,306	$9,871

8. MRBs

The following table reconciles market risk benefits (“MRBs”) (in millions) to MRB assets and MRB liabilities on the Consolidated Balance Sheets:

	As of June 30, 2024			As of December 31, 2023
	Assets	Liabilities	Net (Assets) Liabilities	Assets	Liabilities	Net (Assets) Liabilities

Variable Annuities	$4,620	$1,152	$(3,468)	$3,763	$1,583	$(2,180)
Fixed Annuities	95	119	24	96	128	32
Retirement Plan Services	39	4	(35)	35	5	(30)
Total MRBs	$4,754	$1,275	$(3,479)	$3,894	$1,716	$(2,178)

The following table summarizes the balances of and changes in net MRB (assets) liabilities (in millions):

	As of or For the Six Months Ended June 30, 2024			As of or For the Six Months Ended June 30, 2023
	Variable Annuities	Fixed Annuities	Retirement Plan Services	Variable Annuities	Fixed Annuities	Retirement Plan Services

Balance as of beginning-of-year	$(2,180)	$32	$(30)	$(662)	$(45)	$(22)
Less: Effect of cumulative changes in
non-performance risk	(1,299)	(58)	(4)	(2,173)	(40)	(2)
Balance as of beginning-of-year, before the effect
of changes in non-performance risk	(881)	90	(26)	1,511	(5)	(20)
Issuances	5	–	–	3	–	–
Attributed fees collected	760	16	3	755	17	3
Benefit payments	(21)	–	–	(35)	–	–
Effect of changes in interest rates	(1,470)	(27)	(8)	215	3	10
Effect of changes in equity markets	(1,469)	(15)	(5)	(2,205)	(6)	(9)
Effect of changes in equity index volatility	(63)	(4)	–	(372)	2	(3)
In-force updates and other changes in MRBs (1)	153	2	1	120	2	–
Balance as of end-of-period, before the effect of
changes in non-performance risk	(2,986)	62	(35)	(8)	13	(19)
Effect of cumulative changes in
non-performance risk	(482)	(38)	–	(2,288)	(47)	(9)
Balance as of end-of-period	(3,468)	24	(35)	(2,296)	(34)	(28)
Less: ceded MRB assets (liabilities)	(342)	–	–	(291)	–	–
Balance as of end-of-period, net of reinsurance	$(3,126)	$24	$(35)	$(2,005)	$(34)	$(28)

Weighted-average age of policyholders (years)	72	69	63	72	68	63
Net amount at risk (2)	$2,135	$221	$3	$4,783	$213	$6

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

9. Separate Accounts

The following table presents the fair value of separate account assets (in millions) reported on the Consolidated Balance Sheets by major investment category:

	As of June 30,	As of December 31,
	2024	2023
Mutual funds and collective investment trusts	$164,537	$157,578
Exchange-traded funds	345	350
Fixed maturity AFS securities	162	167
Cash and invested cash	4	25
Other investments	151	137
Total separate account assets	$165,199	$158,257

The following table reconciles separate account liabilities (in millions) to the Consolidated Balance Sheets:

	As of June 30,	As of December 31,
	2024	2023
Variable Annuities	$116,770	$113,356
UL and Other	27,381	25,150
Retirement Plan Services	20,993	19,699
Other Operations (1)	55	52
Total separate account liabilities	$165,199	$158,257

(1) Represents separate account liabilities reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($48 million and $46 million as of June 30, 2024, and December 31, 2023, respectively) that are excluded from the following tables.

The following table summarizes the balances of and changes in separate account liabilities (in millions):

	As of or For the Six Months Ended June 30, 2024			As of or For the Six Months Ended June 30, 2023
	Variable Annuities	UL and Other	Retirement Plan Services	Variable Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$113,356	$25,150	$19,699	$105,573	$20,920	$16,996
Gross deposits	1,925	695	1,105	1,367	821	1,078
Withdrawals	(6,604)	(193)	(1,514)	(4,915)	(154)	(1,123)
Policyholder assessments	(1,301)	(493)	(89)	(1,251)	(476)	(79)
Change in market performance	9,026	2,335	1,802	9,950	2,374	1,953
Net transfers from (to) general account	368	(113)	(10)	274	(76)	(36)
Balance as of end-of-period	$116,770	$27,381	$20,993	$110,998	$23,409	$18,789

Cash surrender value	$115,389	$24,979	$20,979	$109,501	$21,080	$18,774

10. Policyholder Account Balances

The following table reconciles policyholder account balances (in millions) to the Consolidated Balance Sheets:

	As of June 30,	As of December 31,
	2024	2023
Variable Annuities	$32,853	$29,141
Fixed Annuities	25,837	25,355
UL and Other	36,848	37,180
Retirement Plan Services	23,598	23,784
Other (1)	4,977	5,277
Total policyholder account balances	$124,113	$120,737

(1) Represents policyholder account balances reported primarily in Other Operations attributable to the indemnity reinsurance agreements with Protective ($4.6 billion and $4.9 billion as of June 30, 2024, and December 31, 2023, respectively) that are excluded from the following tables.

The following table summarizes the balances and changes in policyholder account balances (in millions):

	As of or For the Six Months Ended June 30, 2024
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$29,141	$25,355	$37,180	$23,784
Gross deposits	2,102	2,646	1,743	1,636
Withdrawals	(413)	(2,602)	(753)	(2,275)
Policyholder assessments	(1)	(31)	(2,254)	(7)
Net transfers from (to) separate account	(146)	–	113	120
Interest credited	328	382	733	340
Change in fair value of embedded derivative
instruments	1,842	87	86	–
Balance as of end-of-period	$32,853	$25,837	$36,848	$23,598

Weighted-average crediting rate	2.1%	3.0%	4.0%	2.9%
Net amount at risk (1)(2)	$2,135	$221	$299,869	$3
Cash surrender value	31,650	24,762	33,114	23,570

	As of or For the Six Months Ended June 30, 2023
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$22,184	$23,365	$37,694	$25,138
Gross deposits	2,437	1,919	1,834	1,317
Withdrawals	(328)	(1,920)	(717)	(2,094)
Policyholder assessments	(1)	(28)	(2,248)	(7)
Net transfers from (to) separate account	(198)	–	75	(259)
Interest credited	240	312	744	335
Change in fair value of embedded derivative
instruments	1,923	165	76	–
Balance as of end-of-period	$26,257	$23,813	$37,458	$24,430

Weighted-average crediting rate	2.0%	2.6%	4.0%	2.7%
Net amount at risk (1)(2)	$4,783	$213	$302,804	$6
Cash surrender value	25,146	22,915	33,886	24,425

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

The following table presents policyholder account balances (in millions) by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between the interest being credited to policyholders and the respective guaranteed contract minimums:

	As of June 30, 2024
	At Guaranteed Minimum	1-50 Basis Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$–	$–	$–	$–	$–	$–
1.01% - 2.00%	4	–	–	–	6	10
2.01% - 3.00%	539	–	–	–	–	539
3.01% - 4.00%	1,289	–	–	–	–	1,289
4.01% and above	9	–	–	–	–	9
Other (1)	–	–	–	–	–	31,006
Total	$1,841	$–	$–	$–	$6	$32,853

Fixed Annuities
Up to 1.00%	$615	$609	$594	$463	$2,464	$4,745
1.01% - 2.00%	304	133	279	329	4,301	5,346
2.01% - 3.00%	1,694	40	5	1	31	1,771
3.01% - 4.00%	1,059	–	–	–	–	1,059
4.01% and above	173	–	–	–	–	173
Other (1)	–	–	–	–	–	12,743
Total	$3,845	$782	$878	$793	$6,796	$25,837

UL and Other
Up to 1.00%	$264	$–	$218	$119	$42	$643
1.01% - 2.00%	544	–	–	–	3,186	3,730
2.01% - 3.00%	6,797	10	150	–	–	6,957
3.01% - 4.00%	15,432	–	1	–	–	15,433
4.01% and above	3,679	–	–	–	–	3,679
Other (1)	–	–	–	–	–	6,406
Total	$26,716	$10	$369	$119	$3,228	$36,848

Retirement Plan Services
Up to 1.00%	$489	$502	$727	$3,684	$4,511	$9,913
1.01% - 2.00%	509	1,648	1,382	1,154	220	4,913
2.01% - 3.00%	2,394	25	1	–	–	2,420
3.01% - 4.00%	4,667	57	5	5	–	4,734
4.01% and above	1,618	–	–	–	–	1,618
Total	$9,677	$2,232	$2,115	$4,843	$4,731	$23,598

	As of June 30, 2023
	At Guaranteed Minimum	1-50 Basis Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$–	$–	$–	$–	$–	$–
1.01% - 2.00%	4	–	–	–	8	12
2.01% - 3.00%	619	–	–	–	–	619
3.01% - 4.00%	1,470	–	–	–	–	1,470
4.01% and above	10	–	–	–	–	10
Other (1)	–	–	–	–	–	24,146
Total	$2,103	$–	$–	$–	$8	$26,257

Fixed Annuities
Up to 1.00%	$756	$414	$515	$467	$2,296	$4,448
1.01% - 2.00%	577	133	194	498	1,083	2,485
2.01% - 3.00%	1,746	3	6	–	–	1,755
3.01% - 4.00%	1,072	–	–	–	–	1,072
4.01% and above	184	–	–	–	–	184
Other (1)	–	–	–	–	–	13,869
Total	$4,335	$550	$715	$965	$3,379	$23,813

UL and Other
Up to 1.00%	$302	$–	$206	$46	$505	$1,059
1.01% - 2.00%	557	–	6	–	3,142	3,705
2.01% - 3.00%	7,217	10	139	–	–	7,366
3.01% - 4.00%	15,673	–	1	–	–	15,674
4.01% and above	3,807	–	–	–	–	3,807
Other (1)	–	–	–	–	–	5,847
Total	$27,556	$10	$352	$46	$3,647	$37,458

Retirement Plan Services
Up to 1.00%	$601	$746	$3,092	$2,693	$2,422	$9,554
1.01% - 2.00%	637	2,880	1,184	531	–	5,232
2.01% - 3.00%	2,647	1	–	–	–	2,648
3.01% - 4.00%	5,349	1	–	–	–	5,350
4.01% and above	1,646	–	–	–	–	1,646
Total	$10,880	$3,628	$4,276	$3,224	$2,422	$24,430
(1) Consists of indexed account balances that include the fair value of embedded derivative instruments, payout annuity account balances, short-term dollar cost averaging annuities business and policy loans.

11. Future Contract Benefits

The following table reconciles future contract benefits (in millions) to the Consolidated Balance Sheets:

	As of June 30,	As of December 31,
	2024	2023
Payout Annuities (1)	$2,002	$2,085
Traditional Life (1)	3,783	3,841
Group Protection (2)	5,570	5,689
UL and Other (3)	14,501	15,000
Other Operations (4)	9,393	9,879
Other (5)	3,311	3,371
Total future contract benefits	$38,560	$39,864

(1) See liability for future policy benefits (“LFPB”) below for further information.
(2) See “Liability for Future Claims” below for further information.
(3) See “Additional Liabilities for Other Insurance Benefits” below for further information.
(4) Represents future contract benefits reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($5.4 billion and $5.6 billion as of June 30, 2024, and December 31, 2023, respectively) and Swiss Re ($2.1 billion and $2.2 billion as of June 30, 2024, and December 31, 2023, respectively) that are excluded from the following tables.
(5) Represents other miscellaneous reserves that are not representative of long-duration contracts and are excluded from the following tables.

LFPB

The following table summarizes the balances of and changes in the present values of expected net premiums and LFPB (in millions, except years):

	As of or For the Six Months Ended June 30, 2024		As of or For the Six Months Ended June 30, 2023
	Payout Annuities	Traditional Life	Payout Annuities	Traditional Life

Present Value of Expected Net Premiums
Balance as of beginning-of-year	$–	$6,200	$–	$6,063
Less: Effect of cumulative changes in discount
rate assumptions	–	(148)	–	(582)
Beginning balance at original discount rate	–	6,348	–	6,645
Effect of actual variances from expected experience	–	(40)	–	(276)
Adjusted balance as of beginning-of-year	–	6,308	–	6,369
Issuances	–	206	–	330
Interest accrual	–	125	–	120
Net premiums collected	–	(403)	–	(406)
Flooring impact of LFPB	–	2	–	1
Ending balance at original discount rate	–	6,238	–	6,414
Effect of cumulative changes in discount
rate assumptions	–	(321)	–	(327)
Balance as of end-of-period	$–	$5,917	$–	$6,087

Present Value of Expected LFPB
Balance as of beginning-of-year	$2,085	$10,041	$2,004	$9,572
Less: Effect of cumulative changes in discount
rate assumptions	(187)	(189)	(263)	(785)
Beginning balance at original discount rate (1)	2,272	10,230	2,267	10,357
Effect of actual variances from expected experience	3	(45)	(2)	(300)
Adjusted balance as of beginning-of-year	2,275	10,185	2,265	10,057
Issuances	39	206	69	330
Interest accrual	43	199	43	191
Benefit payments	(98)	(384)	(93)	(343)
Ending balance at original discount rate (1)	2,259	10,206	2,284	10,235
Effect of cumulative changes in discount
rate assumptions	(257)	(506)	(236)	(472)
Balance as of end-of-period	$2,002	$9,700	$2,048	$9,763

Net balance as of end-of-period	$2,002	$3,783	$2,048	$3,676
Less: reinsurance recoverables	1,516	403	3	498
Net balance as of end-of-period, net of reinsurance	$486	$3,380	$2,045	$3,178

Weighted-average duration of future policyholder
benefit liability (years)	9	9	9	10

(1) Includes deferred profit liability within Payout Annuities of $61 million and $53 million as of June 30, 2024 and 2023, respectively.

For the six months ended June 30, 2024 and 2023, Traditional Life and Payout Annuities did not have any significantly different actual experience compared to expected.

The following table summarizes the discounted and undiscounted expected future gross premiums and expected future benefit payments (in millions):

	As of June 30, 2024		As of June 30, 2023
	Undiscounted	Discounted	Undiscounted	Discounted
Payout Annuities
Expected future gross premiums	$–	$–	$–	$–
Expected future benefit payments	3,437	2,002	3,501	2,048
Traditional Life
Expected future gross premiums	13,762	9,360	14,009	9,583
Expected future benefit payments	14,526	9,700	14,548	9,763

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Payout Annuities
Gross premiums	$24	$44	$45	$72
Interest accretion	22	22	43	43
Traditional Life
Gross premiums	316	314	631	627
Interest accretion	37	36	74	71

The following table summarizes the weighted-average interest rates:

	For the Six Months Ended June 30,
	2024	2023
Payout Annuities
Interest accretion rate	4.0%	3.9%
Current discount rate	5.4%	5.2%
Traditional Life
Interest accretion rate	5.0%	5.1%
Current discount rate	5.2%	5.1%

Liability for Future Claims

The following table summarizes the balances of and changes in liability for future claims (in millions, except years):

	Group Protection
	As of or For the Six Months Ended June 30,
	2024	2023
Balance as of beginning-of-year	$5,689	$5,462
Less: Effect of cumulative changes in discount
rate assumptions	(490)	(597)
Beginning balance at original discount rate	6,179	6,059
Effect of actual variances from expected experience	(191)	(220)
Adjusted beginning-of-year balance	5,988	5,839
New incidence	838	882
Interest	93	83
Benefit payments	(757)	(734)
Ending balance at original discount rate	6,162	6,070
Effect of cumulative changes in discount
rate assumptions	(592)	(577)
Balance as of end-of-period	5,570	5,493
Less: reinsurance recoverables	118	121
Balance as of end-of-period, net of reinsurance	$5,452	$5,372

Weighted-average duration of liability for future
claims (years)	5	4

For the six months ended June 30, 2024, we experienced more favorable claim terminations and reported incidence than assumed. For the six months ended June 30, 2023, we experienced more favorable reported incidence and claim terminations than assumed.

The following table summarizes the discounted and undiscounted expected future benefit payments (in millions):

	As of June 30, 2024		As of June 30, 2023
	Undiscounted	Discounted	Undiscounted	Discounted
Group Protection
Expected future benefit payments	$7,290	$5,570	$7,111	$5,493

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Group Protection
Gross premiums	$893	$885	$1,789	$1,770
Interest accretion	45	41	93	83

The following table summarizes the weighted-average interest rates:

	For the Six Months Ended June 30,
	2024	2023
Group Protection
Interest accretion rate	3.2%	2.9%
Current discount rate	5.2%	5.1%

Additional Liabilities for Other Insurance Benefits

The following table summarizes the balances of and changes in additional liabilities for other insurance benefits (in millions, except years):

	UL and Other
	As of or For the Six Months Ended June 30,
	2024	2023
Balance as of beginning-of-year	$15,000	$14,818
Less: Effect of cumulative changes in shadow
balance in AOCI	(2,222)	(905)
Balance as of beginning-of-year, excluding
shadow balance in AOCI	17,222	15,723
Effect of actual variances from expected experience	136	6
Adjusted beginning-of-year balance	17,358	15,729
Interest accrual	421	376
Net assessments collected	575	609
Benefit payments	(521)	(360)
Balance as of end-of-period, excluding shadow
balance in AOCI	17,833	16,354
Effect of cumulative changes in shadow
balance in AOCI	(3,332)	(829)
Balance as of end-of-period	14,501	15,525
Less: reinsurance recoverables (1)	4,880	870
Balance as of end-of-period, net of reinsurance	$9,621	$14,655

Weighted-average duration of additional liabilities
for other insurance benefits (years)	16	18

(1) Increase in reinsurance recoverables driven by the reinsurance agreement with Fortitude Re effective October 1, 2023, for certain blocks of in-force ULSG. See Note 7 for more information on the transaction.

For the six months ended June 30, 2024, we had unfavorable actual mortality experience compared to expected. For the six months ended June 30, 2023, we did not have any significantly different actual experience compared to expected.

The following table summarizes the gross assessments and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
UL and Other
Gross assessments	$678	$542	$1,444	$1,457
Interest accretion	212	190	421	376

The following table summarizes the weighted-average interest rates:

	For the Six Months Ended June 30,
	2024	2023
UL and Other
Interest accretion rate	5.4%	4.9%

12. Debt

Changes in debt (in millions) were as follows:

For the Six Months Ended June 30,
2024
Balance as of beginning-of-year	$5,949
Issuance of 5.852% Senior Notes due 2034	350
Partial repayment of variable-rate term loan, due 2024 (1)	(100)
Unamortized debt issuance costs	(2)
Unamortized adjustments from discontinued hedges	(8)
Fair value hedge on interest rate swap agreements	(23)
Balance as of end-of-period	$6,166

(1) Term loan uses a Secured Overnight Financing Rate (“SOFR”)-based interest rate, plus transition spread of 10 basis points and credit spread of 112.5 basis points.

13. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of June 30, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Fixed maturity AFS securities	$87,174	$87,174	$88,738	$88,738
Trading securities	2,201	2,201	2,359	2,359
Equity securities	295	295	306	306
Mortgage loans on real estate	20,152	17,885	18,963	17,407
Derivative investments	8,608	8,608	6,474	6,474
Other investments	5,652	5,652	5,015	5,015
Cash and invested cash	5,475	5,475	3,365	3,365
MRB assets	4,754	4,754	3,894	3,894
Other assets:
Ceded MRBs	2	2	2	2
Indexed annuity ceded embedded derivatives	967	967	940	940
Separate account assets	165,199	165,199	158,257	158,257

Liabilities
Policyholder account balances:
Account balances of certain investment contracts	(45,095)	(34,243)	(44,640)	(34,041)
RILA, fixed annuity and IUL contracts	(11,417)	(11,417)	(9,077)	(9,077)
Funds withheld reinsurance liabilities – reinsurance-related
embedded derivatives	(155)	(155)	(552)	(552)
MRB liabilities	(1,275)	(1,275)	(1,716)	(1,716)
Short-term debt	(450)	(444)	(250)	(249)
Long-term debt	(5,716)	(5,062)	(5,699)	(5,182)
Other liabilities:
Ceded MRBs	(344)	(344)	(239)	(239)
Derivative liabilities	(205)	(205)	(356)	(356)
Remaining guaranteed interest and similar contracts	(367)	(367)	(411)	(411)

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

Other Liabilities

Other liabilities include remaining guaranteed interest and similar contracts. The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. As of June 30, 2024, and December 31, 2023, the remaining guaranteed interest and similar contracts carrying value approximated fair value. The inputs used to measure the fair value of these other liabilities are classified as Level 3 within the fair value hierarchy.

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

The fair value and aggregate contractual principal for mortgage loans on real estate where the fair value option was elected (in millions) were as follows:

	As of June 30,	As of December 31,
	2024	2023
Fair value	$258	$288
Aggregate contractual principal	292	326

As of June 30, 2024, and December 31, 2023, no loans for which the fair value option was elected were in non-accrual status, and none were more than 90 days past due and still accruing interest.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2024, or December 31, 2023.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of June 30, 2024
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value

Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$–	$64,732	$2,581	$67,313
U.S. government bonds	369	20	–	389
State and municipal bonds	–	2,564	–	2,564
Foreign government bonds	–	260	–	260
RMBS	–	1,777	18	1,795
CMBS	–	1,519	23	1,542
ABS	–	11,075	1,997	13,072
Hybrid and redeemable preferred securities	48	141	50	239
Trading securities	–	1,928	273	2,201
Equity securities	2	255	38	295
Mortgage loans on real estate	–	–	258	258
Derivative investments (1)	–	14,871	787	15,658
Other investments – short-term investments	–	230	–	230
Cash and invested cash	–	5,475	–	5,475
MRB assets	–	–	4,754	4,754
Other assets:
Ceded MRBs	–	–	2	2
Indexed annuity ceded embedded derivatives	–	–	967	967
Separate account assets	397	164,802	–	165,199
Total assets	$816	$269,649	$11,748	$282,213

Liabilities
Policyholder account balances – RILA, fixed annuity
and IUL contracts	$–	$–	$(11,417)	$(11,417)
Funds withheld reinsurance liabilities – reinsurance-related
embedded derivatives	–	49	(204)	(155)
MRB liabilities	–	–	(1,275)	(1,275)
Other liabilities:
Ceded MRBs	–	–	(344)	(344)
Derivative liabilities (1)	–	(6,460)	(795)	(7,255)
Total liabilities	$–	$(6,411)	$(14,035)	$(20,446)

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

	For the Three Months Ended June 30, 2024
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$2,489	$–	$(8)	$192	$(92)	$2,581
RMBS	12	–	–	6	–	18
CMBS	8	–	–	15	–	23
ABS	1,692	–	7	365	(67)	1,997
Hybrid and redeemable preferred
securities	51	–	(1)	–	–	50
Trading securities	271	–	–	2	–	273
Equity securities	39	–	–	(1)	–	38
Mortgage loans on real estate	289	4	–	(35)	–	258
Derivative investments	1	(7)	–	(2)	–	(8)
Other assets:
Ceded MRBs (3)	2	–	–	–	–	2
Indexed annuity ceded embedded
derivatives (4)	973	11	–	(17)	–	967
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	(10,896)	(339)	–	(182)	–	(11,417)
Funds withheld reinsurance
liabilities – reinsurance-related
embedded derivatives (4)	(583)	379	–	–	–	(204)
Other liabilities – ceded MRBs (3)	(360)	16	–	–	–	(344)
Total, net	$(6,012)	$64	$(2)	$343	$(159)	$(5,766)

	For the Three Months Ended June 30, 2023
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$2,355	$4	$(12)	$(5)	$24	$2,366
State and municipal bonds	36	–	1	(1)	–	36
RMBS	1	–	–	5	–	6
ABS	1,100	–	(6)	152	(38)	1,208
CMBS	–	–	–	(4)	4	–
Hybrid and redeemable preferred
securities	59	–	(3)	–	4	60
Trading securities	458	(2)	–	(105)	–	351
Equity securities	137	(13)	–	1	–	125
Mortgage loans on real estate	490	(4)	2	(84)	–	404
Derivative investments	1	(1)	–	–	31	31
Other assets:
Ceded MRBs (3)	6	(4)	–	–	–	2
Indexed annuity ceded embedded
derivatives (4)	565	4	–	34	–	603
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	(5,796)	(1,558)	–	(156)	–	(7,510)
Other liabilities – ceded MRBs (3)	(252)	(41)	–	–	–	(293)
Total, net	$(840)	$(1,615)	$(18)	$(163)	$25	$(2,611)

	For the Six Months Ended June 30, 2024
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$2,497	$2	$(18)	$214	$(114)	$2,581
State and municipal bonds	5	–	–	–	(5)	–
RMBS	13	–	(1)	6	–	18
CMBS	8	–	–	15	–	23
ABS	1,484	–	5	566	(58)	1,997
Hybrid and redeemable preferred
securities	48	–	2	–	–	50
Trading securities	284	–	–	(11)	–	273
Equity securities	42	(3)	–	(1)	–	38
Mortgage loans on real estate	288	4	1	(35)	–	258
Derivative investments	36	5	–	2	(51)	(8)
Other assets:
Ceded MRBs (3)	2	–	–	–	–	2
Indexed annuity ceded embedded
derivatives (4)	940	44	–	(17)	–	967
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	(9,077)	(2,015)	–	(325)	–	(11,417)
Funds withheld reinsurance
liabilities – reinsurance-related
embedded derivatives (4)	(789)	585	–	–	–	(204)
Other liabilities – ceded MRBs (3)	(239)	(105)	–	–	–	(344)
Total, net	$(4,458)	$(1,483)	$(11)	$414	$(228)	$(5,766)

	For the Six Months Ended June 30, 2023
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$2,295	$5	$1	$25	$40	$2,366
State and municipal bonds	35	–	2	(1)	–	36
RMBS	1	–	–	5	–	6
CMBS	–	–	–	(4)	4	–
ABS	1,117	–	2	320	(231)	1,208
Hybrid and redeemable preferred
securities	49	–	(3)	(2)	16	60
Trading securities	581	2	–	(232)	–	351
Equity securities	153	(29)	–	1	–	125
Mortgage loans on real estate	487	(2)	5	(86)	–	404
Derivative investments	2	(2)	–	–	31	31
Other assets:
Ceded MRBs (3)	12	(10)	–	–	–	2
Indexed annuity ceded embedded
derivatives (4)	525	11	–	67	–	603
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	(4,783)	(2,277)	–	(450)	–	(7,510)
Other liabilities – ceded MRBs (3)	(205)	(88)	–	–	–	(293)
Total, net	$269	$(2,390)	$7	$(357)	$(140)	$(2,611)

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, (in millions) as reported above:

	For the Three Months Ended June 30, 2024
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$364	$(58)	$–	$(114)	$–	$192
RMBS	6	–	–	–	–	6
CMBS	15	–	–	–	–	15
ABS	462	(30)	–	(56)	(11)	365
Trading securities	5	–	–	(3)	–	2
Equity securities	–	(1)	–	–	–	(1)
Mortgage loans on real estate	–	(30)	–	(5)	–	(35)
Derivative investments	(3)	–	1	–	–	(2)
Other assets – indexed annuity ceded
embedded derivatives	26	–	–	(43)	–	(17)
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	(285)	–	–	103	–	(182)
Total, net	$590	$(119)	$1	$(118)	$(11)	$343

	For the Three Months Ended June 30, 2023
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$268	$(2)	$(26)	$(234)	$(11)	$(5)
RMBS	5	–	–	–	–	5
CMBS	–	–	–	(4)	–	(4)
ABS	216	–	–	(64)	–	152
State and municipal bonds	–	(1)	–	–	–	(1)
Trading securities	–	(102)	–	(3)	–	(105)
Equity securities	1	–	–	–	–	1
Mortgage loans on real estate	3	–	–	(87)	–	(84)
Other assets – indexed annuity ceded
embedded derivatives	34	–	–	–	–	34
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	(316)	–	–	160	–	(156)
Total, net	$211	$(105)	$(26)	$(232)	$(11)	$(163)

	For the Six Months Ended June 30, 2024
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$641	$(199)	$(2)	$(225)	$(1)	$214
RMBS	6	–	–	–	–	6
CMBS	15	–	–	–	–	15
ABS	726	(30)	–	(119)	(11)	566
Trading securities	5	(2)	–	(14)	–	(11)
Equity securities	–	(1)	–	–	–	(1)
Mortgage loans on real estate	1	(31)	–	(5)	–	(35)
Derivative investments	4	–	(2)	–	–	2
Other assets – indexed annuity ceded
embedded derivatives	52	–	–	(69)	–	(17)
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	(533)	–	–	208	–	(325)
Total, net	$917	$(263)	$(4)	$(224)	$(12)	$414

	For the Six Months Ended June 30, 2023
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$409	$(37)	$(34)	$(302)	$(11)	$25
State and municipal bonds	–	(1)	–	–	–	(1)
RMBS	5	–	–	–	–	5
CMBS	–	–	–	(4)	–	(4)
ABS	457	(2)	–	(135)	–	320
Hybrid and redeemable preferred
securities	–	–	–	–	(2)	(2)
Trading securities	–	(155)	–	(77)	–	(232)
Equity securities	1	–	–	–	–	1
Mortgage loans on real estate	4	–	–	(90)	–	(86)
Other assets – indexed annuity ceded
embedded derivatives	84	–	–	(17)	–	67
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	(615)	–	–	165	–	(450)
Total, net	$345	$(195)	$(34)	$(460)	$(13)	$(357)

The following summarizes changes in unrealized gains (losses) included in net income related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Trading securities (1)	$(1)	$(5)	$(1)	$1
Equity securities (1)	(1)	(13)	(3)	(29)
Mortgage loans on real estate (1)	(2)	(5)	(3)	(3)
Derivative investments (1)	(8)	–	8	(2)
MRBs (2)	127	2,007	2,022	1,369
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (1)	228	–	469	–
Embedded derivatives – indexed annuity
and IUL contracts (1)	379	(55)	585	(208)
Total, net	$722	$1,929	$3,077	$1,128

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

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Fixed maturity AFS securities:
Corporate bonds	$(29)	$(15)	$(41)	$(2)
State and municipal bonds	–	1	–	1
ABS	(20)	(7)	(20)	1
Hybrid and redeemable preferred
securities	(1)	(2)	1	(2)
Mortgage loans on real estate	–	2	1	4
Total, net	$(50)	$(21)	$(59)	$2

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three Months Ended June 30, 2024			For the Three Months Ended June 30, 2023
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$–	$(92)	$(92)	$100	$(76)	$24
CMBS	–	–	–	4	–	4
ABS	18	(85)	(67)	2	(40)	(38)
Hybrid and redeemable preferred
securities	–	–	–	4	–	4
Derivative investments	–	–	–	31	–	31
Total, net	$18	$(177)	$(159)	$141	$(116)	$25

	For the Six Months Ended June 30, 2024			For the Six Months Ended June 30, 2023
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$22	$(136)	$(114)	$159	$(119)	$40
CMBS	–	–	–	4	–	4
State and municipal bonds	–	(5)	(5)	–	–	–
ABS	50	(108)	(58)	2	(233)	(231)
Hybrid and redeemable preferred
securities	–	–	–	16	–	16
Derivative investments	–	(51)	(51)	31	–	31
Total, net	$72	$(300)	$(228)	$212	$(352)	$(140)

Transfers into and out of Level 3 are generally the result of observable market information on financial instruments no longer being available or becoming available to our pricing vendors. For the three and six months ended June 30, 2024 and 2023, transfers in and out of Level 3 were attributable primarily to the financial instruments’ observable market information no longer being available or becoming available.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of June 30, 2024:

							Weighted
	Fair	Valuation	Significant	Assumption or			Average Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS
securities:
Corporate bonds	$176	Discounted cash flow	Liquidity/duration adjustment (2)	0%	–	3.6%	1.9%
ABS	11	Discounted cash flow	Liquidity/duration adjustment (2)	1.4%	–	1.4%	1.4%
CMBS	8	Discounted cash flow	Liquidity/duration adjustment (2)	1.9%	—	1.9%	1.9%
Hybrid and redeemable
preferred securities	7	Discounted cash flow	Liquidity/duration adjustment (2)	1.2%	–	1.5%	1.3%
Equity securities	5	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	–	4.5%	4.5%

MRB assets	4,754
Other assets – ceded MRBs	2	Discounted cash flow	Lapse (3)	1%	–	30%	(10)
			Utilization of GLB withdrawals (4)	85%	–	100%	94%
			Claims utilization factor (5)	60%	–	100%	(10)
			Premiums utilization factor (5)	80%	–	115%	(10)
			Non-performance risk (6)	0.21%	–	1.92%	1.55%
			Mortality (7)			(9)	(10)
			Volatility (8)	1%	–	29%	14.12%

Other assets – indexed
annuity ceded embedded
derivatives	967	Discounted cash flow	Lapse (3)	0%	–	9%	(10)
			Mortality (7)			(9)	(10)
Liabilities
Policyholder account
balances – indexed annuity
contracts embedded
derivatives	$(11,325)	Discounted cash flow	Lapse (3)	0%	–	9%	(10)
			Mortality (7)			(9)	(10)

MRB liabilities	(1,275)
Other liabilities – ceded
MRBs	(344)	Discounted cash flow	Lapse (3)	1%	–	30%	(10)
			Utilization of GLB withdrawals (4)	85%	–	100%	94%
			Claims utilization factor (5)	60%	–	100%	(10)
			Premiums utilization factor (5)	80%	–	115%	(10)
			Non-performance risk (6)	0.21%	–	1.92%	1.55%
			Mortality (7)			(9)	(10)
			Volatility (8)	1%	–	29%	14.12%

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

The embedded derivative liability associated with Fortitude Re was excluded from the above table. As discussed in Note 7, this embedded derivative liability was created through a coinsurance with funds withheld reinsurance agreement where the investments supporting the reinsurance agreement were withheld by and continue to be reported on the Consolidated Balance Sheet. This reinsurance-related embedded derivative is valued as a total return swap with reference to the fair value of the investments held by us. Accordingly, the unobservable inputs utilized in the valuation of the reinsurance-related embedded derivative are a component of the investments supporting the reinsurance agreement that are reported on the Consolidated Balance Sheet.

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

Regulatory and Litigation Matters

Regulatory bodies, such as state insurance departments, the SEC, the Financial Industry Regulatory Authority, tax authorities and other regulatory bodies regularly make inquiries and conduct examinations, investigations or audits concerning our compliance with, among other things, insurance laws, securities laws, tax laws, laws governing the activities of broker-dealers, registered investment advisers and unclaimed property laws. Tax-related matters can include disputes with taxing authorities, ongoing audits, evaluation of filing positions and any potential assessments related thereto.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of June 30, 2024.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of June 30, 2024, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $150 million, after-tax. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Cost of Insurance and Other Litigation

Cost of Insurance Litigation

Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company, filed in the U.S. District Court for the District of Connecticut, No. 3:16-cv-00827, is a putative class action that was served on The Lincoln National Life Insurance Company (“LNL”) on June 8, 2016. Plaintiff is the owner of a universal life insurance policy who alleges that LNL charged more for non-guaranteed cost of insurance than permitted by the policy. Plaintiff seeks to represent all universal life and variable universal life policyholders who owned policies containing non-guaranteed cost of insurance provisions that are similar to those of plaintiff’s policy and seeks damages on behalf of all such policyholders. On January 11, 2019, the court dismissed plaintiff’s complaint in its entirety. In response, plaintiff filed a motion for leave to amend the complaint, which, on September 25, 2023, the court granted in part and denied in part. Plaintiff filed an amended complaint on October 10, 2023. On March 7, 2024, the parties entered into a settlement agreement, which is subject to court approval. The provisional settlement encompasses policies that are at issue in the Glover case, which also includes all policies in the lawsuits captioned Iwanski v. First Penn-Pacific Life Insurance Company, TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company and Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, each of which are described below. The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024, and a hearing on the motion was held on July 30, 2024. The provisional settlement, which is subject to both preliminary and final approval of the court, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in Iwanski, TVPX ARS INC. and Vida). As of March 31, 2024, we had accrued the total provisional settlement amount of $147.5 million, pre-tax.

Iwanski v. First Penn-Pacific Life Insurance Company (“FPP”), No. 2:18-cv-01573 filed in the U.S. District Court for the Eastern District of Pennsylvania is a putative class action that was filed on April 13, 2018. Plaintiff alleges that defendant FPP breached the terms of his life insurance policy by deducting non-guaranteed cost of insurance charges in excess of what is permitted by the policies. Plaintiff seeks to represent all owners of universal life insurance policies issued by FPP containing non-guaranteed cost of insurance provisions that are similar to those of Plaintiff’s policy and seeks damages on their behalf. Breach of contract is the only cause of action asserted. On March 7, 2024, the parties in Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company (discussed above) entered into a settlement agreement, which is subject to court approval. The provisional settlement encompasses policies that are at issue in this case, as the Glover case is inclusive of all policies in this case, as well as in the lawsuits captioned TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company and Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York (both discussed below). The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024, and a hearing on the motion was held on July 30, 2024. The provisional settlement, which is subject to both preliminary and final approval of the court, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in Iwanski, TVPX ARS INC. and Vida). A motion has been filed to stay the proceedings in this matter pending the completion of the settlement approval process in Glover.

TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company, filed in the U.S. District Court for the Eastern District of Pennsylvania, No. 2:18-cv-02989, is a putative class action that was filed on July 17, 2018. Plaintiff alleges that LNL charged more for non-guaranteed cost of insurance than permitted by the policy. Plaintiff seeks to represent all universal life and variable universal life policyholders who own policies issued by LNL or its predecessors containing non-guaranteed cost of insurance provisions that are similar to those of Plaintiff’s policy and seeks damages on behalf of all such policyholders. On March 7, 2024, the parties in Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company (discussed above) entered into a settlement agreement, which is subject to court approval. The provisional settlement encompasses policies that are at issue in this case, as the Glover case is inclusive of all policies in this case, as well as in the lawsuits captioned Iwanski v. First Penn-Pacific Life Insurance Company (discussed above) and Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York (discussed below). The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024, and a hearing on the motion was held on July 30, 2024. The provisional settlement, which is subject to both preliminary and final approval of the court, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in Iwanski, TVPX ARS INC. and Vida). A motion has been filed to stay the proceedings in this matter pending the completion of the settlement approval process in Glover.

Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, pending in the U.S. District Court for the Southern District of New York, No. 1:19-cv-06004, is a putative class action that was filed on June 27, 2019. Plaintiff alleges that Lincoln Life & Annuity Company of New York (“LLANY”) charged more for non-guaranteed cost of insurance than was permitted by the policies. On March 31, 2022, the court issued an order granting plaintiff’s motion for class certification and certified a class of all current or former owners of six universal life insurance products issued by LLANY that were assessed a cost of insurance charge any time on or after June 27, 2013. Plaintiff seeks damages on behalf of the class. On April 19, 2023, LLANY filed a motion for summary judgment. On March 7, 2024, the parties in Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company (discussed above) entered into a settlement agreement, which is subject to court approval. The provisional settlement encompasses policies that are at issue in this case, as the Glover case is inclusive of all policies in this case, as well as in the lawsuits captioned Iwanski v. First Penn-Pacific Life Insurance Company and TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company (both discussed above). The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024, and a hearing on the motion was held on July 30, 2024. The provisional settlement, which is subject to both preliminary and final approval of the court, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in Iwanski, TVPX ARS INC. and Vida). On March 29, 2024, the court issued its summary judgment decision, granting LLANY’s motion in part and denying it in part, and entering summary judgment against twenty-two policyholders that the court determined were not economically harmed. On June 25, 2024, the court granted LLANY’s April 12, 2024, motion to stay proceedings in this matter pending the completion of the approval process in Glover.

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

On May 7, 2024, the U.S. District Court for the Eastern District of Pennsylvania consolidated for all purposes four previously disclosed civil actions: EFG Bank AG, Cayman Branch, et al. v. The Lincoln National Life Insurance Company, No. 17-cv-02592-GJP (E.D. Pa.) filed on February 1, 2017; LSH CO, et al. v. Lincoln National Corp., et al., No. 18-cv-05529-GJP (E.D. Pa.), filed on December 21, 2018; Brighton Trustees, LLC, et al. v. The Lincoln National Life Insurance Company, No. 2:23-cv-2251-GJP (E.D. Pa.), filed on April 20, 2023 (and transferred to the U.S. District Court for the Eastern District of Pennsylvania on June 12, 2023); and Ryan K. Crayne, on behalf of and as trustee for Carlton Peak Trust v. The Lincoln National Life Insurance Company, No. 2:24-cv-00053-GJP, filed on November 17, 2023 (and transferred to the U.S. District Court for the Eastern District of Pennsylvania on January 4, 2024), and one additional pending civil action, Conestoga Trust, et al. v. Lincoln National Corp., et al., No. 18-cv-02379-GJP (E.D. Pa.), filed on June 6, 2018. In each case other than Crayne, plaintiffs purport to own universal life insurance policies or interests in universal life insurance policies originally issued by Jefferson-Pilot (now LNL). In Crayne, plaintiffs purport to own litigation claims concerning universal life policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs in each case allege that LNL (or, in LSH Co. and Conestoga, LNL and LNC) breached the terms of policyholders’ contracts when it increased non-guaranteed cost of insurance rates beginning in 2016 (or, in Brighton Trustees and LSH Co., in 2016 and 2017). We are vigorously defending these consolidated matters.

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

Donald C. Meade v. Lincoln National Corporation, Ellen Cooper, Dennis Glass, and Randal Freitag (“Defendants”), No. 2:24-cv-01704, pending in the U.S. District Court for the Eastern District of Pennsylvania, is a putative class action that was filed on April 23, 2024. On June 24, 2024, Local 295 IBT Employer Group Pension Trust Fund (“Local 295”) filed a motion for appointment as lead plaintiff. Local 295 seeks to represent persons and entities that purchased or otherwise acquired Lincoln National securities between November 4, 2020, and November 2, 2022, inclusive. Plaintiff alleges claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, and under SEC Rule 10b-5. Plaintiff alleges that, throughout the putative class period, Defendants made materially false and/or misleading statements, as well as failed to disclose material adverse facts about the Company’s business, operations and prospects. Plaintiff alleges that Defendants failed to disclose to investors: (i) that the Company was experiencing a decline in its VUL business; (ii) that, as a result, the goodwill associated with the life insurance business was overstated; (iii) that, as a result, the Company’s policy lapse assumptions were outdated; (iv) that, as a result, the Company’s reserves were overstated; (v) that, as a result, the Company’s reported financial results and financial statements were misstated; and (vi) that, as a result, Defendants’ positive statements about the Company’s business, operations, and prospects were materially misleading and/or lacked a reasonable basis. The action seeks unspecified compensatory damages and attorney’s fees and costs. We are vigorously defending this matter.

Lawrence Hollin, derivatively on behalf of Nominal Defendant Lincoln National Corporation v. Ellen G. Cooper, Dennis R. Glass, Randal J. Freitag, Deirdre P Connelly, William H. Cunningham, Reginald E. Davis, Eric G. Johnson, Gary C. Kelly, M. Leanne Lachman, Dale Lefebvre, Janet Liang, Michael F. Mee, Lynn M. Utter and Patrick S. Pittard (“Individual Defendants”) and Lincoln National Corporation (“Nominal Defendant”), No. 2:24-cv-02713, pending in the U.S. District Court for the Eastern District of Pennsylvania, is a complaint that was filed on June 20, 2024. Plaintiff Lawrence Hollin brings this verified stockholder derivative complaint purportedly on behalf of Nominal Defendant Lincoln National Corporation against the Individual Defendants, inter alia, for alleged breaches of fiduciary duties between at least November 4, 2020, and November 2, 2022 inclusive, and for alleged violations of the federal securities laws caused by the issuance of allegedly materially false and misleading statements issued, or caused to be issued, by the Individual Defendants in the Company’s SEC filings and other public statements. Plaintiff Hollin alleges claims against the Individual Defendants for violations of section 14(a) of the Exchange Act, 15 U.S.C. section 78n(a) and Rule 14a-9 (17 C.F.R. section 240.14a-9); for breach of fiduciary duties; for aiding and abetting breach of fiduciary duty; for unjust enrichment; and for waste of corporate assets. Plaintiff Hollin alleges that the Individual Defendants failed to disclose to investors: (i) that the Company was experiencing a decline in its VUL business; (ii) that, as a result, the goodwill associated with the life insurance business was overstated; (iii) that, as a result, the Company’s policy lapse assumptions were outdated; (iv) that, as a result, the Company’s reserves were overstated; (v) that, as a result, the Company’s reported financial results and financial statements were misstated; and (vi) that, as a result, the Individual Defendants’ positive statements about the Company’s business, operations, and prospects were materially misleading and/or lacked a reasonable basis. Plaintiff Hollin alleges that the Company thereby suffered loss, injury, and damage. Among other relief, the action seeks, in favor of the Company, damages sustained by the Company, punitive damages and attorney’s fees and costs. The Individual Defendants are vigorously defending this matter.

Robert R. Wiersum, derivatively on behalf of Lincoln National Corporation v. Ellen G. Cooper, Dennis R. Glass, Randal J. Freitag, Deirdre P Connelly, William H. Cunningham, Reginald E. Davis, Eric G. Johnson, Gary C. Kelly, M. Leanne Lachman, Dale Lefebvre, Janet Liang, Michael F. Mee, Lynn M. Utter and Patrick S. Pittard (“Individual Defendants”) and Lincoln National Corporation (“Nominal Defendant”), No. 2:24-cv-03251, pending in the U.S. District Court for the Eastern District of Pennsylvania, is a complaint that was filed on July 23, 2024. Plaintiff Robert R. Wiersum brings this verified stockholder derivative complaint purportedly on behalf of Nominal Defendant Lincoln National Corporation against the Individual Defendants, inter alia, for alleged breaches of fiduciary duties between at least November 4, 2020, and the date of the filing, inclusive, and for alleged violations of the federal securities laws caused by the issuance of allegedly materially false and misleading statements issued, or caused to be issued, by the Individual Defendants in the Company’s SEC filings and other public statements. Plaintiff Wiersum alleges claims against the Individual Defendants for violations of section 14(a) of the Exchange Act, 15 U.S.C. section 78n(a) and Rule 14a-9 (17 C.F.R. section 240.14a-9); for breach of fiduciary duties; for unjust enrichment; and for waste of corporate assets. Plaintiff Wiersum alleges that the Individual Defendants failed to disclose to investors: (i) that the Company was experiencing a decline in its VUL business; (ii) that, as a result, the goodwill associated with the life insurance business was overstated; (iii) that, as a result, the Company’s policy lapse assumptions were outdated; (iv) that, as a result, the Company’s reserves were overstated; (v) that, as a result, the Company’s reported financial results and financial statements were misstated; and (vi) that, as a result, the Individual Defendants’ positive statements about the Company’s business, operations, and prospects were materially misleading and/or lacked a reasonable basis. Plaintiff Wiersum alleges that the Company thereby suffered loss, injury, and damage. Among other relief, the action seeks, in favor of the Company, damages sustained by the Company and attorney’s fees and costs. The Individual Defendants will vigorously defend this matter.

Tax Assessment Proceeding

Lincoln National Life Insurance Company v. Township of Radnor, pending in the Court of Common Pleas of Delaware County, Pennsylvania Civil Division, No. 2022-001894, is a de novo appeal filed by LNL on March 21, 2022, regarding a September 30, 2021, Notice of Tax Assessment issued by the Township of Radnor to LNL for additional business privilege tax (“BPT”) for the years 2014-2019/2020 estimate. The assessment was based on an audit undertaken by a third-party auditor and consultant to the Township of Radnor, following a periodic business review of LNL undertaken by the same individual in 2018. The assessment is comprised of taxes, interest and penalties for the period in question. LNL filed a motion for summary judgment, that was denied by the court and trial has been scheduled for October 2024. We are vigorously defending this matter.

15. Shares and Stockholders’ Equity

Preferred Shares

Preferred stock authorized, issued and outstanding (number of shares) was as follows:

	As of June 30, 2024			As of December 31, 2023
	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
9.250% Fixed Rate Reset Non-Cumulative
Preferred Stock, Series C	20,000	20,000	20,000	20,000	20,000	20,000
9.000% Non-Cumulative Preferred Stock, Series D	20,000	20,000	20,000	20,000	20,000	20,000
Not designated	9,960,000	–	–	9,960,000	–	–
Total preferred shares	10,000,000	40,000	40,000	10,000,000	40,000	40,000

The per share and aggregate dividends declared for preferred stock by series (in millions except per share data) was as follows:

	For the Three Months Ended June 30,
	2024		2023
	Dividend	Aggregate	Dividend	Aggregate
Series	Per Share	Dividend	Per Share	Dividend
Series C	$–	$–	$–	$–
Series D	562.50	11	562.50	11
Total	$562.50	$11	$562.50	$11

	For the Six Months Ended June 30,
	2024		2023
	Dividend	Aggregate	Dividend	Aggregate
Series	Per Share	Dividend	Per Share	Dividend
Series C	$1,156.25	$23	$635.94	$13
Series D	1,125.00	23	1,181.25	23
Total	$2,281.25	$46	$1,817.19	$36

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Common Stock
Balance as of beginning-of-period	170,016,887	169,537,759	169,666,137	169,220,511
Stock compensation/issued for benefit plans	171,600	93,121	522,350	410,369
Balance as of end-of-period	170,188,487	169,630,880	170,188,487	169,630,880

Our common stock is without par value.

Earnings Per Share

The calculation of earnings per share (“EPS”) was as follows (in millions except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) available to common stockholders – basic	$884	$500	$2,070	$(406)
Net income (loss) available to common stockholders – diluted	$884	$502	$2,073	$(408)

Weighted-average shares, as used in basic calculation	170,620,161	169,581,636	170,335,077	169,470,359
Incremental common shares from assumed exercise or
issuance of stock-based incentive compensation awards	1,553,402	326,870	1,324,837	450,109
Average deferred compensation shares	719,003	589,001	703,742	571,484
Weighted-average shares, as used in diluted calculation (1)	172,892,566	170,497,507	172,363,656	170,491,952

Net income (loss) per share:
Basic	$5.18	$2.95	$12.16	$(2.40)
Diluted	5.11	2.94	12.03	(2.41)

(1)     Due to reporting a net loss for the six months ended June 30, 2023, basic shares were used in the diluted EPS calculation for this period as the use of diluted shares would have resulted in a lower loss per share.

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our EPS, such options will be shown in the table above.

We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to all or a portion of their deferral amounts. This obligation is settled in either cash or LNC stock pursuant to the applicable plan document. We exclude deferred units of LNC stock that are antidilutive from our diluted EPS calculation. The mark-to-market adjustment of these deferred units excluded from our diluted EPS calculation was less than $1 million and $(2) million for the three months ended June 30, 2024 and 2023, respectively, and $(3) million and $2 million for the six months ended June 30, 2024 and 2023, respectively.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Six Months Ended June 30,
	2024	2023
Unrealized Gain (Loss) on Fixed Maturity AFS Securities and Certain
Other Investments
Balance as of beginning-of-year	$(5,188)	$(8,916)
Unrealized holding gains (losses) arising during the period	(1,971)	803
Change in foreign currency exchange rate adjustment	(117)	120
Change in future contract benefits and policyholder account balances,
net of reinsurance	1,146	(82)
Income tax benefit (expense)	194	(199)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(137)	(707)
Income tax benefit (expense)	29	148
Balance as of end-of-period	$(5,828)	$(7,715)
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$375	$388
Unrealized holding gains (losses) arising during the period	178	230
Change in foreign currency exchange rate adjustment	117	(110)
Income tax benefit (expense)	(62)	(26)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	42	43
Income tax benefit (expense)	(9)	(9)
Balance as of end-of-period	$575	$448
Market Risk Benefit Non-Performance Risk Gain (Loss)
Balance as of beginning-of-year	$1,070	$1,741
Adjustment arising during the period	(841)	129
Income tax benefit (expense)	180	(28)
Balance as of end-of-period	$409	$1,842
Policyholder Liability Discount Rate Remeasurement Gain (Loss)
Balance as of beginning-of-year	$587	$747
Adjustment arising during the period	264	(116)
Income tax benefit (expense)	(56)	26
Balance as of end-of-period	$795	$657
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(26)	$(34)
Foreign currency translation adjustment arising during the period	(1)	8
Balance as of end-of-period	$(27)	$(26)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(294)	$(278)
Adjustment arising during the period	1	(32)
Balance as of end-of-period	$(293)	$(310)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item on the Consolidated Statements of Comprehensive Income (Loss):

	For the Six Months Ended June 30,
	2024	2023
Unrealized Gain (Loss) on Fixed Maturity AFS
Securities and Certain Other Investments
Reclassification	$(159)	$(707)	Realized gain (loss)
Associated change in future contract benefits	22	–	Benefits
Reclassification before income tax benefit (expense)	(137)	(707)	Income (loss) before taxes
Income tax benefit (expense)	29	148	Federal income tax expense (benefit)
Reclassification, net of income tax	$(108)	$(559)	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Interest rate contracts	(1)	–	Net investment income
Interest rate contracts	15	13	Interest and debt expense
Foreign currency contracts	29	27	Net investment income
Foreign currency contracts	(1)	3	Realized gain (loss)
Reclassifications before income tax benefit (expense)	42	43	Income (loss) before taxes
Income tax benefit (expense)	(9)	(9)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$33	$34	Net income (loss)

16. Segment Information

We provide products and services and report results through our Annuities, Life Insurance, Group Protection and Retirement Plan Services segments. We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments. Our reporting segments reflect the manner by which our CODMs view and manage the business. A discussion of these segments and Other Operations is found in Note 20 to the Consolidated Financial Statements in our 2023 Form 10-K.

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
•Amortization of deferred gains arising from reserve changes on business sold through reinsurance; and
•Gains (losses) on other non-financial assets.

We use our prevailing corporate federal income tax rate of 21%, where applicable, net of the impacts related to dividends-received deduction and foreign tax credits and any other permanent differences for events recognized differently in our consolidated financial statements and federal income tax returns.

The tables below reconcile our segment measures of performance to the GAAP measures presented on the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Operating revenues:
Annuities	$1,209	$1,190	$2,477	$2,331
Life Insurance	1,511	1,760	3,052	3,517
Group Protection	1,441	1,400	2,867	2,788
Retirement Plan Services	327	334	649	661
Other Operations	39	46	66	90
Revenue adjustments from annuity and life insurance product features	105	(1,123)	(474)	(1,894)
Credit loss-related adjustments	(34)	(5)	(36)	(27)
Investment gains (losses) (1)	(230)	(668)	(311)	(726)
Changes in the fair value of reinsurance-related embedded derivatives,
trading securities and certain mortgage loans (2)	201	(5)	395	3
Gains (losses) on other non-financial assets – sale of
subsidiaries/businesses (3)	584	–	584	–
Total revenues	$5,153	$2,929	$9,269	$6,743

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2024	2023	2024	2023
Net Income (Loss)
Income (loss) from operations:
Annuities	$297	$271	$556	$545
Life Insurance	(35)	33	(70)	20
Group Protection	130	109	210	180
Retirement Plan Services	40	47	76	90
Other Operations	(102)	(106)	(336)	(193)
Net annuity product features, after-tax	198	822	1,337	(195)
Net life insurance product features, after-tax	3	(123)	(102)	(218)
Credit loss-related adjustments, after-tax	(28)	(3)	(28)	(21)
Investment gains (losses), after-tax (1)	(181)	(528)	(246)	(574)
Changes in the fair value of reinsurance-related embedded derivatives,
trading securities and certain mortgage loans, after-tax (2)	158	(4)	312	3
Transaction and integration costs related to mergers,
acquisitions and divestitures, after-tax (4)	(21)	(7)	(29)	(7)
Gains (losses) on other non-financial assets – sale of
subsidiaries/businesses, after-tax (3)	436	–	436	–
Net income (loss)	$895	$511	$2,116	$(370)

(1)    The three and six months ended June 30, 2023, include impairments of certain fixed maturity AFS securities in an unrealized loss position, resulting from the Company’s intent to sell these securities as part of the fourth quarter 2023 reinsurance transaction. See Notes 3 and 7 for additional information.
(2)    Includes primarily changes in the fair value of the embedded derivative related to the fourth quarter 2023 reinsurance transaction. For more information, see Note 7.
(3)    For information on the sale of our wealth management business, including the statutory capital benefit, see Note 1.
(4)    Includes costs pertaining to the sale of our wealth management business and the fourth quarter 2023 reinsurance transaction. For more information, see Notes 1 and 7, respectively.

Other segment information (in millions) was as follows:

	As of June 30,	As of December 31,
	2024	2023
Assets
Annuities	$196,687	$185,599
Life Insurance	111,292	108,932
Group Protection	9,626	9,714
Retirement Plan Services	47,714	46,793
Other Operations	19,214	21,375
Total assets	$384,533	$372,413

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Fixed maturity AFS securities:
Gross gains	$1	$8	$8	$34
Gross losses	(105)	(51)	(167)	(117)
Credit loss benefit (expense) (1)	(23)	1	(25)	(16)
Intent to sell impairments (2)	–	(624)	–	(624)
Realized gain (loss) on equity securities (3)	1	(13)	12	(27)
Credit loss benefit (expense) on mortgage loans on real estate	(18)	(3)	(18)	(7)
Credit loss benefit (expense) on reinsurance-related assets	7	(3)	9	(4)
Realized gain (loss) on the mark-to-market on certain
instruments (4)(5)	89	(164)	101	(274)
Indexed product derivative results (6)	77	(49)	222	(203)
Derivative results (7)	80	(896)	(468)	(1,373)
Realized gain (loss) on subsidiaries/businesses (8)	584	–	584	–
Other realized gain (loss)	(30)	10	(28)	(1)
Total realized gain (loss)	$663	$(1,784)	$230	$(2,612)

(1) Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.
(2) The three and six months ended June 30, 2023, include impairments of certain fixed maturity AFS securities in an unrealized loss position, resulting from the Company’s intent to sell these securities as part of the fourth quarter 2023 reinsurance transaction. See Notes 3 and 7 for additional information.
(3) Includes mark-to-market adjustments on equity securities still held of $4 million and $(13) million for the three months ended June 30, 2024 and 2023, respectively, and $16 million and $(27) million for the six months ended June 30, 2024 and 2023, respectively.
(4) Represents changes in the fair values of derivatives we hold as part of VUL hedging, reinsurance-related embedded derivatives and trading securities.
(5) Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of less than $3 million and $(3) million for the three months ended June 30, 2024 and 2023, respectively, and $3 million and $(1) million for the six months ended June 30, 2024 and 2023, respectively.
(6) Represents the change in fair value of the index options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity and IUL contracts, and the associated index options to hedge policyholder index allocations applicable to future reset periods for our indexed annuity products.
(7) Includes the change in the fair value of the derivative instruments we own to support capital needs associated with our GLB and GDB riders net of fee income allocated to support the cost of purchasing the hedging instruments.
(8) See “Sale of Wealth Management Business” in Note 1.

18. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 18% and 19% for the three and six months ended June 30, 2024, respectively, compared to 15% and 35%, respectively, for the corresponding periods in 2023. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate account dividends-received deduction and tax credits.

For the three and six months ended June 30, 2024, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of preferential tax items.

For the three months ended June 30, 2023, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of preferential tax items. For the six months ended June 30, 2023, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to a tax benefit at 21% from pre-tax losses in addition to the effects of preferential tax items.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the financial condition as of June 30, 2024, compared with December 31, 2023, and the results of operations for the three and six months ended June 30, 2024, compared with the corresponding periods in 2023 of Lincoln National Corporation and its consolidated subsidiaries. Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.

The MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”); and other reports filed with the Securities and Exchange Commission (“SEC”). For more detailed information on the risks and uncertainties associated with the Company’s business activities, see the risks described in “Part I – Item 1A. Risk Factors” in our 2023 Form 10-K and “Part II – Item 1A. Risk Factors” herein.

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
•Changes in tax law or the interpretation of or application of existing tax laws that could impact our tax costs and the products that we sell;
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

The risks and uncertainties included here are not exhaustive. Other sections of this report and other reports that we file with the SEC include additional factors that could affect our businesses and financial performance, including “Part I – Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Form 10-K and “Part II – Item 1A. Risk Factors” herein. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

We provide information about our segments’ and Other Operations’ operating revenue and expense line items, key drivers of changes and historical details underlying the line items below. For factors that could cause actual results to differ materially from those set forth, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2023 Form 10-K and “Part II – Item 1A. Risk Factors” herein.

On May 6, 2024, we closed the previously announced sale of all of the ownership interests in the subsidiaries of the Company that comprise the Company’s wealth management business operated through Lincoln Financial Network (“LFN”) to Osaic Holdings, Inc. (“Osaic”). For additional information on the sale of our wealth management business, see “Liquidity and Capital Resources – Holding Company Sources and Uses of Liquidity and Capital – Subsidiaries’ Capital” below and Note 1.

In June 2024, the Bermuda Monetary Authority issued a Class E license for Lincoln Pinehurst Reinsurance Company (Bermuda) Limited (“LPINE”), a wholly owned subsidiary of LNC that will operate as a Bermuda-based life and annuity reinsurance company. For more information, see “Liquidity and Capital Resources – Holding Company Sources and Uses of Liquidity and Capital – Subsidiaries’ Capital” below.

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

Investments

Investment Valuation

The following summarizes investments on the Consolidated Balance Sheets carried at fair value by pricing source and fair value hierarchy level (in millions) as of June 30, 2024:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$419	$75,927	$139	$76,485
Priced by independent broker quotations	–	–	4,884	4,884
Priced by matrices	–	16,985	–	16,985
Priced by other methods (1)	–	–	207	207
Total	$419	$92,912	$5,230	$98,561

Percent of total	0%	95%	5%	100%

(1) Represents primarily securities for which pricing models were used to compute fair value.

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Summary of Critical Accounting Estimates – Investments – Investment Valuation” in our 2023 Form 10-K and Note 13 herein.

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

For more information on derivatives, see Note 1 in our 2023 Form 10-K and Note 5 herein. For more information on market exposures associated with our derivatives, including sensitivities, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Form 10-K.

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

Net amount at risk (“NAR”) represents the amount of GLB or GDB in excess of a policyholder’s account balance at the balance sheet date. Underperforming markets increase our exposure to potential benefits with the GLB and GDB riders. A contract with a GDB rider is “in the money” if the policyholder’s account balance falls below the GDB. As of June 30, 2024 and 2023, 8% and 21%, respectively, of all in-force contracts with a GDB rider were “in the money.” A contract with a GLB rider is “in the money” if the policyholder’s account balance falls below the present value of GLB payments, assuming no full surrenders. As of June 30, 2024 and 2023, 18% and 28%, respectively, of all in-force contracts with a GLB rider were “in the money.” However, the only way the policyholder can realize the excess of the present value of benefits over the account balance of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount. If, after the series of withdrawals or income payments, the account balance is exhausted, the policyholder will continue to receive a series of annuity payments. The account balance can also fluctuate with market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account balance.

Many policyholders have both a GLB and GDB present on the same policy. The total NAR represents the greater of GLB NAR and GDB NAR for each policy as only one benefit can be exercised in practice. Details underlying the NAR, net of reinsurance, (in millions) were as follows:

	Annuities		Retirement Plan Services
	As of June 30,		As of June 30,
	2024	2023	2024	2023
GLB NAR	$1,564	$2,461	$1	$2
GDB NAR	817	2,641	2	4
Total NAR	2,278	4,861	3	6

Change in the fair value of MRB assets and liabilities is reported in market risk benefit gain (loss) on the Consolidated Statements of Comprehensive Income (Loss), except for the portion attributable to the change in non-performance risk, which is recognized in other comprehensive income (loss) (“OCI”). Change in the fair value of ceded MRB assets and liabilities, including the changes in our counterparties’ non-performance risks, is reported in market risk benefit gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

MRBs are valued based on a stochastic projection of risk-neutral scenarios that incorporate a spread reflecting our non-performance risk. Ceded MRBs are valued based on a stochastic projection of risk-neutral scenarios that incorporate a spread reflecting our counterparties’ non-performance risk. The scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant and include assumptions for capital markets, lapse, benefit utilization, mortality, risk margin and administrative expenses. These assumptions are based on a combination of historical data and actuarial judgments. The assumption for our own non-performance risk and our counterparties’ non-performance risk for MRBs and ceded MRBs, respectively, are determined at each valuation date and reflect our risk and our counterparties’ risks of not fulfilling the obligations of the underlying liability. The spread for the non-performance risk is added to the discount rates used in determining the fair value from the net cash flows. We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop, we will continue to reassess our assumptions. During the third quarter of each year, we conduct our comprehensive review of the assumptions used in calculating the fair value of these MRBs and update these assumptions on a prospective basis as needed. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update. For information on fair value inputs, see Note 13.

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

The following table presents our after-tax estimates of the potential instantaneous effect to net income (loss) that could result from sudden changes that may occur in equity markets and interest rates (in millions) and excludes the net cost of operating the hedge program. The amounts represent the difference between the change in GLB and GDB riders and the change in the fair value of the underlying hedge instruments. These estimates are based upon the balance as of June 30, 2024, net of reinsurance, and the related hedge instruments in place as of that date.

The effects presented in the table below are not representative of the aggregate impacts that could result if a combination of such changes to equity market returns and interest rates occurred.

	In-Force Sensitivities
Equity Market Return	-10%	+10%
Hypothetical effect to net income	$(950)	$775
Interest Rates	-25 bps	+25 bps
Hypothetical effect to net income	$(425)	$400

The actual effects of the results illustrated in the table above could vary significantly depending on a variety of factors, many of which are out of our control, and consideration should be given to the following:

•The analysis is only valid as of June 30, 2024, due to changing market conditions, policyholder activity, hedge positions and other factors;
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

Annual Assumption Review

During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models used in estimating MRBs, our reserves and embedded derivatives. For more information on our comprehensive review, see Note 1 in our 2023 Form 10-K.

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

As of June 30, 2024, we had an approximate $2.2 billion deferred tax asset related to net unrealized losses on fixed maturity available-for-sale (“AFS”) securities. In the assessment of the future realizability of this deferred tax asset, management concluded that its tax planning strategy to hold these securities to recovery was prudent and feasible as these unrealized losses were caused by factors other than credit loss, and we have the intent and ability to hold these securities to recovery and collect all of the contractual cash flows.

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

For additional information on income taxes, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Summary of Critical Accounting Estimates – Income Taxes” and Note 23 in our 2023 Form 10-K and Note 18 herein.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net Income (Loss)
Income (loss) from operations:
Annuities	$297	$271	$556	$545
Life Insurance	(35)	33	(70)	20
Group Protection	130	109	210	180
Retirement Plan Services	40	47	76	90
Other Operations	(102)	(106)	(336)	(193)
Net annuity product features, after-tax	198	822	1,337	(195)
Net life insurance product features, after-tax	3	(123)	(102)	(218)
Credit loss-related adjustments, after-tax	(28)	(3)	(28)	(21)
Investment gains (losses), after-tax (1)	(181)	(528)	(246)	(574)
Changes in the fair value of reinsurance-related
embedded derivatives, trading securities and
certain mortgage loans, after-tax (2)	158	(4)	312	3
Transaction and integration costs related to mergers,
acquisitions and divestitures, after-tax (3)	(21)	(7)	(29)	(7)
Gains (losses) on other non-financial assets – sale of
subsidiaries/businesses, after-tax (4)	436	–	436	–
Net income (loss)	$895	$511	$2,116	$(370)

(1)    The three and six months ended June 30, 2023, include impairments of certain fixed maturity AFS securities in an unrealized loss position, resulting from the Company’s intent to sell these securities as part of the fourth quarter 2023 reinsurance transaction. See Notes 3 and 7 for additional information.
(2)    The three and six months ended June 30, 2024, include primarily changes in the fair value of the embedded derivative related to the fourth quarter 2023 reinsurance transaction. The coinsurance with funds withheld investment portfolio includes fixed maturity securities classified as AFS with changes in fair value recorded in OCI. Since the corresponding and offsetting changes in fair value of the embedded derivative related to the coinsurance with funds withheld investment portfolio are recorded in realized gain (loss), volatility can occur within net income (loss). See Note 7 for more information.
(3)    Includes costs pertaining to the sale of our wealth management business and the fourth quarter 2023 reinsurance transaction. For more information, see Notes 1 and 7, respectively.
(4)    For information on the sale of our wealth management business, including the statutory capital benefit, see Note 1.

Comparison of the Three Months Ended June 30, 2024 to 2023

Net income increased due primarily to the following:

•Gain on other non-financial assets due to the sale of our wealth management business in the second quarter of 2024.
•Lower investment losses driven by intent to sell impairment in 2023 on fixed maturity AFS securities as part of the fourth quarter 2023 reinsurance transaction.
•Favorable changes in the fair value of reinsurance-related embedded derivatives, trading securities and certain mortgage loans in 2024 compared to unfavorable changes in 2023 driven by the fair value of the embedded derivative related to the fourth quarter 2023 reinsurance transaction.
•Gain in net life insurance product features in 2024 compared to loss in 2023 driven by lower mark-to-market losses on hedges associated with VUL products.

The increase in net income was partially offset by the following:

•Lower gain in net annuity product features due to less favorable changes in equity markets and interest rates driving MRB-related impacts, partially offset by favorable changes in the fair value of GLB hedge instruments in 2024 compared to unfavorable changes in 2023 attributable to the impact of capital markets.
•Loss from operations in our Life Insurance segment in 2024 compared to income from operations in 2023 driven by the run-rate impact of the fourth quarter 2023 reinsurance transaction.
•Lower investment income on alternative investments.

Comparison of the Six Months Ended June 30, 2024 to 2023

Net income increased due primarily to the following:

•Gain in net annuity product features in 2024 compared to loss in 2023 driven by improvement in the fair value of GLB hedge instruments attributable to the impact of capital markets and higher gain in MRB-related impacts due to higher interest rates, partially offset by less favorable changes in equity markets.
•Gain on other non-financial assets due to the sale of our wealth management business in the second quarter of 2024.
•Lower investment losses driven by intent to sell impairment in 2023 on fixed maturity AFS securities as part of the fourth quarter 2023 reinsurance transaction.
•More favorable changes in the fair value of reinsurance-related embedded derivatives, trading securities and certain mortgage loans in 2024 driven by the fair value of the embedded derivative related to the fourth quarter 2023 reinsurance transaction.
•Lower loss in net life insurance product features driven by lower mark-to-market losses on hedges associated with VUL products.

The increase in net income was partially offset by the following:

•Higher expenses driven by a legal accrual in the first quarter of 2024 and higher compensation-related expenses.
•Loss from operations in our Life Insurance segment in 2024 compared to income from operations in 2023 driven by the run-rate impact of the fourth quarter 2023 reinsurance transaction.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating Revenues
Insurance premiums (1)	$34	$54	$60	$92
Fee income	587	546	1,167	1,086
Net investment income	435	437	855	858
Amortization of deferred gain (loss) on business sold
through reinsurance	5	5	10	11
Other revenues (2)	148	148	385	284
Total operating revenues	1,209	1,190	2,477	2,331
Operating Expenses
Benefits (1)	38	69	64	132
Interest credited	377	306	729	584
Policyholder liability remeasurement (gain) loss	2	(1)	3	(2)
Commissions and other expenses	441	506	1,012	1,007
Total operating expenses	858	880	1,808	1,721
Income (loss) from operations before taxes	351	310	669	610
Federal income tax expense (benefit)	54	39	113	65
Income (loss) from operations	$297	$271	$556	$545

(1) Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include primarily changes in income annuity reserves driven by insurance premiums.
(2) Consists primarily of revenues attributable to broker-dealer services, which are subject to market volatility and have a comparable offset in commissions and other expenses; and the net settlement related to certain reinsurance transactions, which has a corresponding offset in net investment income and interest credited. On May 6, 2024, we closed the previously announced sale to Osaic. For information on the sale of our wealth management business, see Note 1.

Comparison of the Three and Six Months Ended June 30, 2024 to 2023

Income from operations for this segment increased due primarily to higher fee income driven by higher average daily variable account balances.

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
•Higher commissions and other expenses, net of broker-dealer expenses, driven by higher trail commissions resulting from higher average daily variable account balances.

The increase in income from operations for the six months ended June 30, 2024, was also partially offset by following:

•Higher federal income tax expense due to the separate account dividends-received deduction in the first quarter of 2024.
•Higher commissions and other expenses due to higher broker-dealer expenses in the first quarter of 2024 as a result of a balance sheet true-up in preparation for the close of the sale of the wealth management business.

Additional Information

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.

The other component of net flows relates to the retention of new business and account balances. An important measure of retention is the reduction in account balances caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account balances were 10% and 11% for the three and six months ended June 30, 2024, respectively, and 9% for the corresponding periods in 2023.

Our fixed annuities and registered index-linked annuities (“RILA”) have discretionary fixed and indexed crediting rates that reset on an annual or periodic basis and may be subject to surrender charges. Our ability to retain these annuities will be subject to current competitive conditions at the time crediting rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements,” “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2023 Form 10-K. For information on the interest rate environment, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary – Industry Trends – Interest Rate Environment” in our 2023 Form 10-K.

Fee Income

Details underlying fee income (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Fee Income
Mortality, expense and other assessments (1)	$569	$534	$1,131	$1,062
Surrender charges	17	10	32	20
DFEL:
Deferrals	(5)	(5)	(9)	(10)
Amortization	6	7	13	14
Total fee income	$587	$546	$1,167	$1,086

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

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real
estate and other, net of investment expenses	$395	$402	$778	$791
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	–	–	1	1
Surplus investments (2)	36	34	67	64
Net investment income pertaining to broker-dealer services	4	1	9	2
Total net investment income	$435	$437	$855	$858

Interest Credited
Amount provided to policyholders	$374	$303	$723	$578
DSI deferrals	–	(1)	(1)	(2)
Interest credited before DSI amortization	374	302	722	576
DSI amortization	3	4	7	8
Total interest credited	$377	$306	$729	$584

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

Account Balances

Details underlying account balances (dollars in millions) were as follows:

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
	2024	2023	2024	2023
Variable Annuity Account Balance Information (1)
Variable annuity deposits	$1,021	$743	$1,925	$1,368
Variable annuity net flows	(2,375)	(1,736)	(4,679)	(3,548)
Variable annuity account balances	116,770	110,998	116,770	110,998
Average daily variable annuity account balances	116,437	108,607	115,440	108,369
Average daily S&P 500® Index (2)	5,253	4,207	5,125	4,108
Fixed Annuity Account Balance Information (3)
Fixed annuity deposits	$2,802	$1,817	$4,747	$4,356
Fixed annuity net flows	1,421	628	1,733	2,109
Fixed annuity account balances (4)	43,099	41,078	43,099	41,078
Average fixed annuity account balances (4)	41,933	39,653	41,091	38,945

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
(3) Includes the fixed portion of variable annuities and RILA.
(4) Net of reinsurance.

For more information on account balances, see Notes 9 and 10.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Commissions and Other Expenses
Commissions:
Deferrable	$101	$87	$185	$172
Non-deferrable	168	153	338	308
General and administrative expenses	116	120	236	229
Expenses associated with reserve financing
and LOC expenses	4	3	10	6
Taxes, licenses and fees	10	6	23	19
Total expenses incurred, excluding broker-dealer	399	369	792	734
DAC deferrals	(115)	(100)	(213)	(199)
Total pre-broker-dealer expenses incurred,
excluding amortization	284	269	579	535
DAC and VOBA amortization	107	109	213	216
Broker-dealer expenses incurred	50	128	220	256
Total commissions and other expenses	$441	$506	$1,012	$1,007

DAC Deferrals
As a percentage of sales/deposits	3.0%	3.9%	3.2%	3.5%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating Revenues
Insurance premiums (1)	$293	$293	$580	$579
Fee income	677	753	1,349	1,529
Net investment income	533	707	1,114	1,394
Operating realized gain (loss)	(2)	(2)	(3)	(3)
Amortization of deferred gain (loss) on
business sold through reinsurance	(19)	4	(38)	8
Other revenues	29	5	50	10
Total operating revenues	1,511	1,760	3,052	3,517
Operating Expenses
Benefits	948	1,073	1,876	2,225
Interest credited	299	325	592	653
Policyholder liability remeasurement (gain) loss	16	14	75	1
Commissions and other expenses	299	313	610	626
Total operating expenses	1,562	1,725	3,153	3,505
Income (loss) from operations before taxes	(51)	35	(101)	12
Federal income tax expense (benefit)	(16)	2	(31)	(8)
Income (loss) from operations	$(35)	$33	$(70)	$20

(1) Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

Comparison of the Three and Six Months Ended June 30, 2024 to 2023

Income from operations for this segment decreased due primarily to the following:

•Lower net investment income, net of interest credited, driven by the run-rate impact of the fourth quarter 2023 reinsurance transaction and lower investment income on alternative investments.
•Lower fee income driven by the run-rate impact of the fourth quarter 2023 reinsurance transaction.
•Amortization of deferred loss on business sold through reinsurance driven by the impact of the deferred loss recognized as part of the fourth quarter 2023 reinsurance transaction.

The decrease in income from operations was partially offset by the following:

•Lower benefits and policyholder liability remeasurement loss driven by the run-rate impact of the fourth quarter 2023 reinsurance transaction.
•Lower commissions and other expenses driven by expense management.

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

Fee Income

Details underlying fee income, sales, net flows, account balances and in-force face amount (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Fee Income
Cost of insurance assessments	$528	$577	$1,052	$1,177
Expense assessments	348	372	686	740
Surrender charges	7	6	17	15
DFEL:
Deferrals	(277)	(266)	(544)	(528)
Amortization	71	64	138	125
Total fee income	$677	$753	$1,349	$1,529

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Sales by Product
IUL/UL	$25	$28	$43	$62
MoneyGuard®	34	23	58	44
VUL	19	34	43	64
Term	18	26	37	56
Executive Benefits	9	12	16	27
Total sales	$105	$123	$197	$253

Net Flows
Deposits	$1,229	$1,333	$2,438	$2,655
Withdrawals and deaths	(479)	(401)	(945)	(871)
Net flows	$750	$932	$1,493	$1,784

Policyholder Assessments	$1,377	$1,358	$2,747	$2,724

	As of June 30,
	2024	2023
Account Balances (1)
General account	$21,381	$31,931
Separate account	22,010	18,604
Total account balances	$43,391	$50,535

In-Force Face Amount
UL and other	$365,030	$364,633
Term insurance	719,485	719,361
Total in-force face amount	$1,084,515	$1,083,994

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Average General Account Balances (1)	$21,390	$31,970	$21,396	$32,021

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

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$460	$596	$935	$1,194
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	2	1	2	3
Alternative investments (2)	32	68	106	114
Surplus investments (3)	39	42	71	83
Total net investment income	$533	$707	$1,114	$1,394

Interest Credited	$299	$325	$592	$653

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

Benefits and Policyholder Remeasurement (Gain) Loss

Details underlying benefits and policyholder remeasurement (gain) loss (dollars in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Benefits and Policyholder Remeasurement (Gain) Loss
Death claims direct and assumed	$1,414	$1,321	$2,983	$2,789
Death claims ceded	(608)	(521)	(1,366)	(1,104)
Reserves released on death	(163)	(141)	(308)	(313)
Net death benefits	643	659	1,309	1,372
Change in secondary guarantee life insurance product
reserves	96	186	194	390
Change in MoneyGuard® reserves	129	127	269	249
Change in traditional product reserves	51	74	88	117
Other benefits (1)	45	41	91	98
Total benefits and policyholder remeasurement
(gain) loss	$964	$1,087	$1,951	$2,226
Death claims per $1,000 of in-force	2.37	2.44	2.41	2.54

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Commissions and Other Expenses
Commissions	$113	$143	$226	$291
General and administrative expenses	139	153	282	304
Expenses associated with reserve financing	23	25	48	51
Taxes, licenses and fees	31	38	68	76
Total expenses incurred	306	359	624	722
DAC and VOBA deferrals	(133)	(170)	(266)	(343)
Total expenses recognized before amortization	173	189	358	379
DAC and VOBA amortization	125	123	250	246
Other intangible amortization	1	1	2	1
Total commissions and other expenses	$299	$313	$610	$626

DAC and VOBA Deferrals
As a percentage of sales	126.7%	138.2%	135.0%	135.6%

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

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating Revenues
Insurance premiums	$1,298	$1,263	$2,583	$2,514
Net investment income	88	85	173	170
Other revenues (1)	55	52	111	104
Total operating revenues	1,441	1,400	2,867	2,788
Operating Expenses
Benefits	1,032	1,019	2,062	2,057
Interest credited	1	1	2	2
Policyholder liability remeasurement (gain) loss	(124)	(121)	(191)	(220)
Commissions and other expenses	367	363	728	722
Total operating expenses	1,276	1,262	2,601	2,561
Income (loss) from operations before taxes	165	138	266	227
Federal income tax expense (benefit)	35	29	56	47
Income (loss) from operations	$130	$109	$210	$180

(1) Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Income (Loss) from Operations by Product Line
Life	$10	$23	$19	$20
Disability	122	88	194	164
Dental	(2)	(2)	(3)	(4)
Income (loss) from operations	$130	$109	$210	$180

Comparison of the Three and Six Months Ended June 30, 2024 to 2023

Income from operations for this segment increased due primarily to higher insurance premiums due to growth in business in force.

The increase in income from operations was partially offset by the following:

•Higher benefits, net of policyholder liability remeasurement gain, driven by growth in business in force and higher claims severity in our life business, partially offset by the timing of the recognition of an annual experience refund in our disability business.
•Higher commissions and other expenses due to higher DAC amortization driven by growth in business in force.

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

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Insurance Premiums by Product Line
Life	$502	$485	$1,001	$965
Disability	750	731	1,490	1,457
Dental	46	47	92	92
Total insurance premiums	$1,298	$1,263	$2,583	$2,514

Sales by Product Line
Life	81	54	$167	$137
Disability	74	36	125	75
Dental	6	6	14	12
Total sales	$161	$96	$306	$224

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

Net Investment Income

We use our investment income to offset the earnings effect of the associated build of our reserves, which are a function of our insurance premiums and the yields on our investments. Details underlying net investment income (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$69	$67	$138	$134
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	–	–	–	1
Surplus investments (2)	19	18	35	35
Total net investment income	$88	$85	$173	$170

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

Benefits, Interest Credited and Policyholder Liability Remeasurement (Gain) Loss

Details underlying benefits, interest credited, policyholder liability remeasurement (gain) loss (in millions) and loss ratios by product line were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Benefits, Interest Credited and Policyholder
Liability Remeasurement (Gain) Loss by
Product Line
Life	$379	$347	$758	$733
Disability	495	517	1,044	1,035
Dental	35	35	71	71
Total benefits, interest credited and policyholder
liability remeasurement (gain) loss	$909	$899	$1,873	$1,839

Loss Ratios by Product Line
Life	75.6%	71.6%	75.8%	76.0%
Disability	65.9%	70.7%	70.0%	71.1%
Dental	78.9%	76.9%	77.7%	76.6%
Total	70.1%	71.3%	72.5%	73.1%

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims. For additional information on our loss ratios, see “Additional Information” above.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Commissions and Other Expenses
Commissions	$113	$112	$222	$218
General and administrative expenses	227	213	437	423
Taxes, licenses and fees	33	33	70	69
Total expenses incurred	373	358	729	710
DAC deferrals	(42)	(28)	(71)	(53)
Total expenses recognized before amortization	331	330	658	657
DAC amortization	28	25	54	49
Other intangible amortization	8	8	16	16
Total commissions and other expenses	$367	$363	$728	$722

DAC Deferrals
As a percentage of insurance premiums	3.2%	2.2%	2.7%	2.1%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating Revenues
Fee income	$72	$65	$142	$129
Net investment income	247	259	491	514
Other revenues (1)	8	10	16	18
Total operating revenues	327	334	649	661
Operating Expenses
Interest credited	168	168	335	336
Commissions and other expenses	113	111	226	219
Total operating expenses	281	279	561	555
Income (loss) from operations before taxes	46	55	88	106
Federal income tax expense (benefit)	6	8	12	16
Income (loss) from operations	$40	$47	$76	$90

(1) Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three and Six Months Ended June 30, 2024 to 2023

Income from operations for this segment decreased due primarily to the following:

•Lower net investment income, net of interest credited, driven by lower average fixed account balances.
•Higher commissions and other expenses driven by higher trail commissions resulting from higher average daily variable account balances.

The decrease in income from operations was partially offset by higher fee income driven by higher average daily variable account balances.

Additional Information

Net flows in this business fluctuate based on the timing of larger plans being implemented and terminating over the course of the year.
New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account balances caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account balances were 13% for the three and six months ended June 30, 2024, and 11% and 12%, respectively, for the corresponding periods in 2023.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Net Flows By Market table below as “Multi-Fund® and other”), which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account balances was 14% and 16% as of June 30, 2024 and 2023, respectively. Due to this overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

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

Fee Income

Details underlying fee income (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Fee Income
Annuity expense assessments	$53	$47	$104	$94
Mutual fund fees	18	18	37	35
Total expense assessments	71	65	141	129
Surrender charges	1	–	1	–
Total fee income	$72	$65	$142	$129

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

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$228	$239	$454	$476
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	–	–	1	1
Surplus investments (2)	19	20	36	37
Total net investment income	$247	$259	$491	$514
Interest Credited	$168	$168	$335	$336

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

Account Balances

Details underlying account balances (dollars in millions) were as follows:

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
	2024	2023	2024	2023
Variable Account Balance Information (1)
Variable annuity deposits	$504	$643	$1,055	$1,178
Variable annuity net flows	(270)	107	(447)	63
Variable annuity account balances	20,946	18,793	20,946	18,793
Average daily variable annuity account balances	20,797	18,095	20,391	17,821
Average daily S&P 500® Index (2)	5,253	4,207	5,125	4,108
Fixed Account Balance Information (3)
Fixed annuity deposits	$846	$616	$1,636	$1,317
Fixed annuity net flows	(226)	(365)	(639)	(777)
Fixed annuity account balances	23,598	24,430	23,598	24,430
Average fixed account balances	23,550	24,810	23,605	24,925
Mutual Fund Account Balance Information
Mutual fund deposits	$1,932	$1,638	$4,393	$3,611
Mutual fund net flows	299	459	1,280	1,450
Mutual fund account balances (4)	63,328	53,363	63,328	53,363

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net Flows By Market
Small market	$43	$99	$11	$246
Mid – large market	206	408	1,053	1,119
Multi-Fund® and other	(446)	(306)	(870)	(629)
Total net flows	$(197)	$201	$194	$736

For more information on account balances, see Notes 9 and 10.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Commissions and Other Expenses
Commissions:
Deferrable	$1	$1	$2	$2
Non-deferrable	25	20	47	41
General and administrative expenses	83	85	168	167
Taxes, licenses and fees	4	4	10	10
Total expenses incurred	113	110	227	220
DAC deferrals	(5)	(5)	(10)	(10)
Total expenses recognized before amortization	108	105	217	210
DAC amortization	5	6	9	9
Total commissions and other expenses	$113	$111	$226	$219

DAC Deferrals
As a percentage of annuity sales/deposits	0.4%	0.4%	0.4%	0.4%

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

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating Revenues
Insurance premiums (1)	$1	$2	$3	$7
Net investment income (2)	27	38	43	73
Amortization of deferred gain (loss) on
business sold through reinsurance	2	–	3	–
Other revenues (3)	9	6	17	10
Total operating revenues	39	46	66	90
Operating Expenses
Benefits	4	14	11	36
Interest credited	8	9	17	18
Policyholder liability remeasurement (gain) loss	1	1	–	–
Other expenses	69	73	295	112
Interest and debt expense	86	84	167	166
Total operating expenses	168	181	490	332
Income (loss) from operations before taxes	(129)	(135)	(424)	(242)
Federal income tax expense (benefit)	(27)	(29)	(88)	(49)
Income (loss) from operations	$(102)	$(106)	$(336)	$(193)

(1) Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.
(2) Includes our institutional pension business, which has a corresponding offset in premiums and benefits for changes in reserves.
(3) Includes certain third-party advisory fees, which has a partial offset in other expenses.

Comparison of the Three Months Ended June 30, 2024 to 2023

Loss from operations for Other Operations decreased due primarily to lower other expenses due to the effect of changes in our stock price on our deferred compensation plans, as our stock price decreased slightly during the three months ended June 30, 2024, compared to a more significant decrease during the corresponding period in 2023.

Comparison of the Six Months Ended June 30, 2024 to 2023

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

Benefits

Benefits are recognized when incurred for institutional pension products and disability income business.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative expenses:
Legal	$1	$–	$116	$(5)
Branding	11	11	23	24
Other (1)	59	64	160	95
Total general and administrative expenses	71	75	299	114
Taxes, licenses and fees (2)	(1)	(1)	(2)	(1)
Other (3)	(1)	(1)	(2)	(1)
Total other expenses	$69	$73	$295	$112

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

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of June 30,	As of December 31,	As of June 30,	As of December 31,
	2024	2023	2024	2023
Investments
Fixed maturity AFS securities	$87,174	$88,738	68.9%	71.4%
Trading securities	2,201	2,359	1.7%	1.9%
Equity securities	295	306	0.2%	0.2%
Mortgage loans on real estate	20,152	18,963	15.9%	15.3%
Policy loans	2,513	2,476	2.0%	2.0%
Derivative investments	8,608	6,474	6.8%	5.2%
Alternative investments	3,563	3,377	2.8%	2.7%
Other investments	2,089	1,638	1.7%	1.3%
Total investments	$126,595	$124,331	100.0%	100.0%

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

Investment Portfolio Composition and Diversification

Fundamental to our investment policy is diversification across asset classes. Our investment portfolio, excluding cash and invested cash, is composed of fixed maturity securities, mortgage loans on real estate, real estate (either wholly owned or in joint ventures) and other long-term investments. We purchase investments for our segmented portfolios that have yield, duration and other characteristics that take into account the liabilities of the products being supported.

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

	As of June 30, 2024
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$14,159	$97	$1,526	$12,730	14.6%
Basic industry	3,485	40	389	3,136	3.6%
Capital goods	6,244	51	757	5,538	6.4%
Communications	3,327	44	439	2,932	3.4%
Consumer cyclical	5,818	39	595	5,262	6.0%
Consumer non-cyclical	15,400	118	2,275	13,243	15.2%
Energy	3,140	25	347	2,818	3.2%
Technology	4,979	19	617	4,381	5.0%
Transportation	3,475	24	383	3,116	3.6%
Industrial other	2,419	4	420	2,003	2.3%
Utilities	12,657	73	1,786	10,944	12.6%
Government-related entities	1,403	17	210	1,210	1.4%
Collateralized mortgage and other obligations (“CMOs”):
Agency backed	1,224	2	165	1,061	1.2%
Non-agency backed	323	17	8	332	0.4%
Mortgage pass through securities (“MPTS”):
Agency backed	447	1	46	402	0.5%
Commercial mortgage-backed securities (“CMBS”):
Non-agency backed	1,722	2	182	1,542	1.8%
Asset-backed securities (“ABS”):
Collateralized loan obligations (“CLOs”)	8,490	20	370	8,140	9.3%
Credit card	123	5	1	127	0.1%
Home equity	167	27	2	192	0.2%
Other	4,764	23	174	4,613	5.3%
Municipals:
Taxable	2,928	27	422	2,533	2.9%
Tax-exempt	33	–	2	31	0.0%
Government:
United States	423	4	38	389	0.4%
Foreign	303	12	55	260	0.3%
Hybrid and redeemable preferred securities	231	21	13	239	0.3%
Total fixed maturity AFS securities	97,684	712	11,222	87,174	100.0%
Trading Securities (2)	2,356	39	194	2,201
Equity Securities	318	5	28	295
Total fixed maturity AFS, trading and equity securities	$100,358	$756	$11,444	$89,670

	As of December 31, 2023
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$14,767	$133	$1,412	$13,488	15.2%
Basic industry	3,426	58	325	3,159	3.6%
Capital goods	6,143	83	591	5,635	6.4%
Communications	3,509	63	375	3,197	3.6%
Consumer cyclical	5,660	60	495	5,225	5.9%
Consumer non-cyclical	15,356	196	1,908	13,644	15.4%
Energy	3,331	38	309	3,060	3.4%
Technology	4,994	32	500	4,526	5.1%
Transportation	3,487	35	317	3,205	3.6%
Industrial other	2,296	7	370	1,933	2.2%
Utilities	12,683	121	1,484	11,320	12.8%
Government-related entities	1,425	26	186	1,265	1.4%
CMOs:
Agency backed	1,245	8	149	1,104	1.2%
Non-agency backed	332	19	10	341	0.4%
MPTS:
Agency backed	365	1	38	328	0.4%
CMBS:
Agency backed	2	–	–	2	0.0%
Non-agency backed	1,620	5	203	1,422	1.6%
ABS:
CLOs	8,452	9	389	8,072	9.1%
Credit card	113	7	1	119	0.1%
Home equity	175	28	2	201	0.2%
Other	3,954	18	193	3,779	4.3%
Municipals:
Taxable	3,072	100	415	2,757	3.1%
Tax-exempt	34	1	2	33	0.0%
Government:
United States	416	6	29	393	0.4%
Foreign	314	16	47	283	0.3%
Hybrid and redeemable preferred securities	243	21	17	247	0.3%
Total fixed maturity AFS securities	97,414	1,091	9,767	88,738	100.0%
Trading Securities (2)	2,515	55	211	2,359
Equity Securities	340	8	42	306
Total fixed maturity AFS, trading and equity securities	$100,269	$1,154	$10,020	$91,403
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

The quality of our fixed maturity AFS securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

		As of June 30, 2024			As of December 31, 2023
	Rating Agency	Net			Net
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	AAA / AA / A	$57,915	$51,310	58.9%	$56,557	$51,234	57.7%
2	BBB	36,831	33,051	37.9%	37,832	34,614	39.0%
Total investment grade securities		94,746	84,361	96.8%	94,389	85,848	96.7%

Below Investment Grade Securities
3	BB	1,100	1,027	1.2%	1,176	1,090	1.2%
4	B	1,768	1,720	2.0%	1,760	1,719	2.0%
5	CCC and lower	65	61	0.0%	86	78	0.1%
6	In or near default	5	5	0.0%	3	3	0.0%
Total below investment grade securities		2,938	2,813	3.2%	3,025	2,890	3.3%
Total fixed maturity AFS securities		$97,684	$87,174	100.0%	$97,414	$88,738	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities	3.0%	3.2%	3.1%	3.3%

(1) Based upon the rating designations determined and provided by the National Association of Insurance Commissioners (“NAIC”) or the major credit rating agencies (Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P Global Ratings (“S&P”)). For securities where the ratings assigned by the major credit rating agencies are not equivalent, the second lowest rating assigned is used. For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings. The average credit quality was A- as of June 30, 2024.

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

As of June 30, 2024, and December 31, 2023, 97% of the total fixed maturity AFS securities in an unrealized loss position were investment grade. Our gross unrealized losses recognized in OCI on fixed maturity AFS securities as of June 30, 2024, increased by $1.5 billion since December 31, 2023. For the six months ended June 30, 2024, we recognized $167 million of gross losses on fixed maturity AFS securities, which were primarily related to portfolio rebalancing and sales that support our reinsurance funds withheld agreements where the investment results are passed directly to the reinsurers. For the six months ended June 30, 2023, we recognized $117 million of gross losses on fixed maturity AFS securities, which were primarily related to sales driven by the regional banking crisis. For further information on our unrealized losses on fixed maturity AFS securities, see “Composition by Industry Categories of our Unrealized Losses on Fixed Maturity AFS Securities” below.

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require a credit allowance. We do not believe the unrealized loss position as of June 30, 2024, required an impairment recognized in earnings as: (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. This conclusion is consistent with our asset-liability management process. Management considered the following as part of the evaluation:

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

We recognized $(23) million and $(25) million of credit loss benefit (expense) on our fixed maturity AFS securities for the three and six months ended June 30, 2024, respectively, and $1 million and $(16) million, respectively, for the corresponding periods in 2023. In order to determine the amount of credit loss, we calculated the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover. To determine the recoverability, we considered the facts and circumstances surrounding the underlying issuer including, but not limited to, the following:

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

For information on credit loss impairment on fixed maturity AFS securities, see Notes 1, 3 and 17 herein and Note 1 to the Consolidated Financial Statements in our 2023 Form 10-K.

As reported on the Consolidated Balance Sheets, we had $136.4 billion of liabilities for future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which exceeded investments and cash and invested cash, which totaled $132.0 billion as of June 30, 2024. If it were necessary to liquidate fixed maturity AFS securities prior to maturity or call to meet cash flow needs, we would first look to those fixed maturity AFS securities that are in an unrealized gain position, which had a fair value of $16.7 billion as of June 30, 2024, rather than selling fixed maturity AFS securities in an unrealized loss position. The amount of cash that we have on hand at any point in time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business. For additional information, see “Liquidity and Capital Resources” below.

As of June 30, 2024, and December 31, 2023, the estimated fair value for all private placement securities was $20.6 billion, representing 16% and 17% of total investments, respectively.

Mortgage-Backed Securities (Included in Fixed Maturity AFS and Trading Securities)

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Mortgage-Backed Securities” in our 2023 Form 10-K for a discussion of our mortgage-backed securities.

The market value of fixed maturity AFS and trading securities backed by subprime loans was $168 million and represented less than 1% of our total investment portfolio as of June 30, 2024. Fixed maturity AFS securities represented $161 million, or 96%, and trading securities represented $7 million, or 4%, of the subprime exposure as of June 30, 2024. The table below summarizes our investments in fixed maturity AFS securities backed by pools of residential mortgages (in millions) as of June 30, 2024:

	Agency		Prime		Alt-A		Subprime/ Option ARM (1)		Total
	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value
Type
RMBS	$1,671	$1,462	$178	$176	$55	$60	$90	$97	$1,994	$1,795
ABS home equity	–	–	16	16	12	18	139	158	167	192
Total by type (2)(3)	$1,671	$1,462	$194	$192	$67	$78	$229	$255	$2,161	$1,987

Rating
AAA	$–	$–	$102	$100	$2	$1	$5	$5	$109	$106
AA	1,671	1,462	8	8	1	1	4	4	1,684	1,475
A	–	–	21	21	1	1	1	1	23	23
BBB	–	–	10	10	1	1	6	6	17	17
BB and below	–	–	53	53	62	74	213	239	328	366
Total by rating (2)(3)(4)	$1,671	$1,462	$194	$192	$67	$78	$229	$255	$2,161	$1,987

Origination Year
2014 and prior	$368	$347	$68	$69	$67	$78	$229	$255	$732	$749
2015	129	112	15	14	–	–	–	–	144	126
2016	381	312	–	–	–	–	–	–	381	312
2017	157	133	–	–	–	–	–	–	157	133
2018	144	132	–	–	–	–	–	–	144	132
2019	153	122	–	–	–	–	–	–	153	122
2020	90	77	3	3	–	–	–	–	93	80
2021	122	102	2	2	–	–	–	–	124	104
2022	82	80	58	56	–	–	–	–	140	136
2023	45	45	16	16	–	–	–	–	61	61
2024	–	–	32	32	–	–	–	–	32	32
Total by origination year (2)(3)	$1,671	$1,462	$194	$192	$67	$78	$229	$255	$2,161	$1,987

Total fixed maturity AFS securities backed by pools of
residential mortgages as a percentage of total fixed maturity AFS securities	2.2%	2.3%

Total prime, Alt-A and subprime/option ARM as a percentage of total fixed maturity AFS securities	0.5%	0.6%

(1) Includes the net amortized cost and fair value of option adjustable rate mortgages (“ARM”) within RMBS, totaling $87 million and $94 million, respectively.
(2) Does not include the amortized cost of trading securities totaling $55 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $55 million in trading securities consisted of $44 million prime, $3 million Alt-A and $8 million subprime.
(3) Does not include the fair value of trading securities totaling $44 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $44 million in trading securities consisted of $35 million prime, $3 million Alt-A and $6 million subprime.

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

The following summarizes our investments in fixed maturity AFS securities backed by pools of commercial mortgages (in millions) as of June 30, 2024:

	Multiple Property		Single Property		Total
	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value
Type
CMBS (1)(2)	$1,609	$1,438	$113	$104	$1,722	$1,542

Rating
AAA	$1,065	$970	$50	$48	$1,115	$1,018
AA	536	460	40	33	576	493
A	6	6	23	23	29	29
BBB	–	–	–	–	–	–
BB and below	2	2	–	–	2	2
Total by rating (1)(2)(3)	$1,609	$1,438	$113	$104	$1,722	$1,542

Origination Year
2014 and prior	$24	$23	$9	$8	$33	$31
2015	22	21	4	4	26	25
2016	72	66	1	1	73	67
2017	191	179	8	7	199	186
2018	140	134	–	–	140	134
2019	322	290	–	–	322	290
2020	254	210	3	3	257	213
2021	258	206	28	23	286	229
2022	153	137	26	24	179	161
2023	108	107	14	14	122	121
2024	65	65	20	20	85	85
Total by origination year (1)(2)	$1,609	$1,438	$113	$104	$1,722	$1,542

Total fixed maturity AFS securities backed by pools of
commercial mortgages as a percentage of total fixed maturity AFS securities	1.8%	1.8%

(1) Does not include the amortized cost of trading securities totaling $125 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $125 million in trading securities consisted of $77 million of multiple property CMBS and $48 million of single property CMBS.
(2) Does not include the fair value of trading securities totaling $108 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $108 million in trading securities consisted of $68 million of multiple property CMBS and $40 million of single property CMBS.
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

The composition by industry categories of all fixed maturity AFS securities in an unrealized loss position (in millions) as of June 30, 2024, was as follows:

	Net Amortized Cost	% Net Amortized Cost	Gross Unrealized Losses	% Gross Unrealized Losses	Fair Value	% Fair Value
Electric	$7,428	9.1%	$1,212	10.8%	$6,216	8.8%
Healthcare	6,009	7.4%	1,186	10.6%	4,823	6.9%
Technology	4,427	5.4%	617	5.5%	3,810	5.4%
Food and beverage	3,855	4.7%	565	5.0%	3,290	4.8%
ABS	7,864	9.6%	529	4.7%	7,335	10.4%
Banking	5,302	6.5%	489	4.4%	4,813	6.8%
Local authorities	2,281	2.8%	430	3.8%	1,851	2.6%
Industrial – other	2,184	2.7%	425	3.8%	1,759	2.5%
Diversified manufacturing	2,292	2.8%	326	2.9%	1,966	2.8%
Pharmaceuticals	2,350	2.9%	320	2.8%	2,030	2.9%
Natural gas	1,621	2.0%	291	2.6%	1,330	1.9%
Brokerage asset management	1,697	2.1%	260	2.3%	1,437	2.0%
Retail	1,697	2.1%	258	2.3%	1,439	2.0%
Chemicals	1,948	2.4%	251	2.2%	1,697	2.4%
Transportation services	2,007	2.5%	233	2.1%	1,774	2.5%
Life insurance	1,298	1.6%	218	1.9%	1,080	1.5%
Aerospace and defense	1,438	1.8%	214	1.9%	1,224	1.7%
Property and casualty	1,373	1.7%	213	1.9%	1,160	1.6%
Utility – other	1,131	1.4%	189	1.7%	942	1.3%
Non-agency CMBS	1,522	1.9%	181	1.6%	1,341	1.9%
Consumer products	1,101	1.3%	171	1.5%	930	1.3%
Midstream	1,491	1.8%	165	1.5%	1,326	1.9%
Wirelines	919	1.1%	144	1.3%	775	1.1%
Railroads	895	1.1%	143	1.3%	752	1.1%
Government-sponsored	483	0.6%	135	1.2%	348	0.5%
Automotive	1,580	1.9%	133	1.2%	1,447	2.1%
Integrated	689	0.8%	121	1.1%	568	0.8%
Wireless	746	0.9%	119	1.1%	627	0.9%
Industries with unrealized losses
less than $100 million	13,998	17.1%	1,684	15.0%	12,314	17.6%
Total by industry	$81,626	100.0%	$11,222	100.0%	$70,404	100.0%

Total by industry as a percentage of
total fixed maturity AFS securities	83.6%	100.0%	80.8%

 Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of June 30, 2024
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$17,492	$2,686	$20,178	99.5%
Delinquent	25	18	43	0.2%
Foreclosure	22	42	64	0.3%
Total mortgage loans on real estate before allowance	17,539	2,746	20,285	100.0%
Allowance for credit losses	(93)	(40)	(133)
Total mortgage loans on real estate	$17,446	$2,706	$20,152

	As of December 31, 2023
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$17,273	$1,742	$19,015	99.7%
Delinquent	–	21	21	0.1%
Foreclosure	–	41	41	0.2%
Total mortgage loans on real estate before allowance	17,273	1,804	19,077	100.0%
Allowance for credit losses	(86)	(28)	(114)
Total mortgage loans on real estate	$17,187	$1,776	$18,963

As of June 30, 2024, there were specifically identified impaired commercial and residential mortgage loans with an aggregate carrying value of $13 million and $49 million, respectively, or less than 1% of total mortgage loans on real estate. As of December 31, 2023, there were specifically identified impaired commercial and residential mortgage loans with an aggregate carrying value of $2 million and $47 million, respectively, or less than 1% of total mortgage loans on real estate.

The total outstanding principal and interest on commercial mortgage loans that were two or more payments delinquent, excluding foreclosures, as of June 30, 2024, and December 31, 2023, was $34 million and less than $1 million, respectively, or less than 1% of total mortgage loans on real estate. The total outstanding principal and interest on residential mortgage loans that were three or more payments delinquent, excluding foreclosures, as of June 30, 2024, and December 31, 2023, was $17 million and $20 million, respectively, or less than 1% of total mortgage loans on real estate.

The carrying value of mortgage loans on real estate by business segment (in millions) was as follows:

	As of June 30, 2024	As of December 31, 2023
Segment
Annuities	$7,875	$7,362
Life Insurance	3,603	3,675
Group Protection	1,584	1,550
Retirement Plan Services	5,373	4,813
Other Operations	1,717	1,563
Total mortgage loans on real estate	$20,152	$18,963

The composition of commercial mortgage loans (in millions) by property type, geographic region and state is shown below as of June 30, 2024:

	Carrying Value	%		Carrying Value	%
Property Type			State
Apartment	$5,591	32.1%	CA	$4,611	26.4%
Industrial	4,795	27.5%	TX	1,678	9.6%
Office building	3,284	18.8%	FL	1,014	5.8%
Retail	2,689	15.4%	NY	881	5.0%
Other commercial	788	4.5%	AZ	880	5.0%
Mixed use	161	0.9%	PA	796	4.6%
Hotel/motel	138	0.8%	WA	704	4.0%
Total	$17,446	100.0%	MD	687	4.0%
Geographic Region			GA	654	3.7%
Pacific	5,638	32.3%	TN	533	3.1%
South Atlantic	3,762	21.6%	NC	478	2.7%
Middle Atlantic	2,056	11.8%	VA	425	2.4%
West South Central	1,817	10.4%	NJ	379	2.2%
Mountain	1,511	8.7%	OH	369	2.1%
East North Central	1,173	6.7%	WI	351	2.0%
East South Central	658	3.8%	OR	323	1.9%
West North Central	450	2.6%	UT	306	1.8%
New England	352	2.0%	Non U.S.	29	0.2%
Non U.S.	29	0.1%	All other states	2,348	13.5%
Total	$17,446	100.0%	Total	$17,446	100.0%

The following table shows the principal amount (in millions) of our commercial and residential mortgage loans by year in which the principal is contractually obligated to be repaid:

	As of June 30, 2024
	Commercial	Residential	Total	%
Principal Repayment Year
2024	$447	$28	$475	2.3%
2025	1,042	224	1,266	6.2%
2026	1,393	35	1,428	7.1%
2027	1,868	35	1,903	9.4%
2028	2,160	36	2,196	10.9%
2029 and thereafter	10,668	2,327	12,995	64.1%
Total	$17,578	$2,685	$20,263	100.0%

See Note 3 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for credit losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Annuities	$1	$6	$3	$8
Life Insurance	32	68	106	114
Group Protection	1	3	2	5
Retirement Plan Services	1	3	2	5
Other Operations	1	–	1	–
Total (1)	$36	$80	$114	$132

(1) Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of June 30, 2024, and December 31, 2023, alternative investments included investments in 362 and 352 different partnerships, respectively, and the portfolio represented approximately 3% of total investments. The partnerships do not represent off-balance sheet financing and generally involve several third-party partners. Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and are not material to our liquidity. Alternative investments are accounted for using the equity method of accounting and are included in other investments on the Consolidated Balance Sheets.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net Investment Income
Fixed maturity AFS securities	$1,050	$1,217	$2,101	$2,423
Trading securities	30	39	62	83
Equity securities	10	2	14	6
Mortgage loans on real estate	215	184	412	364
Policy loans	24	26	49	52
Cash and invested cash	42	36	79	62
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	3	2	4	5
Alternative investments (2)	36	80	114	132
Consent fees	–	2	–	3
Other investments	3	(9)	19	(10)
Investment income	1,413	1,579	2,854	3,120
Investment expense	(81)	(71)	(175)	(146)
Net investment income	$1,332	$1,508	$2,679	$2,974

(1) See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2) See “Alternative Investments” above for additional information.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Interest Rate Yield
Fixed maturity AFS securities, mortgage loans on
real estate and other, net of investment expenses	4.05%	4.07%	4.02%	4.05%
Commercial mortgage loan prepayment and
bond make-whole premiums	0.00%	0.01%	0.00%	0.01%
Alternative investments	0.11%	0.23%	0.18%	0.19%
Net investment income yield on invested assets	4.16%	4.31%	4.20%	4.25%

We earn investment income on our general account assets supporting fixed annuity, term life, whole life, UL, interest-sensitive whole life and the fixed portion of retirement plan and VUL products. The profitability of our fixed annuity and life insurance products is affected by our ability to achieve target spreads, or margins, between the interest income earned on the general account assets and the interest credited to the policyholder on our average fixed account balances, including the fixed portion of variable. Net investment income and the interest rate yield table each include commercial mortgage loan prepayments and bond make-whole premiums, alternative investments and contingent interest and standby real estate equity commitments. These items can vary significantly from period to period due to a number of factors and, therefore, can provide results that are not indicative of the underlying trends.

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

For factors that could cause actual results to differ materially from those set forth in this section and that could affect our expectations for liquidity and capital, see “Part I – Item 1A. Risk Factors” in our 2023 Form 10-K, “Forward-Looking Statements – Cautionary Language” above and “Part II – Item 1A. Risk Factors” herein.

Consolidated Sources and Uses of Liquidity and Capital

Our primary sources of liquidity and capital are insurance premiums and fees, investment income, maturities and sales of investments, issuance of debt or other types of securities and policyholder deposits. We also have access to alternative sources of liquidity as discussed below. Our primary uses are to pay policy claims and benefits, to fund commissions and other general operating expenses, to purchase investments, to fund policy surrenders and withdrawals, to pay dividends to our common and preferred stockholders, to repurchase our common stock and to repay debt. Our operating activities provided (used) cash of $(2.2) billion and $(252) million for the six months ended June 30, 2024 and 2023, respectively.

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

Details underlying the primary sources of the holding company’s liquidity (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Cash Dividends from Subsidiaries
The Lincoln National Life Insurance Company	$15	$155	$195	$260
Lincoln National Reinsurance Company (Barbados) Limited	–	–	–	100
Total cash dividends from subsidiaries	$15	$155	$195	$360

Interest from Subsidiaries
Interest on inter-company notes	$37	$36	$77	$72

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

During the second quarter of 2024, The Lincoln National Life Insurance Company (“LNL”) made a $929 million extraordinary dividend in the form of investments to LNC for the purpose of the initial capitalization of LPINE. See “Introduction – Executive Summary” above and “Subsidiaries’ Capital” below for more information about LPINE.

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

Our insurance subsidiaries’ regulatory capital levels are affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. For instance, our term products and UL products containing secondary guarantees require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”) and Actuarial Guideline XXXVIII (“AG38”), respectively. Our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives or reinsurance subsidiaries. Our captive reinsurance and reinsurance subsidiaries provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner and free up capital the insurance subsidiaries can use for any number of purposes, including paying dividends to the holding company. We use long-dated letters of credit (“LOCs”) and debt financing as well as other financing strategies to finance those reserves. Included in the LOCs issued as of June 30, 2024, was $1.8 billion of long-dated LOCs issued to support inter-company reinsurance agreements for UL products containing secondary guarantees. For information on the LOCs, see the credit facilities table in Note 14 in our 2023 Form 10-K. Our captive reinsurance and reinsurance subsidiaries have also issued long-term notes of $3.8 billion to finance a portion of the excess reserves associated with our term and UL products with secondary guarantees as of June 30, 2024; of this amount, $3.1 billion involve exposure to variable interest entities. For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 5 in our 2023 Form 10-K. We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees. LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.

Statutory reserves and RBC requirements for variable annuity guaranteed benefit riders and guaranteed benefits on VUL policies are sensitive to changes in the equity markets and interest rates and are affected by the level of account balances relative to the level of any guarantees, product design and reinsurance arrangements. As a result, the relationship between reserve changes and equity market performance is non-linear during any given reporting period. Our insurance subsidiaries cede a portion of the variable annuity guaranteed benefit riders to Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”) through a modified coinsurance agreement. Our variable annuity hedge program mitigates the risk to LNBAR from guaranteed benefit riders and continues to focus on generating sufficient income to fund future claims with a goal of maximizing distributable earnings and explicitly protecting capital. LNL also uses a partial hedge that mitigates potential capital volatility from guaranteed benefits on VUL policies. Market conditions greatly influence the ultimate capital required due to its effect on the valuation of reserves and supporting derivatives. In December 2022, LNC issued a long-term note to a non-affiliated variable interest entity in exchange for notes of like principal and duration classified as AFS securities. LNC contributed the securities to LNBAR to address asset value volatility based on market conditions. Under the current terms of the note facility, the maximum permissible principal amount of the note is $1.5 billion, the full amount of which was outstanding as of June 30, 2024. There are no impacts to the LNC Consolidated Balance Sheets based on the set-off right provided in the note facility. For more information, see Note 5 in our 2023 Form 10-K.

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

During the second quarter of 2024, LNC contributed $929 million of investments and $22 million in cash to LPINE, a wholly owned subsidiary of LNC and a licensed Bermuda-based life and annuity reinsurance company, in support of an inter-company reinsurance agreement with LNL. See “Introduction – Executive Summary” above for more information about LPINE.

LNC made capital contributions in cash to other subsidiaries of $5 million for the three and six months ended June 30, 2024, compared to zero and $5 million, respectively, for the corresponding periods in 2023.

On May 6, 2024, we closed the previously announced sale of all of the ownership interests in the subsidiaries of the Company that comprise the Company’s wealth management business operated through LFN to Osaic. We received $725 million in cash, and the sale provided approximately $650 million of statutory capital benefit that will primarily be used to increase LNL’s RBC ratio. We also plan to use a portion of the proceeds to reduce our leverage ratio. For more information on the sale of our wealth management business, see Note 1.

Debt

Although our subsidiaries currently generate adequate cash flow to meet the needs of our normal operations, periodically LNC may issue debt to maintain ratings and increase liquidity, as well as to fund internal growth, acquisitions and the retirement of its debt.

Details underlying our debt activities (in millions) for the six months ended June 30, 2024, were as follows:

	Beginning Balance	Issuance	Maturities, Repayments and Refinancing	Change in Fair Value Hedges	Other Changes (1)	Ending Balance
Short-Term Debt
Current maturities of long-term debt (2)	$250	$–	$(100)	$–	$300	$450

Long-Term Debt
Senior notes	4,491	350	–	(23)	(310)	4,508
Subordinated notes (3)	995	–	–	–	–	995
Capital securities (3)	213	–	–	–	–	213
Total long-term debt	$5,699	$350	$–	$(23)	$(310)	$5,716

(1) Includes the non-cash reclassification of long-term debt to current maturities of long-term debt, accretion (amortization) of discounts and premiums, amortization of debt issuance costs and amortization of adjustments from discontinued hedges, as applicable.
(2) As of June 30, 2024, consisted of $150 million principal amount of our term loan due December 3, 2024 and $300 million principal amount of our 3.35% Senior Notes due March 9, 2025.
(3) We use interest rate swaps to partially hedge the variability in rates.

On March 14, 2024, we completed the issuance and sale of $350 million aggregate principal amount of our 5.852% Senior Notes due 2034. We used a portion of the net proceeds to fund the repayments of $47 million of our term loan due December 3, 2024. We intend to use the remaining net proceeds from the offering to fund the repayment of the Company’s 3.35% Senior Notes due 2025 on or prior to their maturity, and possible repurchases of other of our outstanding debt securities, as well as to pay fees and expenses in respect of the foregoing.

During June 2024, we repaid $53 million of our term loan due December 3, 2024, using available cash to deleverage the balance sheet. On July 18, 2024, we refinanced this term loan into a $150 million term loan due July 16, 2027.

LNC made interest payments to service debt of $83 million and $145 million for the three and six months ended June 30, 2024, respectively, compared to $82 million and $153 million, respectively, for the corresponding periods in 2023.

For additional information about our short-term and long-term debt and our credit facilities, see Note 14 in our 2023 Form 10-K.

Preferred Stock

Details underlying preferred stock dividends paid (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Series C preferred stock dividends	$–	$–	$23	$13
Series D preferred stock dividends	11	11	23	23
Total preferred stock dividends	$11	$11	$46	$36

For additional information on preferred stock, see Note 19 in our 2023 Form 10-K.

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

Details underlying return of capital to common stockholders (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Dividends to common stockholders	$77	$76	$153	$152
Total cash returned to common stockholders	$77	$76	$153	$152

Alternative Sources of Liquidity

Inter-Company Cash Management Program

To promote effective short-term cash management strategies, we utilize an inter-company cash management program between LNC and participating subsidiaries under which each entity can lend to or borrow from the holding company to meet short-term borrowing needs. As of June 30, 2024, the holding company did not have an outstanding balance. Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions. For our Indiana-domiciled insurance subsidiary, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC.

Facility Agreement for Senior Notes Issuance

LNC entered into a facility agreement in 2020 with a Delaware trust that gives LNC the right over a 10-year period to issue, from time to time, up to $500 million of 2.330% Senior Notes to the trust in exchange for a corresponding amount of U.S. Treasury securities held by the trust. By agreeing to purchase the 2.330% Senior Notes in exchange for U.S. Treasury securities upon exercise of the issuance right, the trust will provide a source of liquid assets for the Company. The issuance right will be exercised automatically in full upon our failure to make certain payments to the trust, if the failure to pay is not cured within 30 days, or upon certain bankruptcy events involving LNC. We are also required to exercise the issuance right in full if our consolidated stockholders’ equity (excluding AOCI) falls below a minimum threshold (which was $2.75 billion as of June 30, 2024, and is subject to adjustment from time to time in certain cases) and upon certain other events described in the facility agreement. For additional information, see Note 14 in our 2023 Form 10-K.

Federal Home Loan Bank

Our primary insurance subsidiary, LNL, is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of June 30, 2024, LNL had an estimated maximum borrowing capacity of $7.0 billion under the FHLBI facility and maximum available borrowing based on qualifying assets of $4.7 billion. As of June 30, 2024, LNL had outstanding borrowings of $3.2 billion under this facility reported within payables for collateral on investments on the Consolidated Balance Sheets. Lincoln Life & Annuity Company of New York (“LLANY”) is a member of the Federal Home Loan Bank of New York (“FHLBNY”) with an estimated maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of June 30, 2024, LLANY had no outstanding borrowings under this facility. For additional information, see “Payables for Collateral on Investments” in Note 3.

Securities Lending Programs and Repurchase Agreements

Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can access liquidity through securities lending programs and repurchase agreements. As of June 30, 2024, our insurance subsidiaries had securities pledged under securities lending agreements with a carrying value of $202 million. In addition, our insurance and reinsurance subsidiaries had access to $2.25 billion through committed repurchase agreements as of June 30, 2024, of which $25 million was utilized as of June 30, 2024. The cash received in our securities lending programs and repurchase agreements is typically invested in cash and invested cash or fixed maturity AFS securities. For additional information, see “Payables for Collateral on Investments” in Note 3.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net collateral payable position) and posted with counterparties (when we are in a net collateral receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of June 30, 2024, we were in a net collateral payable position of $7.6 billion compared to $5.0 billion as of December 31, 2023. In the event of adverse changes in fair value of our derivative instruments, we may need to post collateral with a counterparty. If we do not have sufficient high-quality securities or cash and invested cash to provide as collateral, we have committed liquidity sources through facilities that can provide up to $1.25 billion of additional liquidity to help meet collateral needs as of June 30, 2024. Access to such facilities is contingent upon interest rates having achieved certain threshold levels. In addition to these facilities, we have the facility agreement for senior notes issuance, the FHLB facilities and the repurchase agreements discussed above as well as the five-year revolving credit facility discussed in Note 14 in our 2023 Form 10-K to leverage that would be eligible for collateral posting. For additional information, see “Credit Risk” in Note 5.

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

If our current financial strength ratings or credit ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity. For the majority of our derivative counterparties, there is a termination event with respect to LNC if its long-term senior debt ratings drop below BBB-/Baa3 (S&P/Moody’s); or with respect to LNL if its financial strength ratings drop below BBB-/Baa3 (S&P/Moody’s). Our long-term senior debt held a rating of BBB+/Baa2 (S&P/Moody’s) as of June 30, 2024. In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products. See “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2023 Form 10-K for more information.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the lawsuits captioned Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company, Iwanski v. First Penn-Pacific Life Insurance Company, TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company, and Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York (“LLANY”), each of which was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”) and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (“First Quarter 2024 Form 10-Q”). On June 25, 2024, the court granted LLANY’s April 12, 2024, motion to stay proceedings in Vida pending the completion of the settlement approval process in Glover. On July 30, 2024, the court held a hearing on the Glover plaintiffs’ March 8, 2024 motion for preliminary approval of the provisional settlement by the court in respect of policies included in Glover and the related cases.

Reference is made to Donald C. Meade v. Lincoln National Corporation, Ellen Cooper, Dennis Glass, and Randal Freitag previously disclosed in the First Quarter 2024 Form 10-Q. On June 24, 2024, Local 295 IBT Employer Group Pension Trust Fund (“Local 295”) filed a motion for appointment as lead plaintiff.

Lawrence Hollin, derivatively on behalf of Nominal Defendant Lincoln National Corporation v. Ellen G. Cooper, Dennis R. Glass, Randal J. Freitag, Deirdre P Connelly, William H. Cunningham, Reginald E. Davis, Eric G. Johnson, Gary C. Kelly, M. Leanne Lachman, Dale Lefebvre, Janet Liang, Michael F. Mee, Lynn M. Utter and Patrick S. Pittard (“Individual Defendants”) and Lincoln National Corporation (“Nominal Defendant”), No. 2:24-cv-02713, pending in the U.S. District Court for the Eastern District of Pennsylvania, is a complaint that was filed on June 20, 2024. Plaintiff Lawrence Hollin brings this verified stockholder derivative complaint purportedly on behalf of Nominal Defendant Lincoln National Corporation against the Individual Defendants, inter alia, for alleged breaches of fiduciary duties between at least November 4, 2020, and November 2, 2022 inclusive, and for alleged violations of the federal securities laws caused by the issuance of allegedly materially false and misleading statements issued, or caused to be issued, by the Individual Defendants in the Company’s SEC filings and other public statements. Plaintiff Hollin alleges claims against the Individual Defendants for violations of section 14(a) of the Exchange Act, 15 U.S.C. section 78n(a) and Rule 14a-9 (17 C.F.R. section 240.14a-9); for breach of fiduciary duties; for aiding and abetting breach of fiduciary duty; for unjust enrichment; and for waste of corporate assets. Plaintiff Hollin alleges that the Individual Defendants failed to disclose to investors: (i) that the Company was experiencing a decline in its VUL business; (ii) that, as a result, the goodwill associated with the life insurance business was overstated; (iii) that, as a result, the Company’s policy lapse assumptions were outdated; (iv) that, as a result, the Company’s reserves were overstated; (v) that, as a result, the Company’s reported financial results and financial statements were misstated; and (vi) that, as a result, the Individual Defendants’ positive statements about the Company’s business, operations, and prospects were materially misleading and/or lacked a reasonable basis. Plaintiff Hollin alleges that the Company thereby suffered loss, injury, and damage. Among other relief, the action seeks, in favor of the Company, damages sustained by the Company, punitive damages and attorney’s fees and costs. The Individual Defendants are vigorously defending this matter.

Robert R. Wiersum, derivatively on behalf of Lincoln National Corporation v. Ellen G. Cooper, Dennis R. Glass, Randal J. Freitag, Deirdre P Connelly, William H. Cunningham, Reginald E. Davis, Eric G. Johnson, Gary C. Kelly, M. Leanne Lachman, Dale Lefebvre, Janet Liang, Michael F. Mee, Lynn M. Utter and Patrick S. Pittard (“Individual Defendants”) and Lincoln National Corporation (“Nominal Defendant”), No. 2:24-cv-03251, pending in the U.S. District Court for the Eastern District of Pennsylvania, is a complaint that was filed on July 23, 2024. Plaintiff Robert R. Wiersum brings this verified stockholder derivative complaint purportedly on behalf of Nominal Defendant Lincoln National Corporation against the Individual Defendants, inter alia, for alleged breaches of fiduciary duties between at least November 4, 2020, and the date of the filing, inclusive, and for alleged violations of the federal securities laws caused by the issuance of allegedly materially false and misleading statements issued, or caused to be issued, by the Individual Defendants in the Company’s SEC filings and other public statements. Plaintiff Wiersum alleges claims against the Individual Defendants for violations of section 14(a) of the Exchange Act, 15 U.S.C. section 78n(a) and Rule 14a-9 (17 C.F.R. section 240.14a-9); for breach of fiduciary duties; for unjust enrichment; and for waste of corporate assets. Plaintiff Wiersum alleges that the Individual Defendants failed to disclose to investors: (i) that the Company was experiencing a decline in its VUL business; (ii) that, as a result, the goodwill associated with the life insurance business was overstated; (iii) that, as a result, the Company’s policy lapse assumptions were outdated; (iv) that, as a result, the Company’s reserves were overstated; (v) that, as a result, the Company’s reported financial results and financial statements were misstated; and (vi) that, as a result, the Individual Defendants’ positive statements about the Company’s business, operations, and prospects were materially misleading and/or lacked a reasonable basis. Plaintiff Wiersum alleges that the Company thereby suffered loss, injury, and damage. Among other relief, the action seeks, in favor of the Company, damages sustained by the Company and attorney’s fees and costs. The Individual Defendants will vigorously defend this matter.

See Note 14 in “Part I – Item 1. Financial Statements” for further discussion regarding these matters and other contingencies.

Item 1A. Risk Factors

Reference is made to “Part I – Item 1A. Risk Factors” in the 2023 Form 10-K for information concerning risk factors. We are updating the following risk factor contained in the 2023 Form 10-K as set forth below.

The following risk factor should be read in conjunction with the factors set forth in “Part I – Item 1A. Risk Factors” of the 2023 Form 10-K, in addition to the factors set forth in “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements – Cautionary Language” above. You should carefully consider such factors. Such risks and uncertainties are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business, financial condition and results of operations could be materially affected. In that case, the value of our securities could decline substantially.

Changes in tax law or the interpretation of or application of existing tax laws could impact our tax costs and the products that we sell.

Changes in tax laws or interpretations of such laws could increase our corporate taxes and negatively impact our results of operations and financial condition. Federal, state and local tax authorities may enact changes in tax law, issue new regulations or other pronouncements or issue interpretations of existing tax laws that could increase our current tax burden and impose new taxes on our business, or authorities who have not imposed taxes in the past may impose taxes. Any attempts to avoid or mitigate such new taxes or interpretations may not be successful and could result in an increase to our tax liability. Guidance on previously enacted tax law changes could impact our interpretations of existing law and also have an impact on our business. See Note 14 in “Part I – Item 1. Financial Statements” for a discussion of our current tax assessment proceeding.

In August 2022, the Inflation Reduction Act of 2022 was passed by the U.S. Congress and signed into law by President Biden. The Inflation Reduction Act of 2022 established a new 15% corporate alternative minimum tax for corporations whose average adjusted net income for any consecutive three-year period beginning after December 31, 2022, exceeds $1.0 billion. This provision became effective for tax years beginning after December 31, 2022. While we have determined that we were not within the scope of the corporate alternative minimum tax for 2023, we will continue to evaluate the potential impact of this new alternative minimum tax on our business, results of operations and financial condition in future periods.

In December 2023, the Government of Bermuda enacted a corporate income tax. The Bermuda corporate income tax imposes a 15% income tax, less applicable foreign tax credits, on companies that are organized or operate within Bermuda that are within the scope of the OECD Pillar Two rules. The Bermuda corporate income tax will be effective for tax years beginning on January 1, 2025. An election is available to exclude the income of a Bermuda entity that is a controlled foreign corporation within the meaning of the U.S. tax rules from the Bermuda corporate income tax for fiscal years ending prior to January 1, 2027. There are several open items with respect to the possible application of the Bermuda corporate income tax, which will determine how and to what degree this tax could impact our business, results of operations and financial conditions in future periods.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following summarizes purchases of equity securities by the Company during the quarter ended June 30, 2024 (dollars in millions, except per share data):

			(c) Total Number	(d) Approximate Dollar
	(a) Total		of Shares	Value of Shares
	Number	(b) Average	Purchased as Part of	that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs (1)	Plans or Programs (1)
4/1/24 – 4/30/24	-	$–	-	$714

5/1/24 – 5/31/24	-	-	-	714

6/1/24 – 6/30/24	-	-	-	714

(1) On November 10, 2021, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.5 billion. As of June 30, 2024, our remaining security repurchase authorization was $714 million. The security repurchase authorization does not have an expiration date. The amount and timing of share repurchases depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital. Our stock repurchases may be effected from time to time through open market purchases or in privately negotiated transactions and may be made pursuant to an accelerated share repurchase agreement or Rule 10b5-1 plan.

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2024, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 123, which is incorporated herein by reference.

LINCOLN NATIONAL CORPORATION
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended June 30, 2024

10.1
Amendment No. 3 to the Lincoln National Corporation 2020 Incentive Compensation Plan (effective May 23, 2024), incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K (File No. 1-6028) filed with the Securities and Exchange Commission on May 24, 2024.*

10.2	Form of Performance Share Award Agreement for Senior Management Committee (“SMC”) (other than CEO) (effective May 2024).*
10.3	Form of Restricted Stock Unit Award Agreement for SMC (other than CEO) (effective May 2024).*
10.4	Separation Agreement and General Release, dated July 2, 2024, between Lincoln National Corporation and Matthew Grove.*^
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* This exhibit is a management contract or compensatory plan or arrangement.
^ Schedules (or similar attachments) to this agreement have been omitted pursuant to Item 601(a) of Regulation S-K. The Corporation will furnish supplementally a copy of the schedules to the SEC, upon request. Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Corporation agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon request.

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
Dated: August 1, 2024