Form 10-Q
period 2024-09-30
LINCOLN NATIONAL CORP
filed 2024-10-31
CIK 59558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
OR
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
Yes ☐   No  ☒

As of October 28, 2024, there were 170,343,186 shares of the registrant’s common stock outstanding.
—————————————————————————————————————————————————————

Lincoln National Corporation

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
LINCOLN NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of	As of
	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2024 - $97,688; 2023 - $97,433; allowance for credit losses: 2024 - $48; 2023 - $19)	$90,682	$88,738
Trading securities	2,206	2,359
Equity securities	293	306
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2024 - $263; 2023 - $288)	20,856	18,963
Policy loans	2,510	2,476
Derivative investments	9,522	6,474
Other investments	5,743	5,015
Total investments	131,812	124,331
Cash and invested cash	6,013	3,365
Deferred acquisition costs, value of business acquired and deferred sales inducements	12,475	12,397
Reinsurance recoverables, net of allowance for credit losses	29,233	29,843
Deposit assets, net of allowance for credit losses	30,501	28,789
Market risk benefit assets	4,565	3,894
Accrued investment income	1,160	1,082
Goodwill	1,144	1,144
Other assets	8,454	9,311
Separate account assets	171,483	158,257
Total assets	$396,840	$372,413
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Policyholder account balances	$125,968	$120,737
Future contract benefits	41,169	39,864
Funds withheld reinsurance liabilities	17,595	17,641
Market risk benefit liabilities	1,272	1,716
Deferred front-end loads	6,517	5,901
Payables for collateral on investments	10,570	8,105
Short-term debt	300	250
Long-term debt	5,897	5,699
Other liabilities	7,056	7,350
Separate account liabilities	171,483	158,257
Total liabilities	387,827	365,520
Contingencies and Commitments (See Note 14)
Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized:
Series C preferred stock – 20,000 shares authorized, issued and outstanding
as of September 30, 2024, and December 31, 2023	493	493
Series D preferred stock – 20,000 shares authorized, issued and outstanding
as of September 30, 2024, and December 31, 2023	493	493
Common stock – 800,000,000 shares authorized; 170,341,467 and 169,666,137 shares
issued and outstanding as of September 30, 2024, and December 31, 2023, respectively	4,660	4,605
Retained earnings	6,049	4,778
Accumulated other comprehensive income (loss)	(2,682)	(3,476)
Total stockholders’ equity	9,013	6,893
Total liabilities and stockholders’ equity	$396,840	$372,413
See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Insurance premiums	$1,614	$1,566	$4,839	$4,757
Fee income	1,352	1,363	4,015	4,107
Net investment income	1,411	1,494	4,090	4,468
Realized gain (loss)	(431)	(453)	(201)	(3,066)
Other revenues	165	233	637	680
Total revenues	4,111	4,203	13,380	10,946
Expenses
Benefits	1,937	2,152	5,948	6,635
Interest credited	880	831	2,555	2,424
Market risk benefit (gain) loss	657	(1,428)	(1,386)	(2,832)
Policyholder liability remeasurement (gain) loss	(50)	159	(166)	(68)
Commissions and other expenses	1,304	1,371	4,254	4,071
Interest and debt expense	86	84	253	250
Total expenses	4,814	3,169	11,458	10,480
Income (loss) before taxes	(703)	1,034	1,922	466
Federal income tax expense (benefit)	(175)	181	334	(17)
Net income (loss)	(528)	853	1,588	483
Other comprehensive income (loss), net of tax:
Unrealized investment gain (loss)	1,688	(2,896)	1,248	(1,635)
Market risk benefit non-performance risk gain (loss)	372	(844)	(289)	(742)
Policyholder liability discount rate remeasurement gain (loss)	(373)	364	(165)	274
Foreign currency translation adjustment	9	(6)	8	1
Funded status of employee benefit plans	(9)	6	(8)	(26)
Total other comprehensive income (loss), net of tax	1,687	(3,376)	794	(2,128)
Comprehensive income (loss)	$1,159	$(2,523)	$2,382	$(1,645)

Net Income (Loss) Available to Common Stockholders
Net income (loss)	$(528)	$853	$1,588	$483
Preferred stock dividends declared	(34)	(34)	(80)	(71)
Deferred units of LNC stock in our deferred compensation plans	–	–	3	(2)
Net income (loss) available to common stockholders	$(562)	$819	$1,511	$410

Net Income (Loss) Per Common Share
Basic	$(3.29)	$4.82	$8.85	$2.43
Diluted	(3.29)	4.79	8.75	2.40

Cash Dividends Declared Per Preferred Share
Series C preferred stock	$1,156.25	$1,156.25	$2,312.50	$1,792.19
Series D preferred stock	562.50	562.50	1,687.50	1,743.75

Cash Dividends Declared Per Common Share	$0.45	$0.45	$1.35	$1.35

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Preferred Stock
Balance as of beginning-of-period	$986	$986	$986	$986
Balance as of end-of-period	986	986	986	986

Common Stock
Balance as of beginning-of-period	4,641	4,575	4,605	4,544
Stock compensation/issued for benefit plans	19	16	55	47
Balance as of end-of-period	4,660	4,591	4,660	4,591

Retained Earnings
Balance as of beginning-of-period	6,691	5,362	4,778	5,924
Net income (loss)	(528)	853	1,588	483
Preferred stock dividends declared	(34)	(34)	(80)	(71)
Common stock dividends declared	(80)	(79)	(237)	(234)
Balance as of end-of-period	6,049	6,102	6,049	6,102

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	(4,369)	(5,104)	(3,476)	(6,352)
Other comprehensive income (loss), net of tax	1,687	(3,376)	794	(2,128)
Balance as of end-of-period	(2,682)	(8,480)	(2,682)	(8,480)
Total stockholders’ equity as of end-of-period	$9,013	$3,199	$9,013	$3,199

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$1,588	$483
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Realized (gain) loss	201	3,066
Market risk benefit (gain) loss	(1,386)	(2,832)
Sales and maturities (purchases) of trading securities, net	225	703
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads	538	495
Accrued investment income	(63)	(77)
Insurance liabilities and reinsurance-related balances	(2,921)	(1,838)
Accrued expenses	82	(19)
Federal income tax accruals	334	(17)
Other	(827)	(170)
Net cash provided by (used in) operating activities	(2,229)	(206)
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(7,685)	(8,248)
Sales of available-for-sale securities and equity securities	1,404	2,838
Maturities of available-for-sale securities	6,312	4,086
Purchases of alternative investments	(897)	(426)
Sales and repayments of alternative investments	245	103
Issuance of mortgage loans on real estate	(3,098)	(1,377)
Repayment and maturities of mortgage loans on real estate	995	908
Repayment (issuance) of policy loans, net	(34)	(72)
Net change in collateral on investments, certain derivatives and related settlements	3,756	(205)
Cash received from disposition, net of cash transferred	619	–
Other	(79)	(227)
Net cash provided by (used in) investing activities	1,538	(2,620)
Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(100)	(500)
Issuance of long-term debt, net of issuance costs	346	–
Payment related to sale-leaseback transactions	(12)	(63)
Proceeds from certain financing arrangements	53	65
Payment related to certain financing arrangements	(103)	(35)
Deposits of fixed account balances	12,312	11,129
Withdrawals of fixed account balances	(8,974)	(7,759)
Transfers from (to) separate accounts, net	131	(519)
Common stock issued for benefit plans	(4)	(6)
Dividends paid to preferred stockholders	(80)	(71)
Dividends paid to common stockholders	(230)	(229)
Net cash provided by (used in) financing activities	3,339	2,012
Net increase (decrease) in cash, invested cash and restricted cash	2,648	(814)
Cash, invested cash and restricted cash as of beginning-of-year	3,365	3,343
Cash, invested cash and restricted cash as of end-of-period	$6,013	$2,529

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Interim results for the nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024. All material inter-company accounts and transactions have been eliminated in consolidation.

Certain amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the presentation adopted in the current period. Effective in the third quarter of 2024, we collapsed the amortization of deferred gain (loss) on business sold through reinsurance line item, reclassifying the deferred gain amortization to other revenues and presenting the amortization of deferred loss within commissions and other expenses. For prior periods, the amortization of deferred gain (loss) on business sold through reinsurance is presented on a net basis within other revenues.

We present disaggregated disclosures in the Notes below for long-duration insurance balances, applying the level of aggregation by reportable segment as follows:

Reportable Segment	Level of Aggregation
Annuities	Variable Annuities
Fixed Annuities
Payout Annuities
Life Insurance	Traditional Life
UL and Other
Group Protection	Group Protection
Retirement Plan Services	Retirement Plan Services

The variable annuities level of aggregation includes RILA products, which are indexed variable annuities. The fixed annuities level of aggregation represents deferred fixed annuities. We have excluded amounts reported in Other Operations from our disaggregated disclosures that are attributable to the indemnity reinsurance agreements with Protective Life Insurance Company (“Protective”) and Swiss Re Life & Health America, Inc (“Swiss Re”) as these contracts are fully reinsured, run-off institutional pension business in the form of group annuity and the results of certain disability income business.

Sale of Wealth Management Business

On May 6, 2024, we closed the previously announced sale of all of the ownership interests in the subsidiaries of the Company that comprise the Company’s wealth management business to Osaic Holdings, Inc., a Delaware corporation (“Osaic”), pursuant to the Stock Purchase Agreement entered into between LNC and Osaic on December 14, 2023 (the “Agreement”). Pursuant to the Agreement, the Company sold its ownership interests in the following subsidiaries: Lincoln Financial Securities Corporation, Lincoln Financial Advisors Corporation, California Fringe Benefit and Insurance Marketing Corporation, LFA, Limited Liability Company and LFA Management Corporation (collectively, the “Wealth Management Business”). We received $723 million in cash, inclusive of a post-closing adjustment during the third quarter of 2024, and recognized a $545 million pre-tax realized gain for the nine months ended September 30, 2024, net of transaction expenses. Transaction expenses for the three and nine months ended September 30, 2024, of $2 million and $37 million, respectively, were reported in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss). The sale provided approximately $650 million of statutory capital benefit. For more information, see Note 17.

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

3. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of fixed maturity available-for-sale (“AFS”) securities (in millions) were as follows:

	As of September 30, 2024
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$76,437	$1,035	$7,221	$17	$70,234
U.S. government bonds	416	7	25	–	398
State and municipal bonds	2,848	52	333	–	2,567
Foreign government bonds	283	16	47	–	252
RMBS	2,009	36	156	7	1,882
CMBS	1,766	12	135	–	1,643
ABS	13,681	126	340	23	13,444
Hybrid and redeemable preferred securities	248	27	12	1	262
Total fixed maturity AFS securities	$97,688	$1,311	$8,269	$48	$90,682

	As of December 31, 2023
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$77,085	$852	$8,272	$8	$69,657
U.S. government bonds	416	6	29	–	393
State and municipal bonds	3,106	101	417	–	2,790
Foreign government bonds	314	16	47	–	283
RMBS	1,948	28	197	6	1,773
CMBS	1,622	5	203	–	1,424
ABS	12,698	62	585	4	12,171
Hybrid and redeemable preferred securities	244	21	17	1	247
Total fixed maturity AFS securities	$97,433	$1,091	$9,767	$19	$88,738

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of September 30, 2024, were as follows:

	Amortized Cost	Fair Value
Due in one year or less	$4,724	$4,697
Due after one year through five years	17,756	17,435
Due after five years through ten years	13,742	13,028
Due after ten years	44,010	38,553
Subtotal	80,232	73,713
Structured securities (RMBS, CMBS, ABS)	17,456	16,969
Total fixed maturity AFS securities	$97,688	$90,682

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of September 30, 2024
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$26,120	$3,992	$26,231	$3,229	$52,351	$7,221
U.S. government bonds	38	2	223	23	261	25
State and municipal bonds	985	192	709	141	1,694	333
Foreign government bonds	49	18	100	29	149	47
RMBS	472	57	764	99	1,236	156
CMBS	731	66	515	69	1,246	135
ABS	2,871	119	3,898	221	6,769	340
Hybrid and redeemable
preferred securities	18	3	89	9	107	12
Total fixed maturity AFS securities	$31,284	$4,449	$32,529	$3,820	$63,813	$8,269

Total number of fixed maturity AFS securities in an unrealized loss position						6,458

	As of December 31, 2023
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$14,005	$3,270	$34,595	$5,002	$48,600	$8,272
U.S. government bonds	65	6	195	23	260	29
State and municipal bonds	371	72	874	345	1,245	417
Foreign government bonds	111	31	57	16	168	47
RMBS	360	20	886	177	1,246	197
CMBS	583	56	589	147	1,172	203
ABS	1,900	68	7,217	517	9,117	585
Hybrid and redeemable
preferred securities	32	3	95	14	127	17
Total fixed maturity AFS securities	$17,427	$3,526	$44,508	$6,241	$61,935	$9,767

Total number of fixed maturity AFS securities in an unrealized loss position						7,605

(1) As of September 30, 2024, and December 31, 2023, we recognized $15 million and $8 million of gross unrealized losses, respectively, in other comprehensive income (loss) (“OCI”) for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of September 30, 2024
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$700	$254	294
Six months or greater, but less than nine months	80	35	42
Nine months or greater, but less than twelve months	1,658	639	367
Twelve months or greater	3,300	1,285	597
Total	$5,738	$2,213	1,300

	As of December 31, 2023
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$2,492	$927	533
Six months or greater, but less than nine months	343	96	79
Nine months or greater, but less than twelve months	336	109	90
Twelve months or greater	4,094	2,922	997
Total	$7,265	$4,054	1,699

(1) We may reflect a security in more than one aging category based on various purchase dates.

Our gross unrealized losses on fixed maturity AFS securities decreased by $1.5 billion for the nine months ended September 30, 2024. As discussed further below, we do not believe the unrealized loss position as of September 30, 2024, required an impairment recognized in earnings as: (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of September 30, 2024, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of September 30, 2024, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to rising interest rates and widening credit spreads since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of September 30, 2024, and December 31, 2023, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of September 30, 2024, and December 31, 2023, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.0 billion, and a fair value of $2.9 billion and $2.8 billion, respectively. Based upon the analysis discussed above, we believe that as of September 30, 2024, and December 31, 2023, we would have recovered the amortized cost of each corporate bond.

As of September 30, 2024, the unrealized losses associated with our mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”) were attributable primarily to rising interest rates and widening credit spreads since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of September 30, 2024, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

Credit Loss Impairment on Fixed Maturity AFS Securities

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require an allowance for credit losses. Changes in the allowance for credit losses on fixed maturity AFS securities (in millions), aggregated by investment category, were as follows:

	For the Three Months Ended September 30, 2024
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-period	$13	$6	$19	$1	$39
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	6	–	1	–	7
Additions (reductions) for securities for which
credit losses were previously recognized	4	1	3	–	8
Reductions for disposed securities	(1)	–	–	–	(1)
Reductions for securities charged-off	(5)	–	–	–	(5)
Balance as of end-of-period (2)	$17	$7	$23	$1	$48

	For the Nine Months Ended September 30, 2024
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-year	$8	$6	$4	$1	$19
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	8	–	15	–	23
Additions (reductions) for securities for which
credit losses were previously recognized	12	1	4	–	17
Reductions for disposed securities	–	–	–	–	–
Reductions for securities charged-off	(11)	–	–	–	(11)
Balance as of end-of-period (2)	$17	$7	$23	$1	$48

	For the Three Months Ended September 30, 2023
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-period	$13	$6	$5	$1	$25
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	1	–	–	–	1
Additions (reductions) for securities for which
credit losses were previously recognized	–	–	–	–	–
Reductions for securities charged-off	(5)	–	–	–	(5)
Balance as of end-of-period (2)	$9	$6	$5	$1	$21

	For the Nine Months Ended September 30, 2023
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-year	$9	$7	$5	$1	$22
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were				.
not previously recognized	21	–	–	–	21
Additions (reductions) for securities for which
credit losses were previously recognized	(2)	(1)	–	–	(3)
Reductions for disposed securities	(1)	–	–	–	(1)
Reductions for securities charged-off	(18)	–	–	–	(18)
Balance as of end-of-period (2)	$9	$6	$5	$1	$21

(1) Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.
(2) As of September 30, 2024 and 2023, accrued investment income on fixed maturity AFS securities totaled $927 million and $1.2 billion, respectively, and was excluded from the estimate of credit losses.

Losses from debt instrument modifications were less than $1 million for the three months ended September 30, 2024 and 2023, and $3 million and less than $1 million for the nine months ended September 30, 2024 and 2023, respectively, reported in realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of September 30, 2024			As of December 31, 2023
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$17,684	$3,064	$20,748	$17,256	$1,665	$18,921
30 to 59 days past due	85	34	119	61	28	89
60 to 89 days past due	–	20	20	–	9	9
90 or more days past due	55	60	115	–	60	60
Allowance for credit losses	(123)	(47)	(170)	(86)	(28)	(114)
Unamortized premium (discount)	(16)	73	57	(7)	43	36
Mark-to-market gains (losses) (1)	(33)	–	(33)	(37)	(1)	(38)
Total carrying value	$17,652	$3,204	$20,856	$17,187	$1,776	$18,963

(1) Represents the mark-to-market on certain mortgage loans on real estate that support our modified coinsurance agreements where the investment results are passed directly to the reinsurers, and for which we have elected the fair value option. As of September 30, 2024, the amortized cost and fair value of such mortgage loans on real estate that were in nonaccrual status was $30 million and $21 million, respectively. As of December 31, 2023, the amortized cost and fair value of such mortgage loans on real estate that were in nonaccrual status was less than $1 million. As of September 30, 2024 and December 31, 2023, there were no such mortgage loans on real estate that were more than 90 days past due and still accruing interest. See Note 13 for additional information.

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows, excluding certain mortgage loans on real estate that support our modified coinsurance agreements where the investment results are passed directly to the reinsurers:

	As of September 30, 2024	As of December 31, 2023
Commercial mortgage loans on real estate	$16	$–
Residential mortgage loans on real estate	62	62
Total	$78	$62

We use loan-to-value (“LTV”) and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate. The amortized cost of commercial mortgage loans on real estate (dollars in millions) by year of origination and credit quality indicator was as follows:

	As of September 30, 2024
	LTV Less Than 65%	Debt-Service Coverage Ratio	LTV 65% to 75%	Debt-Service Coverage Ratio	LTV Greater Than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2024	$1,197	1.64	$58	1.30	$–	–	$1,255
2023	1,378	1.75	45	1.36	–	–	1,423
2022	1,731	2.05	95	1.55	5	1.31	1,831
2021	2,307	3.08	47	1.52	–	–	2,354
2020	1,177	3.16	4	1.53	–	–	1,181
2019 and prior	9,629	2.35	127	1.58	8	1.30	9,764
Total	$17,419		$376		$13		$17,808

	As of December 31, 2023
	LTV Less Than 65%	Debt-Service Coverage Ratio	LTV 65% to 75%	Debt-Service Coverage Ratio	LTV Greater Than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2023	$1,368	1.90	$54	1.38	$–	–	$1,422
2022	1,710	2.06	140	1.54	–	–	1,850
2021	2,335	3.34	61	1.55	–	–	2,396
2020	1,214	3.24	11	1.38	–	–	1,225
2019	2,446	2.40	80	1.56	10	2.33	2,536
2018 and prior	7,789	2.39	78	1.60	14	0.87	7,881
Total	$16,862		$424		$24		$17,310

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate. The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of September 30, 2024
	Performing	Nonperforming	Total
Origination Year
2024	$1,260	$–	$1,260
2023	790	7	797
2022	498	26	524
2021	435	13	448
2020	70	2	72
2019 and prior	136	14	150
Total	$3,189	$62	$3,251

	As of December 31, 2023
	Performing	Nonperforming	Total
Origination Year
2023	$515	$2	$517
2022	533	22	555
2021	465	18	483
2020	78	3	81
2019	99	13	112
2018 and prior	53	4	57
Total	$1,743	$62	$1,805

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

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	For the Three Months Ended September 30, 2024
	Commercial	Residential	Total
Balance as of beginning-of-period	$93	$40	$133
Additions (reductions) from provision for credit loss
expense (1)	40	7	47
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Reductions for mortgage loans on real estate charged-off	(10)	–	(10)
Balance as of end-of-period (2)	$123	$47	$170

	For the Nine Months Ended September 30, 2024
	Commercial	Residential	Total
Balance as of beginning-of-year	$86	$28	$114
Additions (reductions) from provision for credit loss
expense (1)	47	19	66
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Reductions for mortgage loans on real estate charged-off	(10)	–	(10)
Balance as of end-of-period (2)	$123	$47	$170

	For the Three Months Ended September 30, 2023
	Commercial	Residential	Total
Balance as of beginning-of-period	$82	$23	$105
Additions (reductions) from provision for credit loss
expense (1)	7	1	8
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Balance as of end-of-period (2)	$89	$24	$113

	For the Nine Months Ended September 30, 2023
	Commercial	Residential	Total
Balance as of beginning-of-year	$84	$15	$99
Additions (reductions) from provision for credit loss
expense (1)	5	9	14
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Balance as of end-of-period (2)	$89	$24	$113

(1) We recognized less than $1 million and $(1) million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the three months ended September 30, 2024 and 2023, respectively, and $1 million and $(2) million for the nine months ended September 30, 2024 and 2023, respectively.
(2) Accrued investment income on mortgage loans on real estate totaled $89 million and $54 million as of September 30, 2024 and 2023, respectively, and was excluded from the estimate of credit losses.

Alternative Investments

As of September 30, 2024, and December 31, 2023, alternative investments included investments in 361 and 352 different partnerships, respectively, and represented approximately 3% of total investments.

Impairments on Fixed Maturity AFS Securities

Details underlying intent to sell impairments and credit loss benefit (expense) incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Intent to Sell Impairments (1)
Fixed maturity AFS securities:
Corporate bonds	$–	$(422)	$–	$(941)
State and municipal bonds	–	(28)	–	(48)
RMBS	–	(9)	–	(28)
CMBS	–	(5)	–	(36)
ABS	–	(2)	–	(37)
Hybrid and redeemable preferred securities	–	(1)	–	(1)
Total intent to sell impairments	$–	$(467)	$–	$(1,091)

Credit Loss Benefit (Expense)
Fixed maturity AFS securities:
Corporate bonds	$(9)	$(1)	$(20)	$(18)
RMBS	(1)	–	(1)	1
ABS	(4)	–	(19)	–
Total credit loss benefit (expense)	$(14)	$(1)	$(40)	$(17)

(1) The three and nine months ended September 30, 2023, include impairments of certain fixed maturity AFS securities in an unrealized loss position, resulting from the Company's intent to sell these securities as part of the fourth quarter 2023 reinsurance transaction.

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on the Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of September 30, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Collateral payable for derivative investments (1)	$7,185	$7,185	$5,250	$5,250
Securities pledged under securities lending agreements (2)	185	178	205	197
Investments pledged for FHLBI (3)	3,200	4,548	2,650	3,603
Total payables for collateral on investments	$10,570	$11,911	$8,105	$9,050

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

We have repurchase agreements through which we can obtain liquidity by pledging securities. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our repurchase program is typically invested in fixed maturity AFS securities. As of September 30, 2024, and December 31, 2023, we were not participating in any open repurchase agreements.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Nine Months Ended September 30,
	2024	2023
Collateral payable for derivative investments	$1,935	$1,552
Securities pledged under securities
lending agreements	(20)	(8)
Investments pledged for FHLBI	550	(210)
Total increase (decrease) in payables for
collateral on investments	$2,465	$1,334

We have elected not to offset our securities lending transactions in the consolidated financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of September 30, 2024
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$168	$–	$–	$–	$168
Equity securities	17	–	–	–	17
Total gross secured borrowings	$185	$–	$–	$–	$185

	As of December 31, 2023
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$202	$–	$–	$–	$202
Equity securities	3	–	–	–	3
Total gross secured borrowings	$205	$–	$–	$–	$205

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the consolidated financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of September 30, 2024, the fair value of this collateral received that we are permitted to sell or re-pledge was $25 million, and we had not re-pledged any of this collateral to cover our collateral requirements.

We also accept collateral from derivative counterparties in the form of securities that we are permitted to sell or re-pledge. As of September 30, 2024, the fair value of this collateral received that we are permitted to sell or re-pledge was $2.3 billion, and we had re-pledged $11 million of this collateral to cover our collateral requirements.

We have also pledged fixed maturity AFS securities to derivative counterparties with a fair value of $19 million as of September 30, 2024.

Investment Commitments

As of September 30, 2024, our investment commitments were $5.0 billion, which included $3.2 billion of limited partnerships (“LPs”), $1.5 billion of mortgage loans on real estate and $287 million of private placement securities.

Concentrations of Financial Instruments

As of September 30, 2024, and December 31, 2023, our most significant investments in one issuer were our investments in securities issued by the Federal National Mortgage Association with a fair value of $854 million and $739 million, respectively, or 1% of total investments, and our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $573 million and $570 million, respectively, or less than 1% and 1%, respectively, of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of September 30, 2024, our most significant investments in one industry were our investments in securities in the consumer non-cyclical industry and financial services industry with a fair value of $14.0 billion and $13.6 billion, respectively, or 11% and 10%, respectively, of total investments. As of December 31, 2023, our most significant investments in one industry were our investments in securities in the financial services industry and consumer non-cyclical industry with a fair value of $14.0 billion and $13.8 billion, respectively, or 11% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

4. Variable Interest Entities

Consolidated VIEs

Asset information (dollars in millions) for the consolidated variable interest entities (“VIEs”) included on the Consolidated Balance Sheets was as follows:

	As of September 30, 2024			As of December 31, 2023
	Number of Instruments	Notional Amounts	Carrying Value	Number of Instruments	Notional Amounts	Carrying Value
Assets
Total return swap	1	$527	$–	1	$544	$–

There were no gains or losses for consolidated VIEs recognized on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023.

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

Limited Partnerships and Limited Liability Companies

We invest in certain LPs and limited liability companies (“LLCs”) that we have concluded are VIEs. Our exposure to loss is limited to the capital we invest in the LPs and LLCs. We do not hold any substantive kick-out or participation rights in the LPs and LLCs, and we do not receive any performance fees or decision maker fees from the LPs and LLCs. Based on our analysis of the LPs and LLCs, we are not the primary beneficiary of the VIEs as we do not have the power to direct the most significant activities of the LPs and LLCs. The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on the Consolidated Balance Sheets and were $5.0 billion and $4.2 billion as of September 30, 2024, and December 31, 2023, respectively.

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

Interest Rate Futures

We use interest rate futures contracts to hedge the liability exposure on certain options in variable annuity and RILA products. These futures contracts require payment between our counterparty and us on a daily basis for changes in the futures index price.

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

Equity Futures

We use equity futures contracts to hedge the liability exposure on certain options in variable annuity and RILA products. These futures contracts require payment between our counterparty and us on a daily basis for changes in the futures index price.

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

Primary Risks Managed by Derivatives

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of September 30, 2024			As of December 31, 2023
	Notional Amounts	Fair Value		Notional Amounts	Fair Value
		Asset	Liability		Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1,345	$106	$5	$1,698	$181	$47
Foreign currency contracts (1)	4,830	432	83	4,662	423	78
Total cash flow hedges	6,175	538	88	6,360	604	125
Fair value hedges:
Interest rate contracts (1)	1,066	1	50	1,081	1	39
Foreign currency contracts (1)	25	–	1	25	–	1
Total fair value hedges	1,091	1	51	1,106	1	40
Non-Qualifying Hedges
Interest rate contracts (1)	68,999	54	230	90,829	636	979
Foreign currency contracts (1)	345	11	6	306	11	6
Equity market contracts (1)	250,790	15,539	6,332	225,626	10,244	4,227
Credit contracts (1)	112	–	–	91	–	–
Embedded derivatives:
Reinsurance-related (2)	–	–	668	–	–	552
RILA, fixed indexed annuity and IUL
contracts (3)	–	1,132	12,270	–	940	9,077
Total derivative instruments	$327,512	$17,275	$19,645	$324,318	$12,436	$15,006

(1) These asset and liability balances are presented on a gross basis. Amounts are reported in derivative investments and other liabilities on the Consolidated Balance Sheets after the evaluation for right of offset subject to master netting agreements.
(2) Reported in funds withheld reinsurance liabilities on the Consolidated Balance Sheets.
(3) Reported in policyholder account balances and deposit assets on the Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of September 30, 2024
	Less Than 1 Year	1 - 5 Years	6 - 10 Years	11 - 30 Years	Over 30 Years	Total
Interest rate contracts (1)	$6,473	$18,712	$23,280	$22,347	$598	$71,410
Foreign currency contracts (2)	226	1,137	1,892	1,903	42	5,200
Equity market contracts	209,875	29,579	9,210	8	2,118	250,790
Credit contracts	–	112	–	–	–	112
Total derivative instruments with
notional amounts	$216,574	$49,540	$34,382	$24,258	$2,758	$327,512

(1) As of September 30, 2024, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 20, 2067.
(2) As of September 30, 2024, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 16, 2061.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	Amortized Cost of the Hedged Assets / (Liabilities)		Cumulative Fair Value Hedging Adjustment Included in the Amortized Cost of the Hedged Assets / (Liabilities)
	As of September 30, 2024	As of December 31, 2023	As of September 30, 2024	As of December 31, 2023
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value	$521	$534	$42	$39
Long-term debt (1)	(714)	(703)	161	172

(1) Includes $(314) million and $(326) million of unamortized adjustments from discontinued hedges as of September 30, 2024, and December 31, 2023, respectively.

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Nine Months Ended September 30,
	2024	2023
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$375	$388
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	138	323
Foreign currency contracts	167	(92)
Change in foreign currency exchange rate adjustment	(121)	30
Income tax benefit (expense)	(39)	(55)
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	(2)	–
Interest rate contracts (2)	20	22
Foreign currency contracts (1)	41	42
Foreign currency contracts (3)	1	4
Income tax benefit (expense)	(13)	(14)
Balance as of end-of-period	$473	$540

(1) The OCI offset is reported within net investment income on the Consolidated Statements of Comprehensive Income (Loss).
(2) The OCI offset is reported within interest and debt expense on the Consolidated Statements of Comprehensive Income (Loss).
(3) The OCI offset is reported within realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income For the Three Months Ended September 30,
	2024			2023
	Realized Gain (Loss)	Net Investment Income	Interest and Debt Expense	Realized Gain (Loss)	Net Investment Income	Interest and Debt Expense
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$(431)	$1,411	$86	$(453)	$1,494	$84

Qualifying Hedges
Gain or (loss) on fair value hedging
relationships:
Interest rate contracts:
Hedged items	–	27	(34)	–	(41)	46
Derivatives designated as hedging
instruments	–	(27)	34	–	41	(46)
Foreign currency contracts:
Hedged items	–	1	–	–	–	–
Derivatives designated as hedging
instruments	–	(1)	–	–	–	–
Gain or (loss) on cash flow hedging
relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified
from AOCI into income	–	(1)	5	–	–	8
Foreign currency contracts:
Amount of gain or (loss) reclassified
from AOCI into income	2	12	–	2	14	–

Non-Qualifying Hedges
Interest rate contracts	370	–	–	(604)	–	–
Foreign currency contracts	(1)	–	–	–	–	–
Equity market contracts	1,108	–	–	163	–	–
Commodity contracts	–	–	–	(1)	–	–
Embedded derivatives:
Reinsurance-related	(513)	–	–	24	–	–
RILA, fixed indexed annuity and IUL
contracts	(707)	–	–	572	–	–

	Gain (Loss) Recognized in Income For the Nine Months Ended September 30,
	2024			2023
	Realized Gain (Loss)	Net Investment Income	Interest and Debt Expense	Realized Gain (Loss)	Net Investment Income	Interest and Debt Expense
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$(201)	$4,090	$253	$(3,066)	$4,468	$250

Qualifying Hedges
Gain or (loss) on fair value hedging
relationships:
Interest rate contracts:
Hedged items	–	3	(11)	–	(44)	41
Derivatives designated as hedging
instruments	–	(3)	11	–	44	(41)
Gain or (loss) on cash flow hedging
relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified
from AOCI into income	–	(2)	20	–	–	22
Foreign currency contracts:
Amount of gain or (loss) reclassified
from AOCI into income	1	41	–	4	42	–

Non-Qualifying Hedges
Interest rate contracts	93	–	–	(593)	–	–
Foreign currency contracts	(1)	–	–	(2)	–	–
Equity market contracts	4,060	–	–	913	–	–
Commodity contracts	–	–	–	10	–	–
Credit contracts	–	–	–	(2)	–	–
Embedded derivatives:
Reinsurance-related	(116)	–	–	(23)	–	–
RILA, fixed indexed annuity and IUL
contracts	(2,677)	–	–	(1,706)	–	–

As of September 30, 2024, $77 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the nine months ended September 30, 2024 and 2023, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Information related to our CDSs for which we are the seller (dollars in millions) was as follows:

	As of September 30, 2024
Credit Contract Type	Maturity	Reason for Entering	Name of Recourse	Credit Rating of Underlying Obligation (1)	Number of Instruments	Fair Value (2)	Maximum Potential Payout
Basket CDSs	6/20/2029	(3)	(4)	BBB+	2	$3	$112

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

Details underlying the associated collateral of our CDSs for which we are the seller if credit risk-related contingent features were triggered (in millions) were as follows:

	As of September 30, 2024	As of December 31, 2023
Maximum potential payout	$112	$–
Less: Counterparty thresholds	–	–
Maximum collateral potentially required to post	$112	$–

Certain of our CDS agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding. If these netting agreements were not in place, our counterparties would have been required to post $3 million of collateral as of September 30, 2024.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk. The non-performance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of September 30, 2024, the non-performance risk adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under nearly all ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of September 30, 2024, or December 31, 2023.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of September 30, 2024		As of December 31, 2023
S&P Credit Rating of Counterparty	Collateral Posted by Counter- Party (Held by LNC)	Collateral Posted by LNC (Held by Counter- Party)	Collateral Posted by Counter- Party (Held by LNC)	Collateral Posted by LNC (Held by Counter- Party)
AA-	$2,604	$(7)	$2,378	$(63)
A+	3,791	(1)	2,496	(125)
A	70	–	82	–
A-	691	–	273	–
Total cash collateral	$7,156	$(8)	$5,229	$(188)

Balance Sheet Offsetting

Information related to the effects of offsetting on the Consolidated Balance Sheets (in millions) was as follows:

	As of September 30, 2024
	Derivative Instruments	Embedded Derivative Instruments	Total
Financial Assets
Gross amount of recognized assets	$16,152	$1,132	$17,284
Gross amounts offset	(6,630)	–	(6,630)
Net amount of assets	9,522	1,132	10,654
Gross amounts not offset:
Cash collateral	(7,156)	–	(7,156)
Non-cash collateral (1)	(2,366)	–	(2,366)
Net amount	$–	$1,132	$1,132

Financial Liabilities
Gross amount of recognized liabilities	$124	$12,938	$13,062
Gross amounts offset	(38)	–	(38)
Net amount of liabilities	86	12,938	13,024
Gross amounts not offset:
Cash collateral	(8)	–	(8)
Non-cash collateral	(19)	–	(19)
Net amount	$59	$12,938	$12,997

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

6. DAC, VOBA, DSI and DFEL

The following table reconciles deferred acquisition costs (“DAC”), value of business acquired (“VOBA”) and deferred sales inducements (“DSI”) (in millions) to the Consolidated Balance Sheets:

	As of September 30,	As of December 31,
	2024	2023
DAC, VOBA and DSI
Variable Annuities	$3,911	$3,873
Fixed Annuities	431	455
Traditional Life	1,386	1,418
UL and Other	6,292	6,232
Group Protection	173	154
Retirement Plan Services	282	265
Total DAC, VOBA and DSI	$12,475	$12,397

The following table reconciles deferred front-end loads (“DFEL”) (in millions) to the Consolidated Balance Sheets:

	As of September 30,	As of December 31,
	2024	2023
DFEL
Variable Annuities	$274	$278
UL and Other (1)	6,193	5,579
Other Operations (2)	50	44
Total DFEL	$6,517	$5,901

(1) We reported $257 million of ceded DFEL in reinsurance recoverables on the Consolidated Balance Sheets as of September 30, 2024, and December 31, 2023.
(2) Represents DFEL reported in Other Operations attributable to the indemnity reinsurance agreement with Protective that is excluded from the following tables. We reported $50 million and $44 million of ceded DFEL in reinsurance recoverables on the Consolidated Balance Sheets as of September 30, 2024, and December 31, 2023, respectively.

The following tables summarize the changes in DAC (in millions):

	For the Nine Months Ended September 30, 2024
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$3,751	$421	$1,376	$5,791	$154	$239
Deferrals	307	35	85	320	100	15
Amortization	(262)	(55)	(111)	(231)	(81)	(14)
Balance as of end-of-period	$3,796	$401	$1,350	$5,880	$173	$240

	For the Nine Months Ended September 30, 2023
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$3,751	$439	$1,333	$5,605	$141	$236
Deferrals	269	31	148	346	79	16
Amortization	(272)	(51)	(108)	(221)	(73)	(14)
Balance as of end-of-period	$3,748	$419	$1,373	$5,730	$147	$238

DAC amortization expense of $253 million and $754 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024, respectively, and $247 million and $739 million, respectively, for the corresponding periods in 2023.

The following tables summarize the changes in VOBA (in millions):

	For the Nine Months Ended September 30, 2024
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$15	$42	$413
Deferrals	–	–	1
Amortization	(2)	(6)	(29)
Balance as of end-of-period	$13	$36	$385

	For the Nine Months Ended September 30, 2023
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$17	$50	$465
Deferrals	–	–	1
Amortization	(2)	(6)	(33)
Balance as of end-of-period	$15	$44	$433

VOBA amortization expense of $12 million and $37 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024, respectively, and $13 million and $41 million, respectively, for the corresponding periods in 2023. No additions or write-offs were recorded for each respective period.

The following tables summarize the changes in DSI (in millions):

	For the Nine Months Ended September 30, 2024
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$122	$19	$28	$26
Deferrals	1	–	1	17
Amortization	(8)	(2)	(2)	(1)
Balance as of end-of-period	$115	$17	$27	$42

	For the Nine Months Ended September 30, 2023
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$128	$23	$30	$17
Deferrals	4	–	1	5
Amortization	(9)	(3)	(2)	–
Balance as of end-of-period	$123	$20	$29	$22

DSI amortization expense of $4 million and $13 million was recorded in interest credited on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024, respectively, and $5 million and $14 million, respectively, for the corresponding periods in 2023.

The following tables summarize the changes in DFEL (in millions):

	For the Nine Months Ended September 30, 2024		For the Nine Months Ended September 30, 2023
	Variable Annuities	UL and Other	Variable Annuities	UL and Other
Balance as of beginning-of-year	$278	$5,579	$286	$4,766
Deferrals	14	826	14	800
Amortization	(18)	(212)	(20)	(193)
Balance as of end-of-period	274	6,193	280	5,373
Less: ceded DFEL	–	257	–	–
Balance as of end-of-period, net of reinsurance	$274	$5,936	$280	$5,373

DFEL amortization of $79 million and $230 million was recorded in fee income on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024, respectively, and $74 million and $213 million, respectively, for the corresponding periods in 2023.

7. Reinsurance

Fortitude Re

Effective October 1, 2023, we entered into two reinsurance agreements with Fortitude Reinsurance Company Ltd. (“Fortitude Re”), an authorized Bermuda reinsurer with reciprocal jurisdiction reinsurer status in Indiana, to reinsure certain blocks of in-force UL with secondary guarantees (“ULSG”), MoneyGuard® and fixed annuity products, including group pension annuities. Fortitude Re represents our largest reinsurance exposure as of September 30, 2024, and December 31, 2023.

The first agreement was structured as a coinsurance treaty between us and Fortitude Re for the ULSG and fixed annuities blocks. As significant insurance risk was transferred for ULSG products and life-contingent annuities, amounts recoverable from Fortitude Re were $10.7 billion and $10.5 billion as of September 30, 2024, and December 31, 2023, respectively. We reported a deferred loss on the transaction of $2.6 billion and $2.7 billion as of September 30, 2024, and December 31, 2023, respectively. We amortized $23 million and $67 million of the deferred loss during the three and nine months ended September 30, 2024, respectively. Annuities that are not life-contingent do not contain significant insurance risk; therefore, we reported deposit assets for these contracts of $3.5 billion and $4.2 billion as of September 30, 2024, and December 31, 2023, respectively.

The second agreement was structured as coinsurance with funds withheld for the MoneyGuard block; however, as we retained significant insurance risk under the agreement, we reported deposit assets of $8.0 billion and $7.8 billion as of September 30, 2024, and December 31, 2023, respectively. In this coinsurance with funds withheld reinsurance agreement, we as the ceding company withhold, and therefore retain, the assets backing the deposit assets. We held investments with a carrying value of $9.8 billion and $9.9 billion in support of reserves associated with the Fortitude Re transaction in a funds withheld arrangement as of September 30, 2024, and December 31, 2023, respectively, which consisted of the following (in millions):

	As of September 30,	As of December 31,
	2024	2023
Fixed maturity AFS securities	$8,484	$8,867
Other investments	1,178	759
Cash and invested cash	82	141
Accrued investment income	100	103
Other assets	–	1
Total	$9,844	$9,871

8. MRBs

The following table reconciles market risk benefits (“MRBs”) (in millions) to MRB assets and MRB liabilities on the Consolidated Balance Sheets:

	As of September 30, 2024			As of December 31, 2023
	Assets	Liabilities	Net (Assets) Liabilities	Assets	Liabilities	Net (Assets) Liabilities

Variable Annuities	$4,448	$1,121	$(3,327)	$3,763	$1,583	$(2,180)
Fixed Annuities	73	147	74	96	128	32
Retirement Plan Services	44	4	(40)	35	5	(30)
Total MRBs	$4,565	$1,272	$(3,293)	$3,894	$1,716	$(2,178)

The following table summarizes the balances of and changes in net MRB (assets) liabilities (in millions):

	As of or For the Nine Months Ended September 30, 2024			As of or For the Nine Months Ended September 30, 2023
	Variable Annuities	Fixed Annuities	Retirement Plan Services	Variable Annuities	Fixed Annuities	Retirement Plan Services

Balance as of beginning-of-year	$(2,180)	$32	$(30)	$(662)	$(45)	$(22)
Less: Effect of cumulative changes in
non-performance risk	(1,299)	(58)	(4)	(2,173)	(40)	(2)
Balance as of beginning-of-year, before the effect
of changes in non-performance risk	(881)	90	(26)	1,511	(5)	(20)
Issuances	6	–	–	3	–	–
Attributed fees collected	1,143	24	4	1,127	23	4
Benefit payments	(29)	–	–	(49)	–	–
Effect of changes in interest rates	(101)	8	(6)	(2,347)	(66)	(7)
Effect of changes in equity markets	(2,347)	(16)	(8)	(1,430)	(5)	(6)
Effect of changes in equity index volatility	(65)	(4)	–	(358)	6	(3)
In-force updates and other changes in MRBs (1)	69	3	6	182	4	–
Effect of assumption review:
Effect of changes in future expected
policyholder behavior	7	11	–	(33)	70	–
Effect of changes in other future expected
assumptions (2)	(199)	18	(6)	(66)	15	(2)
Balance as of end-of-period, before the effect of
changes in non-performance risk	(2,397)	134	(36)	(1,460)	42	(34)
Effect of cumulative changes in
non-performance risk	(930)	(60)	(4)	(1,213)	(59)	1
Balance as of end-of-period	(3,327)	74	(40)	(2,673)	(17)	(33)
Less: ceded MRB assets (liabilities)	(340)	–	–	(303)	–	–
Balance as of end-of-period, net of reinsurance	$(2,987)	$74	$(40)	$(2,370)	$(17)	$(33)

Weighted-average age of policyholders (years)	72	69	63	72	68	63
Net amount at risk (3)	$1,544	$231	$3	$6,235	$188	$9

(1)     Consists primarily of changes in MRB assets and liabilities related to differences between separate account fund performance and modeled indices and other changes such as actual to expected policyholder behavior.
(2)     Consists primarily of the update of fund mapping, volatility, and other capital market assumptions.
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

Effect of Assumption Review

For the nine months ended September 30, 2024, Variable Annuities had a favorable impact to net income (loss) attributable to the annual assumption review driven by model enhancements and updates to capital market assumptions. For the nine months ended September 30, 2024, Fixed Annuities had an unfavorable impact to net income (loss) attributable to the annual assumption review driven by model enhancements and updates to policyholder GLB utilization assumptions. Retirement Plan Services did not have any significant assumption updates.

For the nine months ended September 30, 2023, Variable Annuities had a favorable impact to net income (loss) attributable to the annual assumption review from updates to volatility and policyholder GLB utilization behavior assumptions, partially offset by unfavorable impacts from updates to mortality and policyholder lapse behavior assumptions. For the nine months ended September 30, 2023, Fixed Annuities had an unfavorable impact to net income (loss) attributable to the annual assumption review from updates to mortality and policyholder GLB utilization and lapse behavior assumptions. Retirement Plan Services did not have any significant assumption updates.

See “MRBs” in Note 13 for details related to our fair value judgments, assumptions, inputs and valuation methodology.

9. Separate Accounts

The following table presents the fair value of separate account assets (in millions) reported on the Consolidated Balance Sheets by major investment category:

	As of September 30,	As of December 31,
	2024	2023
Mutual funds and collective investment trusts	$170,806	$157,578
Exchange-traded funds	349	350
Fixed maturity AFS securities	166	167
Cash and invested cash	7	25
Other investments	155	137
Total separate account assets	$171,483	$158,257

The following table reconciles separate account liabilities (in millions) to the Consolidated Balance Sheets:

	As of September 30,	As of December 31,
	2024	2023
Variable Annuities	$120,470	$113,356
UL and Other	28,921	25,150
Retirement Plan Services	22,033	19,699
Other Operations (1)	59	52
Total separate account liabilities	$171,483	$158,257

(1) Represents separate account liabilities reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($50 million and $46 million as of September 30, 2024, and December 31, 2023, respectively) that are excluded from the following tables.

The following table summarizes the balances of and changes in separate account liabilities (in millions):

	As of or For the Nine Months Ended September 30, 2024			As of or For the Nine Months Ended September 30, 2023
	Variable Annuities	UL and Other	Retirement Plan Services	Variable Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$113,356	$25,150	$19,699	$105,573	$20,920	$16,996
Gross deposits	3,002	1,058	1,751	2,137	1,178	1,576
Withdrawals	(10,190)	(347)	(2,382)	(7,402)	(227)	(1,795)
Policyholder assessments	(1,970)	(742)	(134)	(1,883)	(714)	(121)
Change in market performance	15,664	3,945	3,065	6,320	1,573	1,316
Net transfers from (to) general account	608	(143)	34	447	(88)	(44)
Balance as of end-of-period	$120,470	$28,921	$22,033	$105,192	$22,642	$17,928

Cash surrender value	$119,106	$26,498	$22,018	$103,729	$20,324	$17,914

10. Policyholder Account Balances

The following table reconciles policyholder account balances (in millions) to the Consolidated Balance Sheets:

	As of September 30,	As of December 31,
	2024	2023
Variable Annuities	$34,344	$29,141
Fixed Annuities	26,359	25,355
UL and Other	36,692	37,180
Retirement Plan Services	23,727	23,784
Other (1)	4,846	5,277
Total policyholder account balances	$125,968	$120,737

(1) Represents policyholder account balances reported primarily in Other Operations attributable to the indemnity reinsurance agreements with Protective ($4.5 billion and $4.9 billion as of September 30, 2024, and December 31, 2023, respectively) that are excluded from the following tables.

The following table summarizes the balances and changes in policyholder account balances (in millions):

	As of or For the Nine Months Ended September 30, 2024
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$29,141	$25,355	$37,180	$23,784
Gross deposits	3,391	3,663	2,641	2,580
Withdrawals	(726)	(3,724)	(1,122)	(3,370)
Policyholder assessments	(1)	(45)	(3,383)	(10)
Net transfers from (to) separate account	(241)	–	143	230
Interest credited	506	593	1,109	513
Change in fair value of embedded derivative
instruments and other	2,274	517	124	–
Balance as of end-of-period	$34,344	$26,359	$36,692	$23,727

Weighted-average crediting rate	2.1%	3.1%	4.0%	2.9%
Net amount at risk (1)(2)	$1,544	$231	$298,334	$3
Cash surrender value	33,107	25,236	32,982	23,697

	As of or For the Nine Months Ended September 30, 2023
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$22,184	$23,365	$37,694	$25,138
Gross deposits	3,626	2,698	2,749	2,026
Withdrawals	(508)	(2,863)	(1,095)	(3,262)
Policyholder assessments	(1)	(41)	(3,373)	(10)
Net transfers from (to) separate account	(311)	–	90	(297)
Interest credited	391	470	1,114	504
Change in fair value of embedded derivative
instruments and other	1,391	52	38	–
Balance as of end-of-period	$26,772	$23,681	$37,217	$24,099

Weighted-average crediting rate	2.1%	2.6%	4.0%	2.7%
Net amount at risk (1)(2)	$6,235	$188	$303,628	$9
Cash surrender value	25,629	22,779	33,741	24,094

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

The following table presents policyholder account balances (in millions) by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between the interest being credited to policyholders and the respective guaranteed contract minimums:

	As of September 30, 2024
	At Guaranteed Minimum	1-50 Basis Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$–	$–	$–	$–	$–	$–
1.01% - 2.00%	3	–	–	–	7	10
2.01% - 3.00%	523	–	–	–	–	523
3.01% - 4.00%	1,257	–	–	–	–	1,257
4.01% and above	8	–	–	–	–	8
Other (1)	–	–	–	–	–	32,546
Total	$1,791	$–	$–	$–	$7	$34,344

Fixed Annuities
Up to 1.00%	$436	$730	$620	$373	$2,381	$4,540
1.01% - 2.00%	253	145	200	239	4,685	5,522
2.01% - 3.00%	1,649	38	6	2	33	1,728
3.01% - 4.00%	1,312	–	–	–	–	1,312
4.01% and above	170	–	–	–	–	170
Other (1)	–	–	–	–	–	13,087
Total	$3,820	$913	$826	$614	$7,099	$26,359

UL and Other
Up to 1.00%	$261	$–	$222	$121	$52	$656
1.01% - 2.00%	553	–	–	–	3,161	3,714
2.01% - 3.00%	6,651	10	151	–	–	6,812
3.01% - 4.00%	15,426	–	1	–	–	15,427
4.01% and above	3,582	–	–	–	–	3,582
Other (1)	–	–	–	–	–	6,501
Total	$26,473	$10	$374	$121	$3,213	$36,692

Retirement Plan Services
Up to 1.00%	$515	$287	$731	$3,417	$5,277	$10,227
1.01% - 2.00%	470	1,028	1,947	990	503	4,938
2.01% - 3.00%	2,253	112	1	1	–	2,367
3.01% - 4.00%	4,493	85	6	8	–	4,592
4.01% and above	1,603	–	–	–	–	1,603
Total	$9,334	$1,512	$2,685	$4,416	$5,780	$23,727

	As of September 30, 2023
	At Guaranteed Minimum	1-50 Basis Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$–	$–	$–	$–	$–	$–
1.01% - 2.00%	5	–	–	–	8	13
2.01% - 3.00%	602	–	–	–	–	602
3.01% - 4.00%	1,429	–	–	–	–	1,429
4.01% and above	10	–	–	–	–	10
Other (1)	–	–	–	–	–	24,718
Total	$2,046	$–	$–	$–	$8	$26,772

Fixed Annuities
Up to 1.00%	$744	$427	$515	$518	$2,427	$4,631
1.01% - 2.00%	481	106	212	456	1,264	2,519
2.01% - 3.00%	1,881	32	6	–	3	1,922
3.01% - 4.00%	955	–	–	–	–	955
4.01% and above	182	–	–	–	–	182
Other (1)	–	–	–	–	–	13,472
Total	$4,243	$565	$733	$974	$3,694	$23,681

UL and Other
Up to 1.00%	$284	$–	$192	$34	$362	$872
1.01% - 2.00%	553	–	–	–	3,181	3,734
2.01% - 3.00%	6,998	11	147	–	–	7,156
3.01% - 4.00%	15,780	–	1	–	–	15,781
4.01% and above	3,783	–	–	–	–	3,783
Other (1)	–	–	–	–	–	5,891
Total	$27,398	$11	$340	$34	$3,543	$37,217

Retirement Plan Services
Up to 1.00%	$407	$596	$762	$4,882	$2,837	$9,484
1.01% - 2.00%	610	2,405	1,474	668	–	5,157
2.01% - 3.00%	2,594	–	–	–	–	2,594
3.01% - 4.00%	5,223	–	–	–	–	5,223
4.01% and above	1,641	–	–	–	–	1,641
Total	$10,475	$3,001	$2,236	$5,550	$2,837	$24,099

(1) Consists of indexed account balances that include the fair value of embedded derivative instruments, payout annuity account balances, short-term dollar cost averaging annuities business and policy loans.

11. Future Contract Benefits

The following table reconciles future contract benefits (in millions) to the Consolidated Balance Sheets:

	As of September 30,	As of December 31,
	2024	2023
Payout Annuities (1)	$2,119	$2,085
Traditional Life (1)	3,938	3,841
Group Protection (2)	5,773	5,689
UL and Other (3)	16,554	15,000
Other Operations (4)	9,471	9,879
Other (5)	3,314	3,371
Total future contract benefits	$41,169	$39,864

(1) See liability for future policy benefits (“LFPB”) below for further information.
(2) See “Liability for Future Claims” below for further information.
(3) See “Additional Liabilities for Other Insurance Benefits” below for further information.
(4) Represents future contract benefits reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($5.6 billion as of September 30, 2024, and December 31, 2023) and Swiss Re ($1.9 billion and $2.2 billion as of September 30, 2024, and December 31, 2023, respectively) that are excluded from the following tables.
(5) Represents other miscellaneous reserves that are not representative of long-duration contracts and are excluded from the following tables.

LFPB

The following table summarizes the balances of and changes in the present values of expected net premiums and LFPB (in millions, except years):

	As of or For the Nine Months Ended September 30, 2024		As of or For the Nine Months Ended September 30, 2023
	Payout Annuities	Traditional Life	Payout Annuities	Traditional Life

Present Value of Expected Net Premiums
Balance as of beginning-of-year	$–	$6,200	$–	$6,063
Less: Effect of cumulative changes in discount
rate assumptions	–	(148)	–	(582)
Beginning balance at original discount rate	–	6,348	–	6,645
Effect of changes in cash flow assumptions	–	28	–	(12)
Effect of actual variances from expected experience	–	(59)	–	(280)
Adjusted balance as of beginning-of-year	–	6,317	–	6,353
Issuances	–	289	–	460
Interest accrual	–	188	–	182
Net premiums collected	–	(596)	–	(604)
Flooring impact of LFPB	–	1	–	(3)
Ending balance at original discount rate	–	6,199	–	6,388
Effect of cumulative changes in discount
rate assumptions	–	(19)	–	(527)
Balance as of end-of-period	$–	$6,180	$–	$5,861

Present Value of Expected LFPB
Balance as of beginning-of-year	$2,085	$10,041	$2,004	$9,572
Less: Effect of cumulative changes in discount
rate assumptions	(187)	(189)	(263)	(785)
Beginning balance at original discount rate (1)	2,272	10,230	2,267	10,357
Effect of changes in cash flow assumptions	–	(68)	17	(29)
Effect of actual variances from expected experience	3	(70)	(1)	(309)
Adjusted balance as of beginning-of-year	2,275	10,092	2,283	10,019
Issuances	78	289	83	461
Interest accrual	65	299	64	288
Benefit payments	(152)	(576)	(143)	(537)
Ending balance at original discount rate (1)	2,266	10,104	2,287	10,231
Effect of cumulative changes in discount
rate assumptions	(147)	14	(344)	(832)
Balance as of end-of-period	$2,119	$10,118	$1,943	$9,399

Net balance as of end-of-period	$2,119	$3,938	$1,943	$3,538
Less: reinsurance recoverables (2)	1,578	388	3	450
Net balance as of end-of-period, net of reinsurance	$541	$3,550	$1,940	$3,088

Weighted-average duration of future policyholder
benefit liability (years)	9	9	9	9

(1) Includes deferred profit liability within Payout Annuities of $60 million and $38 million as of September 30, 2024 and 2023, respectively.
(2) Increase in Payout Annuities reinsurance recoverables driven by the fourth quarter 2023 reinsurance transaction. See Note 7 for additional information.

For the nine months ended September 30, 2024, Payout Annuities did not have a significant cash flow assumption impact to net income (loss) attributable to the annual assumption review, and Traditional Life had a favorable cash flow assumption impact from updates to mortality assumptions, partially offset by an unfavorable impact from updates to policyholder behavior assumptions. For the nine months ended September 30, 2024, Payout Annuities and Traditional Life did not have any significantly different actual experience compared to expected.

For the nine months ended September 30, 2023, Payout Annuities had an unfavorable cash flow assumption impact to net income (loss) attributable to the annual assumption review from updates to mortality assumptions, and Traditional Life had a favorable cash flow assumption impact from updates to mortality assumptions, partially offset by an unfavorable impact from updates to policyholder lapse behavior assumptions. For the nine months ended September 30, 2023, Payout Annuities and Traditional Life did not have any significantly different actual experience compared to expected.

The following table summarizes the discounted and undiscounted expected future gross premiums and expected future benefit payments (in millions):

	As of September 30, 2024		As of September 30, 2023
	Undiscounted	Discounted	Undiscounted	Discounted
Payout Annuities
Expected future gross premiums	$–	$–	$–	$–
Expected future benefit payments	3,437	2,119	3,553	1,943
Traditional Life
Expected future gross premiums	14,126	9,964	14,070	9,294
Expected future benefit payments	14,377	10,118	14,579	9,399

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Payout Annuities
Gross premiums	$40	$16	$84	$88
Interest accretion	22	21	65	64
Traditional Life
Gross premiums	311	310	942	937
Interest accretion	37	35	111	106

The following table summarizes the weighted-average interest rates:

	For the Nine Months Ended September 30,
	2024	2023
Payout Annuities
Interest accretion rate	4.0%	3.9%
Current discount rate	4.7%	5.8%
Traditional Life
Interest accretion rate	5.0%	5.0%
Current discount rate	4.4%	5.6%

Liability for Future Claims

The following table summarizes the balances of and changes in liability for future claims (in millions, except years):

	Group Protection
	As of or For the Nine Months Ended September 30,
	2024	2023
Balance as of beginning-of-year	$5,689	$5,462
Less: Effect of cumulative changes in discount
rate assumptions	(490)	(597)
Beginning balance at original discount rate	6,179	6,059
Effect of changes in cash flow assumptions	(2)	(27)
Effect of actual variances from expected experience	(278)	(233)
Adjusted beginning-of-year balance	5,899	5,799
New incidence	1,236	1,267
Interest	138	122
Benefit payments	(1,125)	(1,095)
Ending balance at original discount rate	6,148	6,093
Effect of cumulative changes in discount
rate assumptions	(375)	(720)
Balance as of end-of-period	5,773	5,373
Less: reinsurance recoverables	120	117
Balance as of end-of-period, net of reinsurance	$5,653	$5,256

Weighted-average duration of liability for future
claims (years)	5	5

For the nine months ended September 30, 2024, we did not have a significant cash flow assumption impact to net income (loss) attributable to the annual assumption review. For the nine months ended September 30, 2024, we experienced more favorable reported incidence and claim terminations than assumed.

For the nine months ended September 30, 2023, we had a favorable cash flow assumption impact to net income (loss) attributable to the annual assumption review from updates to long-term disability and life waiver claim termination rate assumptions, partially offset by unfavorable impacts from updates to long-term disability social security offset assumptions. For the nine months ended September 30, 2023, we experienced more favorable reported incidence and claim terminations than assumed.

The following table summarizes the discounted and undiscounted expected future benefit payments (in millions):

	As of September 30, 2024		As of September 30, 2023
	Undiscounted	Discounted	Undiscounted	Discounted
Group Protection
Expected future benefit payments	$7,154	$5,773	$7,148	$5,373

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Group Protection
Gross premiums	$887	$874	$2,676	$2,645
Interest accretion	45	39	138	122

The following table summarizes the weighted-average interest rates:

	For the Nine Months Ended September 30,
	2024	2023
Group Protection
Interest accretion rate	3.3%	3.0%
Current discount rate	4.4%	5.7%

Additional Liabilities for Other Insurance Benefits

The following table summarizes the balances of and changes in additional liabilities for other insurance benefits (in millions, except years):

	UL and Other
	As of or For the Nine Months Ended September 30,
	2024	2023
Balance as of beginning-of-year	$15,000	$14,818
Less: Effect of cumulative changes in shadow
balance in AOCI	(2,222)	(905)
Balance as of beginning-of-year, excluding
shadow balance in AOCI	17,222	15,723
Effect of changes in cash flow assumptions	244	173
Effect of actual variances from expected experience	170	(28)
Adjusted beginning-of-year balance	17,636	15,868
Interest accrual	639	573
Net assessments collected	860	895
Benefit payments	(718)	(473)
Balance as of end-of-period, excluding shadow
balance in AOCI	18,417	16,863
Effect of cumulative changes in shadow
balance in AOCI	(1,863)	(897)
Balance as of end-of-period	16,554	15,965
Less: reinsurance recoverables (1)	5,139	654
Balance as of end-of-period, net of reinsurance	$11,415	$15,311

Weighted-average duration of additional liabilities
for other insurance benefits (years)	16	17

(1) Increase in reinsurance recoverables driven by the fourth quarter 2023 reinsurance transaction, for certain blocks of in-force ULSG. See Note 7 for additional information.

For the nine months ended September 30, 2024, we had an unfavorable cash flow assumption impact to net income (loss) attributable to the annual assumption review impacting reinsured blocks of MoneyGuard® business for updates to policyholder behavior and mortality assumptions that were partially offset by updates to capital market assumptions. For the nine months ended September 30, 2024, we had unfavorable actual mortality experience compared to expected on reinsured and retained business.

For the nine months ended September 30, 2023, we had an unfavorable cash flow assumption impact to net income (loss) attributable to the annual assumption review from updates to policyholder lapse behavior assumptions, partially offset by a favorable impact from updates to interest rate assumptions. For the nine months ended September 30, 2023, we did not have any significantly different actual experience compared to expected.

The following table summarizes the gross assessments and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
UL and Other
Gross assessments	$732	$337	$2,177	$1,794
Interest accretion	218	197	639	573

The following table summarizes the weighted-average interest rates:

	For the Nine Months Ended September 30,
	2024	2023
UL and Other
Interest accretion rate	5.4%	5.1%

12. Debt

Changes in debt (in millions) were as follows:

For the Nine Months Ended September 30,
2024
Balance as of beginning-of-year	$5,949
Issuance of 5.852% Senior Notes due 2034	350
Partial repayment of variable-rate term loan, due 2024 (1)	(100)
Unamortized debt issuance costs	(1)
Unamortized adjustments from discontinued hedges	(12)
Fair value hedge on interest rate swap agreements	11
Balance as of end-of-period	$6,197

(1) In July 2024, we refinanced our $250 million variable-rate term loan due 2024 into a $150 million variable-rate term loan due July 16, 2027. The term loan uses a Secured Overnight Financing Rate (“SOFR”)-based interest rate, plus transition spread of 10 basis points and credit spread of 137.5 basis points.

13. Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of September 30, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Fixed maturity AFS securities	$90,682	$90,682	$88,738	$88,738
Trading securities	2,206	2,206	2,359	2,359
Equity securities	293	293	306	306
Mortgage loans on real estate	20,856	19,945	18,963	17,407
Derivative investments	9,522	9,522	6,474	6,474
Other investments	5,743	5,743	5,015	5,015
Cash and invested cash	6,013	6,013	3,365	3,365
MRB assets	4,565	4,565	3,894	3,894
Other assets:
Ceded MRBs	2	2	2	2
Indexed annuity ceded embedded derivatives	1,132	1,132	940	940
Separate account assets	171,483	171,483	158,257	158,257

Liabilities
Policyholder account balances:
Account balances of certain investment contracts	(45,822)	(35,885)	(44,640)	(34,041)
RILA, fixed annuity and IUL contracts	(12,270)	(12,270)	(9,077)	(9,077)
Funds withheld reinsurance liabilities – reinsurance-related
embedded derivatives	(668)	(668)	(552)	(552)
MRB liabilities	(1,272)	(1,272)	(1,716)	(1,716)
Short-term debt	(300)	(297)	(250)	(249)
Long-term debt	(5,897)	(5,370)	(5,699)	(5,182)
Other liabilities:
Ceded MRBs	(341)	(341)	(239)	(239)
Derivative liabilities	(85)	(85)	(356)	(356)
Remaining guaranteed interest and similar contracts	(355)	(355)	(411)	(411)

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

Mortgage Loans on Real Estate

The fair value of mortgage loans on real estate, excluding mortgage loans accounted for using the fair value option, is established using a discounted cash flow method based on credit rating, maturity and future income. The ratings for mortgages in good standing are based on property type, location, market conditions, occupancy, debt-service coverage, LTV, quality of tenancy, borrower and payment record. The fair value for impaired mortgage loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price or the fair value of the collateral if the loan is collateral dependent. The inputs used to measure the fair value of our mortgage loans on real estate, excluding mortgage loans accounted for using the fair value option, are classified as Level 2 within the fair value hierarchy.

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

Other Liabilities

Other liabilities include remaining guaranteed interest and similar contracts. The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. As of September 30, 2024, and December 31, 2023, the remaining guaranteed interest and similar contracts carrying value approximated fair value. The inputs used to measure the fair value of these other liabilities are classified as Level 3 within the fair value hierarchy.

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

The fair value and aggregate contractual principal for mortgage loans on real estate where the fair value option was elected (in millions) were as follows:

	As of September 30,	As of December 31,
	2024	2023
Fair value	$263	$288
Aggregate contractual principal	297	326

For information on current and past due composition and accruing status for loans where we have elected the fair value option, see Note 3.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2024, or December 31, 2023.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of September 30, 2024
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value

Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$–	$67,568	$2,666	$70,234
U.S. government bonds	378	20	–	398
State and municipal bonds	–	2,567	–	2,567
Foreign government bonds	–	252	–	252
RMBS	–	1,869	13	1,882
CMBS	–	1,622	21	1,643
ABS	–	11,343	2,101	13,444
Hybrid and redeemable preferred securities	51	134	77	262
Trading securities	–	1,932	274	2,206
Equity securities	–	258	35	293
Mortgage loans on real estate	–	–	263	263
Derivative investments (1)	–	16,134	9	16,143
Other investments – short-term investments	–	209	20	229
Cash and invested cash	–	6,013	–	6,013
MRB assets	–	–	4,565	4,565
Other assets:
Ceded MRBs	–	–	2	2
Indexed annuity ceded embedded derivatives	–	–	1,132	1,132
Separate account assets	403	171,080	–	171,483
Total assets	$832	$281,001	$11,178	$293,011

Liabilities
Policyholder account balances – RILA, fixed annuity
and IUL contracts	$–	$–	$(12,270)	$(12,270)
Funds withheld reinsurance liabilities – reinsurance-related
embedded derivatives	–	(1,125)	457	(668)
MRB liabilities	–	–	(1,272)	(1,272)
Other liabilities:
Ceded MRBs	–	–	(341)	(341)
Derivative liabilities (1)	–	(6,696)	(10)	(6,706)
Total liabilities	$–	$(7,821)	$(13,436)	$(21,257)

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

	For the Three Months Ended September 30, 2024
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$2,581	$(1)	$43	$50	$(7)	$2,666
RMBS	18	–	–	–	(5)	13
CMBS	23	–	–	14	(16)	21
ABS	1,997	–	50	232	(178)	2,101
Hybrid and redeemable preferred
securities	50	–	1	16	10	77
Trading securities	273	7	–	(6)	–	274
Equity securities	38	–	–	1	(4)	35
Mortgage loans on real estate	258	2	4	(1)	–	263
Derivative investments	(8)	6	–	1	–	(1)
Other investments (4)	–	–	–	10	10	20
Other assets:
Ceded MRBs (3)	2	–	–	–	–	2
Indexed annuity ceded embedded
derivatives (4)	967	191	–	(26)	–	1,132
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	(11,417)	(898)	–	45	–	(12,270)
Funds withheld reinsurance
liabilities – reinsurance-related
embedded derivatives (4)	(204)	661	–	–	–	457
Other liabilities – ceded MRBs (3)	(344)	3	–	–	–	(341)
Total, net	$(5,766)	$(29)	$98	$336	$(190)	$(5,551)

	For the Three Months Ended September 30, 2023
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$2,366	$(4)	$(14)	$105	$(43)	$2,410
State and municipal bonds	36	(4)	1	–	–	33
RMBS	6	–	(1)	–	7	12
ABS	1,208	–	(5)	247	(113)	1,337
Hybrid and redeemable preferred
securities	60	–	1	–	(13)	48
Trading securities	351	(3)	–	(4)	6	350
Equity securities	125	12	–	–	–	137
Mortgage loans on real estate	404	2	(3)	(88)	–	315
Derivative investments	31	(26)	–	8	–	13
Other assets:
Ceded MRBs (3)	2	–	–	–	–	2
Indexed annuity ceded embedded
derivatives (4)	603	(49)	–	32	–	586
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	(7,600)	621	–	(195)	–	(7,174)
Other liabilities – ceded MRBs (3)	(293)	(12)	–	–	–	(305)
Total, net	$(2,701)	$537	$(21)	$105	$(156)	$(2,236)

	For the Nine Months Ended September 30, 2024
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$2,497	$1	$25	$264	$(121)	$2,666
State and municipal bonds	5	–	–	–	(5)	–
RMBS	13	–	(1)	6	(5)	13
CMBS	8	–	–	29	(16)	21
ABS	1,484	–	55	798	(236)	2,101
Hybrid and redeemable preferred
securities	48	–	3	16	10	77
Trading securities	284	7	–	(17)	–	274
Equity securities	42	(3)	–	–	(4)	35
Mortgage loans on real estate	288	6	5	(36)	–	263
Derivative investments	36	11	–	3	(51)	(1)
Other investments (4)	–	–	–	10	10	20
Other assets:
Ceded MRBs (3)	2	–	–	–	–	2
Indexed annuity ceded embedded
derivatives (4)	940	238	–	(46)	–	1,132
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	(9,077)	(2,915)	–	(278)	–	(12,270)
Funds withheld reinsurance
liabilities – reinsurance-related
embedded derivatives (4)	(789)	1,246	–	–	–	457
Other liabilities – ceded MRBs (3)	(239)	(102)	–	–	–	(341)
Total, net	$(4,458)	$(1,511)	$87	$749	$(418)	$(5,551)

	For the Nine Months Ended September 30, 2023
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$2,295	$1	$(13)	$130	$(3)	$2,410
State and municipal bonds	35	(4)	3	(1)	–	33
RMBS	1	–	(1)	5	7	12
CMBS	–	–	–	(4)	4	–
ABS	1,117	–	(3)	567	(344)	1,337
Hybrid and redeemable preferred
securities	49	–	(2)	(2)	3	48
Trading securities	581	(1)	–	(236)	6	350
Equity securities	153	(17)	–	1	–	137
Mortgage loans on real estate	487	–	2	(174)	–	315
Derivative investments	2	(28)	–	8	31	13
Other assets:
Ceded MRBs (3)	12	(10)	–	–	–	2
Indexed annuity ceded embedded
derivatives (4)	525	(37)	–	98	–	586
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	(4,783)	(1,669)	–	(722)	–	(7,174)
Other liabilities – ceded MRBs (3)	(205)	(100)	–	–	–	(305)
Total, net	$269	$(1,865)	$(14)	$(330)	$(296)	$(2,236)

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, (in millions) as reported above:

	For the Three Months Ended September 30, 2024
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$281	$(61)	$–	$(170)	$–	$50
CMBS	14	–	–	–	–	14
ABS	402	(20)	–	(104)	(46)	232
Hybrid and redeemable preferred
securities	16	–	–	–	–	16
Trading securities	1	–	–	(7)	–	(6)
Equity securities	1	–	–	–	–	1
Mortgage loans on real estate	–	–	–	(1)	–	(1)
Derivative investments	–	–	1	–	–	1
Other investments	10	–	–	–	–	10
Other assets – indexed annuity ceded
embedded derivatives	51	–	–	(77)	–	(26)
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	(317)	–	–	362	–	45
Total, net	$459	$(81)	$1	$3	$(46)	$336

	For the Three Months Ended September 30, 2023
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$178	$(28)	$–	$(45)	$–	$105
ABS	279	–	–	(32)	–	247
Trading securities	–	–	–	(4)	–	(4)
Mortgage loans on real estate	1	–	–	(89)	–	(88)
Derivative investments	9	–	(1)	–	–	8
Other assets – indexed annuity ceded
embedded derivatives	28	–	–	4	–	32
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	(231)	–	–	36	–	(195)
Total, net	$264	$(28)	$(1)	$(130)	$–	$105

	For the Nine Months Ended September 30, 2024
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$922	$(260)	$(2)	$(395)	$(1)	$264
RMBS	6	–	–	–	–	6
CMBS	29	–	–	–	–	29
ABS	1,128	(50)	–	(223)	(57)	798
Hybrid and redeemable preferred
securities	16	–	–	–	–	16
Trading securities	6	(2)	–	(21)	–	(17)
Equity securities	1	(1)	–	–	–	–
Mortgage loans on real estate	1	(31)	–	(6)	–	(36)
Derivative investments	4	–	(1)	–	–	3
Other investments	10	–	–	–	–	10
Other assets – indexed annuity ceded
embedded derivatives	103	–	–	(149)	–	(46)
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	(849)	–	–	571	–	(278)
Total, net	$1,377	$(344)	$(3)	$(223)	$(58)	$749

	For the Nine Months Ended September 30, 2023
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$587	$(65)	$(34)	$(347)	$(11)	$130
State and municipal bonds	–	(1)	–	–	–	(1)
RMBS	5	–	–	–	–	5
CMBS	–	–	–	(4)	–	(4)
ABS	736	(2)	–	(167)	–	567
Hybrid and redeemable preferred
securities	–	–	–	–	(2)	(2)
Trading securities	–	(155)	–	(81)	–	(236)
Equity securities	1	–	–	–	–	1
Mortgage loans on real estate	5	–	–	(179)	–	(174)
Derivative investments	9	–	(1)	–	–	8
Other assets – indexed annuity ceded
embedded derivatives	112	–	–	(14)	–	98
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	(846)	–	–	124	–	(722)
Total, net	$609	$(223)	$(35)	$(668)	$(13)	$(330)

The following summarizes changes in unrealized gains (losses) included in net income related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Trading securities (1)	$7	$(3)	$6	$(2)
Equity securities (1)	–	12	(2)	(17)
Mortgage loans on real estate (1)	2	2	(2)	(1)
Derivative investments (1)	5	(25)	14	(27)
MRBs (2)	(665)	1,415	1,357	2,783
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (1)	661	–	1,246	–
Embedded derivatives – indexed annuity
and IUL contracts (1)	23	(4)	755	(223)
Total, net	$33	$1,397	$3,374	$2,513

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

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed maturity AFS securities:
Corporate bonds	$43	$(19)	$2	$(21)
State and municipal bonds	–	2	–	3
RMBS	1	(1)	–	(1)
ABS	47	(5)	27	(4)
Hybrid and redeemable preferred
securities	1	–	2	(2)
Mortgage loans on real estate	4	(3)	5	1
Total, net	$96	$(26)	$36	$(24)

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three Months Ended September 30, 2024			For the Three Months Ended September 30, 2023
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$–	$(7)	$(7)	$36	$(79)	$(43)
RMBS	–	(5)	(5)	12	(5)	7
CMBS	–	(16)	(16)	–	–	–
ABS	–	(178)	(178)	–	(113)	(113)
Hybrid and redeemable preferred
securities	10	–	10	–	(13)	(13)
Trading securities	–	–	–	6	–	6
Equity securities	–	(4)	(4)	–	–	–
Other investments	10	–	10	–	–	–
Total, net	$20	$(210)	$(190)	$54	$(210)	$(156)

	For the Nine Months Ended September 30, 2024			For the Nine Months Ended September 30, 2023
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$22	$(143)	$(121)	$195	$(198)	$(3)
RMBS	–	(5)	(5)	12	(5)	7
CMBS	–	(16)	(16)	4	–	4
State and municipal bonds	–	(5)	(5)	–	–	–
ABS	50	(286)	(236)	2	(346)	(344)
Hybrid and redeemable preferred
securities	10	–	10	16	(13)	3
Trading securities	–	–	–	6	–	6
Equity securities	–	(4)	(4)	–	–	–
Derivative investments	–	(51)	(51)	31	–	31
Other investments	10	–	10	–	–	–
Total, net	$92	$(510)	$(418)	$266	$(562)	$(296)

Transfers into and out of Level 3 are generally the result of observable market information on financial instruments no longer being available or becoming available to our pricing vendors. For the three and nine months ended September 30, 2024 and 2023, transfers in and out of Level 3 were attributable primarily to the financial instruments’ observable market information no longer being available or becoming available.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of September 30, 2024:

							Weighted
	Fair	Valuation	Significant	Assumption or			Average Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS
securities:
Corporate bonds	$183	Discounted cash flow	Liquidity/duration adjustment (2)	0%	–	4.2%	2.0%
ABS	11	Discounted cash flow	Liquidity/duration adjustment (2)	1.5%	–	1.5%	1.5%
CMBS	8	Discounted cash flow	Liquidity/duration adjustment (2)	2.1%	—	2.1%	2.1%
Hybrid and redeemable
preferred securities	24	Discounted cash flow	Liquidity/duration adjustment (2)	1.4%	–	2.0%	1.8%
Equity securities	5	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	–	4.5%	4.5%

MRB assets	4,565
Other assets – ceded MRBs	2	Discounted cash flow	Lapse (3)	1%	–	30%	(10)
			Utilization of GLB withdrawals (4)	85%	–	100%	94%
			Claims utilization factor (5)	60%	–	100%	(10)
			Premiums utilization factor (5)	80%	–	115%	(10)
			Non-performance risk (6)	0.27%	–	2.24%	1.81%
			Mortality (7)			(9)	(10)
			Volatility (8)	1%	–	29%	14.47%

Other assets – indexed
annuity ceded embedded
derivatives	1,132	Discounted cash flow	Lapse (3)	0%	–	9%	(10)
			Mortality (7)			(9)	(10)
Liabilities
Policyholder account
balances – indexed annuity
contracts embedded
derivatives	$(12,176)	Discounted cash flow	Lapse (3)	0%	–	9%	(10)
			Mortality (7)			(9)	(10)

MRB liabilities	(1,272)
Other liabilities – ceded
MRBs	(341)	Discounted cash flow	Lapse (3)	1%	–	30%	(10)
			Utilization of GLB withdrawals (4)	85%	–	100%	94%
			Claims utilization factor (5)	60%	–	100%	(10)
			Premiums utilization factor (5)	80%	–	115%	(10)
			Non-performance risk (6)	0.27%	–	2.24%	1.81%
			Mortality (7)			(9)	(10)
			Volatility (8)	1%	–	29%	14.47%

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

14. Contingencies and Commitments

Contingencies

Reinsurance Disputes

Certain reinsurers have in the past sought, and may in the future seek, rate increases on certain yearly renewable term agreements. We may initiate legal proceedings, as necessary, under these agreements in order to protect our contractual rights. Additionally, reinsurers have in the past initiated, and may in the future initiate, legal proceedings against us.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of September 30, 2024.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of September 30, 2024, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $150 million, after-tax. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Cost of Insurance and Other Litigation

Cost of Insurance Litigation

Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company, filed in the U.S. District Court for the District of Connecticut, No. 3:16-cv-00827, is a putative class action that was served on The Lincoln National Life Insurance Company (“LNL”) on June 8, 2016. Plaintiff is the owner of a universal life insurance policy who alleges that LNL charged more for non-guaranteed cost of insurance than permitted by the policy. Plaintiff seeks to represent all universal life and variable universal life policyholders who owned policies containing non-guaranteed cost of insurance provisions that are similar to those of plaintiff’s policy and seeks damages on behalf of all such policyholders. On January 11, 2019, the court dismissed plaintiff’s complaint in its entirety. In response, plaintiff filed a motion for leave to amend the complaint, which, on September 25, 2023, the court granted in part and denied in part. Plaintiff filed an amended complaint on October 10, 2023. On March 7, 2024, the parties entered into a provisional settlement agreement that encompasses policies that are at issue in this case, which also includes all policies at issue in the lawsuits captioned Iwanski

v. First Penn-Pacific Life Insurance Company, TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company and Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, each of which are described below. The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024, and on September 4, 2024, the court granted preliminary approval of the provisional settlement. The provisional settlement, which is still subject to final approval of the court, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in Iwanski, TVPX ARS INC. and Vida). As of March 31, 2024, we had accrued the total provisional settlement amount of $147.5 million, pre-tax.

Iwanski v. First Penn-Pacific Life Insurance Company (“FPP”), No. 2:18-cv-01573 filed in the U.S. District Court for the Eastern District of Pennsylvania is a putative class action that was filed on April 13, 2018. Plaintiff alleges that defendant FPP breached the terms of his life insurance policy by deducting non-guaranteed cost of insurance charges in excess of what is permitted by the policies. Plaintiff seeks to represent all owners of universal life insurance policies issued by FPP containing non-guaranteed cost of insurance provisions that are similar to those of Plaintiff’s policy and seeks damages on their behalf. Breach of contract is the only cause of action asserted. On March 7, 2024, the parties in Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company (discussed above) entered into a provisional settlement agreement that encompasses all policies at issue in this case, as the Glover case is inclusive of all policies in this case, as well as in the lawsuits captioned TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company and Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York (both discussed below). The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024, and on September 4, 2024, the court granted preliminary approval of the provisional settlement. The provisional settlement, which is still subject to final approval of the court, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in Iwanski, TVPX ARS INC. and Vida). A motion has been filed to stay the proceedings in this matter pending the completion of the settlement approval process in Glover.

TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company, filed in the U.S. District Court for the Eastern District of Pennsylvania, No. 2:18-cv-02989, is a putative class action that was filed on July 17, 2018. Plaintiff alleges that LNL charged more for non-guaranteed cost of insurance than permitted by the policy. Plaintiff seeks to represent all universal life and variable universal life policyholders who own policies issued by LNL or its predecessors containing non-guaranteed cost of insurance provisions that are similar to those of Plaintiff’s policy and seeks damages on behalf of all such policyholders. On March 7, 2024, the parties in Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company (discussed above) entered into a provisional settlement agreement that encompasses all policies at issue in this case, as the Glover case is inclusive of all policies in this case, as well as in the lawsuits captioned Iwanski v. First Penn-Pacific Life Insurance Company (discussed above) and Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York (discussed below). The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024, and on September 4, 2024, the court granted preliminary approval of the provisional settlement. The provisional settlement, which is still subject to final approval of the court, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in Iwanski, TVPX ARS INC. and Vida). A motion has been filed to stay the proceedings in this matter pending the completion of the settlement approval process in Glover.

Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, pending in the U.S. District Court for the Southern District of New York, No. 1:19-cv-06004, is a putative class action that was filed on June 27, 2019. Plaintiff alleges that Lincoln Life & Annuity Company of New York (“LLANY”) charged more for non-guaranteed cost of insurance than was permitted by the policies. On March 31, 2022, the court issued an order granting plaintiff’s motion for class certification and certified a class of all current or former owners of six universal life insurance products issued by LLANY that were assessed a cost of insurance charge any time on or after June 27, 2013. Plaintiff seeks damages on behalf of the class. On April 19, 2023, LLANY filed a motion for summary judgment. On March 7, 2024, the parties in Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company (discussed above) entered into a provisional settlement agreement that encompasses all policies at issue in this case, as the Glover case is inclusive of all policies in this case, as well as in the lawsuits captioned Iwanski v. First Penn-Pacific Life Insurance Company and TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company (both discussed above). The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024, and on September 4, 2024, the court granted preliminary approval of the provisional settlement. The provisional settlement, which is still subject to final approval of the court, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in Iwanski, TVPX ARS INC. and Vida). On March 29, 2024, the court issued its summary judgment decision, granting LLANY’s motion in part and denying it in part, and entering summary judgment against twenty-two policyholders that the court determined were not economically harmed. On June 25, 2024, the court granted LLANY’s April 12, 2024, motion to stay proceedings in this matter pending the completion of the approval process in Glover.

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

Other Litigation

Andrew Nitkewicz v. Lincoln Life & Annuity Company of New York, pending in the U.S. District Court for the Southern District of New York, No. 1:20-cv-06805, is a putative class action that was filed on August 24, 2020. Plaintiff Andrew Nitkewicz, as trustee of the Joan C. Lupe Trust, seeks to represent all current and former owners of universal life (including variable universal life) policies who own or owned policies issued by LLANY and its predecessors in interest that were in force at any time on or after June 27, 2013, and for which planned annual, semi-annual, or quarterly premiums were paid for any period beyond the end of the policy month of the insured’s death. Plaintiff alleges LLANY failed to refund unearned premium in violation of New York Insurance Law Section 3203(a)(2) in connection with the payment of death benefit claims for certain insurance policies. Plaintiff seeks compensatory damages and pre-judgment interest on behalf of the various classes and sub-class. On July 2, 2021, the court granted, with prejudice, LLANY’s November 2020 motion to dismiss this matter. Plaintiff filed a notice of appeal on July 28, 2021, and on September 26, 2022, the U.S. Court of Appeals for the Second Circuit reserved its decision and certified a question to the New York Court of Appeals. On October 20, 2022, the New York Court of Appeals accepted the question. On October 19, 2023, the New York Court of Appeals answered the question in LLANY’s favor and transmitted the decision to the U.S. Court of Appeals for the Second Circuit. Plaintiff sought, and was granted, supplemental briefing before the U.S. Court of Appeals for the Second Circuit with respect to certain aspects of the New York Court of Appeals’ decision. The supplemental briefing was completed January 23, 2024. On August 8, 2024, the U.S. Court of Appeals for the Second Circuit affirmed the District Court’s decision dismissing the case. We are vigorously defending this matter.

Henry Morgan et al. v. Lincoln National Corporation d/b/a Lincoln Financial Group, et al, filed in the District Court of the 14th Judicial District of Dallas County, Texas, No. DC-23-02492, is a putative class action that was filed on February 22, 2023. Plaintiffs Henry Morgan, Susan Smith, Charles Smith, Laura Seale, Terri Cogburn, Laura Baesel, Kathleen Walton, Terry Warner, and Toni Hale (“Plaintiffs”) allege on behalf of a putative class that Lincoln National Corporation d/b/a Lincoln Financial Group, LNL and LLANY (together, “Lincoln”), FMR, LLC, and Fidelity Product Services, LLC (“Fidelity”) created and marketed misleading and deceptive insurance products with attributes of investment products. The putative class comprises all individuals and entities who purchased Lincoln OptiBlend products that allocated account monies to the 1-Year Fidelity AIM Dividend Participation Account, between January 1, 2020, to December 31, 2022. Plaintiffs assert the following claims individually and on behalf of the class, (1) violations of the Texas Deceptive Trade Practices Act against Lincoln; (2) common-law fraud against Lincoln; (3) negligent misrepresentation against Lincoln and Fidelity; and (4) aiding and abetting fraud against Fidelity. Plaintiffs allege they suffered damages from “a missed investment return of approximately 5-6%” and mitigation damages. They seek actual, consequential and punitive damages, as well as pre-judgment and post-judgment interest, attorney’s fees and litigation costs. On March 31, 2023, the Lincoln defendants filed a notice of removal removing the action from the 14th Judicial District of Dallas County, Texas, to the United States District Court for the Northern District of Texas, Dallas Division. On May 8, 2023, the Lincoln defendants and the Fidelity defendants filed motions to dismiss, which remain pending. We are vigorously defending this matter.

Donald C. Meade v. Lincoln National Corporation, Ellen Cooper, Dennis Glass, and Randal Freitag (“Defendants”), No. 2:24-cv-01704, pending in the U.S. District Court for the Eastern District of Pennsylvania, is a putative class action that was filed on April 23, 2024. On June 24, 2024, Local 295 IBT Employer Group Pension Trust Fund (“Local 295”) filed a motion for appointment as lead plaintiff. On October 23, 2024, the court granted this motion. Local 295 seeks to represent persons and entities that purchased or otherwise acquired Lincoln National securities between November 4, 2020, and November 2, 2022, inclusive. Plaintiff alleges claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, and under SEC Rule 10b-5. Plaintiff alleges that, throughout the putative class period, Defendants made materially false and/or misleading statements, as well as failed to disclose material adverse facts about the Company’s business, operations and prospects. Plaintiff alleges that Defendants failed to disclose to investors: (i) that the Company was experiencing a decline in its VUL business; (ii) that, as a result, the goodwill associated with the life insurance business was overstated; (iii) that, as a result, the Company’s policy lapse assumptions were outdated; (iv) that, as a result, the Company’s reserves were overstated; (v) that, as a result, the Company’s reported financial results and financial statements were misstated; and (vi) that, as a result, Defendants’ positive statements about the Company’s business, operations, and prospects were materially misleading and/or lacked a reasonable basis. The action seeks unspecified compensatory damages and attorney’s fees and costs. We are vigorously defending this matter.

Lawrence Hollin, derivatively on behalf of Nominal Defendant Lincoln National Corporation v. Ellen G. Cooper, Dennis R. Glass, Randal J. Freitag, Deirdre P Connelly, William H. Cunningham, Reginald E. Davis, Eric G. Johnson, Gary C. Kelly, M. Leanne Lachman, Dale LeFebvre, Janet Liang, Michael F. Mee, Lynn M. Utter and Patrick S. Pittard (“Individual Defendants”) and Lincoln National Corporation (“Nominal Defendant”), No. 2:24-cv-02713, pending in the U.S. District Court for the Eastern District of Pennsylvania, is a complaint that was filed on June 20, 2024. Plaintiff Lawrence Hollin brings this verified stockholder derivative complaint purportedly on behalf of Nominal Defendant Lincoln National Corporation against the Individual Defendants, inter alia, for alleged breaches of fiduciary duties between at least November 4, 2020, and November 2, 2022 inclusive, and for alleged violations of the federal securities laws caused by the issuance of allegedly materially false and misleading statements issued, or caused to be issued, by the Individual Defendants in the Company’s SEC filings and other public statements. Plaintiff Hollin alleges claims against the Individual Defendants for violations of section 14(a) of the Exchange Act, 15 U.S.C. section 78n(a) and Rule 14a-9 (17 C.F.R. section 240.14a-9); for breach of fiduciary duties; for aiding and abetting breach of fiduciary duty; for unjust enrichment; and for waste of corporate assets. Plaintiff Hollin alleges that the Individual Defendants failed to disclose to investors: (i) that the Company was experiencing a decline in its VUL business; (ii) that, as a result, the goodwill associated with the life insurance business was overstated; (iii) that, as a result, the Company’s policy lapse assumptions were outdated; (iv) that, as a result, the Company’s reserves were overstated; (v) that, as a result, the Company’s reported financial results and financial statements were misstated; and (vi) that, as a result, the Individual Defendants’ positive statements about the Company’s business, operations, and prospects were materially misleading and/or lacked a reasonable basis. Plaintiff Hollin alleges that the Company thereby suffered loss, injury, and damage. Among other relief, the action seeks, in favor of the Company, damages sustained by the Company, punitive damages and attorney’s fees and costs. On September 26, 2024, the court entered an order that, among other things, this case and the Wiersum case (discussed below) be consolidated for all purposes under the matter name In Re. Lincoln National Corporation Stockholder Derivative Litigation (No.: 2:24-cv-02713) and that all proceedings and deadlines in this matter be stayed until 30 days after resolution of all motions to dismiss (including the exhaustion of all related appeals) in the Meade matter discussed above. The Individual Defendants are vigorously defending this matter.

Robert R. Wiersum, derivatively on behalf of Lincoln National Corporation v. Ellen G. Cooper, Dennis R. Glass, Randal J. Freitag, Deirdre P Connelly, William H. Cunningham, Reginald E. Davis, Eric G. Johnson, Gary C. Kelly, M. Leanne Lachman, Dale LeFebvre, Janet Liang, Michael F. Mee, Lynn M. Utter and Patrick S. Pittard (“Individual Defendants”) and Lincoln National Corporation (“Nominal Defendant”), No. 2:24-cv-03251, pending in the U.S. District Court for the Eastern District of Pennsylvania, is a complaint that was filed on July 23, 2024. Plaintiff Robert R. Wiersum brings this verified stockholder derivative complaint purportedly on behalf of Nominal Defendant Lincoln National Corporation against the Individual Defendants, inter alia, for alleged breaches of fiduciary duties between at least November 4, 2020, and the date of the filing, inclusive, and for alleged violations of the federal securities laws caused by the issuance of allegedly materially false and misleading statements issued, or caused to be issued, by the Individual Defendants in the Company’s SEC filings and other public statements. Plaintiff Wiersum alleges claims against the Individual Defendants for violations of section 14(a) of the Exchange Act, 15 U.S.C. section 78n(a) and Rule 14a-9 (17 C.F.R. section 240.14a-9); for breach of fiduciary duties; for unjust enrichment; and for waste of corporate assets. Plaintiff Wiersum alleges that the Individual Defendants failed to disclose to investors: (i) that the Company was experiencing a decline in its VUL business; (ii) that, as a result, the goodwill associated with the life insurance business was overstated; (iii) that, as a result, the Company’s policy lapse assumptions were outdated; (iv) that, as a result, the Company’s reserves were overstated; (v) that, as a result, the Company’s reported financial results and financial statements were misstated; and (vi) that, as a result, the Individual Defendants’ positive statements about the Company’s business, operations, and prospects were materially misleading and/or lacked a reasonable basis. Plaintiff Wiersum alleges that the Company thereby suffered loss, injury, and damage. Among other relief, the action seeks, in favor of the Company, damages sustained by the Company and attorney’s fees and costs. On September 26, 2024, the court entered an order that, among other things, this case and the Hollin case (discussed above) be consolidated for all purposes under the matter name In Re. Lincoln National Corporation Stockholder Derivative Litigation (No.: 2:24-cv-02713) and that all proceedings and deadlines in this matter be stayed until 30 days after resolution of all motions to dismiss (including the exhaustion of all related appeals) in the Meade matter discussed above. The Individual Defendants are vigorously defending this matter.

Kelly Grink v. Virtua Health and Lincoln National Corporation et al., No. 1:24-cv-09919, is a putative class action filed on October 18, 2024, in the U.S. District Court for the District of New Jersey. Plaintiffs Kelly Grink and Diane Trump are participants in Virtua Health’s defined contribution plans. Plaintiffs seek to represent all current and former participants or beneficiaries of Virtua’s 401(k) savings plan and 403(b) retirement program who invested in the plan’s fixed annuity option in the six years prior to the filing of this lawsuit. Lincoln offers a fixed annuity investment option to plan participants through its group annuity contract with the plans. Lincoln also provides recordkeeping and administration services to the plans. Plaintiffs allege that the Virtua defendants acted in breach of their fiduciary duty including by maintaining the plans’ investment in the Lincoln stable value fund when other investment providers are alleged to have provided superior alternatives at substantially lower cost. Plaintiffs allege that Lincoln acted as a fiduciary with respect to the fixed annuity investment option and was a party in interest to a prohibited transaction under ERISA. The action seeks unspecified relief against Lincoln. We are vigorously defending this matter.

Tax Assessment Proceeding

Lincoln National Life Insurance Company v. Township of Radnor, pending in the Court of Common Pleas of Delaware County, Pennsylvania Civil Division, No. 2022-001894, is a de novo appeal filed by LNL on March 21, 2022, regarding a September 30, 2021, Notice of Tax Assessment issued by the Township of Radnor to LNL for additional business privilege tax (“BPT”) for the years 2014-2019/2020 estimate. The assessment was based on an audit undertaken by a third-party auditor and consultant to the Township of Radnor, following a periodic business review of LNL undertaken by the same individual in 2018. The assessment is comprised of taxes, interest and penalties for the period in question. LNL filed a motion for summary judgment, that was denied by the court. The trial of this matter began in October 2024 and is scheduled to continue in November 2024. We are vigorously defending this matter.

15. Shares and Stockholders’ Equity

Preferred Shares

Preferred stock authorized, issued and outstanding (number of shares) was as follows:

	As of September 30, 2024			As of December 31, 2023
	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
9.250% Fixed Rate Reset Non-Cumulative
Preferred Stock, Series C	20,000	20,000	20,000	20,000	20,000	20,000
9.000% Non-Cumulative Preferred Stock, Series D	20,000	20,000	20,000	20,000	20,000	20,000
Not designated	9,960,000	–	–	9,960,000	–	–
Total preferred shares	10,000,000	40,000	40,000	10,000,000	40,000	40,000

The per share and aggregate dividends declared for preferred stock by series (in millions except per share data) was as follows:

	For the Three Months Ended September 30,
	2024		2023
	Dividend	Aggregate	Dividend	Aggregate
Series	Per Share	Dividend	Per Share	Dividend
Series C	$1,156.25	$23	$1,156.25	$23
Series D	562.50	11	562.50	11
Total	$1,718.75	$34	$1,718.75	$34

	For the Nine Months Ended September 30,
	2024		2023
	Dividend	Aggregate	Dividend	Aggregate
Series	Per Share	Dividend	Per Share	Dividend
Series C	$2,312.50	$46	$1,792.19	$36
Series D	1,687.50	34	1,743.75	35
Total	$4,000.00	$80	$3,535.94	$71

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Common Stock
Balance as of beginning-of-period	170,188,487	169,630,880	169,666,137	169,220,511
Stock compensation/issued for benefit plans	152,980	27,391	675,330	437,760
Balance as of end-of-period	170,341,467	169,658,271	170,341,467	169,658,271

Our common stock is without par value.

Earnings Per Share

The calculation of earnings per share (“EPS”) was as follows (in millions except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) available to common stockholders – basic	$(562)	$819	$1,508	$412
Net income (loss) available to common stockholders – diluted	$(562)	$819	$1,511	$410

Weighted-average shares, as used in basic calculation	170,773,438	169,645,881	170,482,264	169,529,509
Incremental common shares from assumed exercise or
issuance of stock-based incentive compensation awards	2,075,432	623,039	1,575,034	507,752
Average deferred compensation shares	—	621,582	710,256	588,183
Weighted-average shares, as used in diluted calculation (1)	172,848,870	170,890,502	172,767,554	170,625,444

Net income (loss) per share:
Basic	$(3.29)	$4.82	$8.85	$2.43
Diluted	(3.29)	4.79	8.75	2.40

(1) Due to reporting a net loss for the three months ended September 30, 2024, basic shares were used in the diluted EPS calculation for this period as the use of diluted shares would have resulted in a lower loss per share.

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our EPS, such options will be shown in the table above.
We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to all or a portion of their deferral amounts. This obligation is settled in either cash or LNC stock pursuant to the applicable plan document. We exclude deferred units of LNC stock that are antidilutive from our diluted EPS calculation. The mark-to-market adjustment of these deferred units excluded from our diluted EPS calculation was less than $1 million for the three months ended September 30, 2023, and $(3) million and $2 million for the nine months ended September 30, 2024 and 2023, respectively.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Nine Months Ended September 30,
	2024	2023
Unrealized Gain (Loss) on Fixed Maturity AFS Securities and Certain
Other Investments
Balance as of beginning-of-year	$(5,188)	$(8,916)
Unrealized holding gains (losses) arising during the period	1,555	(3,405)
Change in foreign currency exchange rate adjustment	124	(21)
Change in future contract benefits and policyholder account balances,
net of reinsurance	(382)	27
Income tax benefit (expense)	(276)	707
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(163)	(1,145)
Income tax benefit (expense)	34	240
Balance as of end-of-period	$(4,038)	$(10,703)
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$375	$388
Unrealized holding gains (losses) arising during the period	305	231
Change in foreign currency exchange rate adjustment	(121)	30
Income tax benefit (expense)	(39)	(55)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	60	68
Income tax benefit (expense)	(13)	(14)
Balance as of end-of-period	$473	$540
Market Risk Benefit Non-Performance Risk Gain (Loss)
Balance as of beginning-of-year	$1,070	$1,741
Adjustment arising during the period	(367)	(944)
Income tax benefit (expense)	78	202
Balance as of end-of-period	$781	$999
Policyholder Liability Discount Rate Remeasurement Gain (Loss)
Balance as of beginning-of-year	$587	$747
Adjustment arising during the period	(209)	347
Income tax benefit (expense)	44	(73)
Balance as of end-of-period	$422	$1,021
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(26)	$(34)
Foreign currency translation adjustment arising during the period	8	1
Balance as of end-of-period	$(18)	$(33)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(294)	$(278)
Adjustment arising during the period	(8)	(26)
Balance as of end-of-period	$(302)	$(304)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item on the Consolidated Statements of Comprehensive Income (Loss):

	For the Nine Months Ended September 30,
	2024	2023
Unrealized Gain (Loss) on Fixed Maturity AFS
Securities and Certain Other Investments
Reclassification	$(193)	$(1,175)	Realized gain (loss)
Associated change in future contract benefits	30	30	Benefits
Reclassification before income tax benefit (expense)	(163)	(1,145)	Income (loss) before taxes
Income tax benefit (expense)	34	247	Federal income tax expense (benefit)
Reclassification, net of income tax	$(129)	$(898)	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Interest rate contracts	(2)	–	Net investment income
Interest rate contracts	20	22	Interest and debt expense
Foreign currency contracts	41	42	Net investment income
Foreign currency contracts	1	4	Realized gain (loss)
Reclassifications before income tax benefit (expense)	60	68	Income (loss) before taxes
Income tax benefit (expense)	(13)	(14)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$47	$54	Net income (loss)

16. Segment Information

We provide products and services and report results through our Annuities, Life Insurance, Group Protection and Retirement Plan Services segments. We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments. Our reporting segments reflect the manner by which our CODM views and manages the business. A discussion of these segments and Other Operations is found in Note 20 to the Consolidated Financial Statements in our 2023 Form 10-K.

Segment operating revenues and income (loss) from operations are internal measures used by our management and Board of Directors to evaluate and assess the results of our segments. In the third quarter of 2024, we revised our definition of income (loss) from operations to exclude the impact of certain items that are not indicative of the ongoing operations of the business and may obscure trends in the underlying performance of the Company. The revised definition now excludes, as applicable, certain legal accruals, severance expense related to initiatives that realign the workforce, mark-to-market adjustment related to the LNC stock component of our deferred compensation plans, impacts from the settlement or curtailment of defined benefit obligations and the effect of tax adjustments such as changes to deferred tax valuation allowances from the definition of income (loss) from operations. The presentation of prior period income (loss) from operations has been recast to conform to the current period presentation.

Income (loss) from operations is GAAP net income excluding the following items, as applicable:

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
•Income (loss) from the initial adoption of new accounting standards, accounting policy changes and new regulations, including changes in tax law;
•Income (loss) from reserve changes, net of related amortization, on business sold through reinsurance;
•Losses from the impairment of intangible assets and gains (losses) on other non-financial assets;
•Income (loss) from discontinued operations;
•Other items, which include the following: certain legal accruals; severance expense related to initiatives that realign the workforce; transaction and integration costs related to mergers and acquisitions including the acquisition or divestiture, through reinsurance or other means, of businesses or blocks of business; mark-to-market adjustment related to the LNC stock component of our deferred compensation plans (“deferred compensation mark-to-market adjustment”); gains (losses) on modification or early extinguishment of debt; and impacts from settlement or curtailment of defined benefit obligations; and
•Income tax benefit (expense) related to the above pre-tax items, including the effect of tax adjustments such as changes to deferred tax valuation allowances.

Operating revenues represent GAAP revenues excluding the effects of the following items, as applicable:

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

The tables below reconcile our segment measures of performance to the GAAP measures presented on the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2024	2023	2024	2023
Revenues
Operating revenues:
Annuities	$1,195	$1,197	$3,673	$3,528
Life Insurance	1,589	1,723	4,640	5,241
Group Protection	1,432	1,388	4,299	4,176
Retirement Plan Services	335	327	984	988
Other Operations	52	38	118	127
Revenue adjustments from annuity and
life insurance product features	149	(14)	(325)	(1,908)
Credit loss-related adjustments	(88)	(27)	(124)	(53)
Investment gains (losses) (1)	(105)	(400)	(416)	(1,126)
Changes in the fair value of reinsurance-related embedded
derivatives, trading securities and certain mortgage loans (2)	(446)	(29)	(51)	(27)
Gains (losses) on other non-financial assets – sale of
subsidiaries/businesses (3)	(2)	–	582	–
Total revenues	$4,111	$4,203	$13,380	$10,946

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2024	2023 (4)	2024	2023 (4)
Net Income (Loss)
Income (loss) from operations:
Annuities	$301	$248	$857	$794
Life Insurance	22	(173)	(48)	(153)
Group Protection	109	68	318	247
Retirement Plan Services	44	43	120	133
Other Operations	(84)	(102)	(276)	(293)
Net annuity product features, pre-tax	(381)	1,322	1,319	1,076
Net life insurance product features, pre-tax	(125)	108	(253)	(168)
Credit loss-related adjustments, pre-tax	(88)	(27)	(124)	(53)
Investment gains (losses), pre-tax (1)	(105)	(400)	(416)	(1,126)
Changes in the fair value of reinsurance-related
embedded derivatives, trading securities and
certain mortgage loans, pre-tax (2)	(446)	(29)	(51)	(27)
Gains (losses) on other non-financial assets – sale of
subsidiaries/businesses, pre-tax (3)	(2)	–	582	–
Other items, pre-tax (5) (6) (7) (8)	(19)	(12)	(238)	(23)
Income tax benefit (expense) related to the
above pre-tax items	246	(193)	(202)	76
Net income (loss)	$(528)	$853	$1,588	$483

(1)    The three and nine months ended September 30, 2023, include impairments of certain fixed maturity AFS securities in an unrealized loss position, resulting from the Company’s intent to sell these securities as part of the fourth quarter 2023 reinsurance transaction. See Notes 3 and 7 for additional information.
(2)    Includes primarily changes in the fair value of the embedded derivative related to the fourth quarter 2023 reinsurance transaction. For more information, see Note 7.
(3)    For information on the sale of our wealth management business, including the statutory capital benefit, see Note 1.
(4)    The prior period presentation has been recast to conform to the revised definition of income (loss) from operations.
(5)    Includes certain legal accruals of $(12) million in the third quarter of 2023 and $(114) million primarily related to the settlement of cost of insurance litigation in the first quarter of 2024.
(6)    Includes severance expense related to initiatives that realign the workforce of $(3) million, $(3) million, $(49) million, $(7) million and $(16) million in the first quarter of 2023, second quarter of 2023, first quarter of 2024, second quarter of 2024 and third quarter of 2024, respectively.
(7)    Includes transaction and integration costs related to mergers, acquisitions and divestitures of $(9) million, $(1) million, $(10) million, $(27) million and $(2) million for the second quarter of 2023, third quarter of 2023, first quarter of 2024, second quarter of 2024 and third quarter of 2024, respectively.
(8)    Includes deferred compensation mark-to-market adjustment of $12 million, $(8) million, $1 million, $(13) million, $1 million and $(1) million in the first quarter of 2023, second quarter of 2023, third quarter of 2023, first quarter of 2024, second quarter of 2024 and third quarter of 2024, respectively.

Other segment information (in millions) was as follows:

	As of September 30,	As of December 31,
	2024	2023
Assets
Annuities	$202,827	$185,599
Life Insurance	115,397	108,932
Group Protection	9,216	9,714
Retirement Plan Services	49,533	46,793
Other Operations	19,867	21,375
Total assets	$396,840	$372,413
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed maturity AFS securities:
Gross gains	$3	$1	$11	$35
Gross losses	(38)	(3)	(204)	(119)
Credit loss benefit (expense) (1)	(14)	(1)	(40)	(17)
Intent to sell impairments (2)	–	(467)	–	(1,091)
Realized gain (loss) on equity securities (3)	6	8	18	(20)
Credit loss benefit (expense) on mortgage loans on real estate	(47)	(9)	(65)	(16)
Credit loss benefit (expense) on reinsurance-related assets	(27)	(16)	(19)	(20)
Realized gain (loss) on the mark-to-market on certain
instruments (4)(5)	(623)	128	(523)	(147)
Indexed product derivative results (6)	120	4	342	(199)
Derivative results (7)	209	(81)	(258)	(1,454)
Realized gain (loss) on subsidiaries/businesses (8)	(2)	–	582	–
Other realized gain (loss)	(18)	(17)	(45)	(18)
Total realized gain (loss)	$(431)	$(453)	$(201)	$(3,066)

(1) Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.
(2) The three and nine months ended September 30, 2023, include impairments of certain fixed maturity AFS securities in an unrealized loss position, resulting from the Company’s intent to sell these securities as part of the fourth quarter 2023 reinsurance transaction. See Notes 3 and 7 for additional information.
(3) Includes mark-to-market adjustments on equity securities still held of $6 million and $9 million for the three months ended September 30, 2024 and 2023, respectively, and $21 million and $(22) million for the nine months ended September 30, 2024 and 2023, respectively.
(4) Represents changes in the fair values of derivatives we hold as part of VUL hedging, reinsurance-related embedded derivatives and trading securities.

(5) Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $1 million and $2 million for the three months ended September 30, 2024 and 2023, respectively, and $4 million and $1 million for the nine months ended September 30, 2024 and 2023, respectively.
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
(8) For information on the sale of the wealth management business, see Note 1.

18. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 25% and 17% for the three and nine months ended September 30, 2024, respectively, compared to 18% and (4)%, respectively, for the corresponding periods in 2023. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate account dividends-received deduction and tax credits.

For the three months ended September 30, 2024, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to a tax benefit at 21% from pre-tax losses in addition to the effects of preferential tax items. For the nine months ended September 30, 2024, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of preferential tax items.

For the three months ended September 30, 2023, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of preferential tax items. For the nine months ended September 30, 2023, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of preferential tax items exceeding the tax expense at 21% on pre-tax income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the financial condition as of September 30, 2024, compared with December 31, 2023, and the results of operations for the three and nine months ended September 30, 2024, compared with the corresponding periods in 2023 of Lincoln National Corporation and its consolidated subsidiaries. Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.

The MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”); and other reports filed with the Securities and Exchange Commission (“SEC”). For more detailed information on the risks and uncertainties associated with the Company’s business activities, see the risks described in “Part I – Item 1A. Risk Factors” in our 2023 Form 10-K and “Part II – Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (“Second Quarter 2024 Form 10-Q”).

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
•The unknown effect on our subsidiaries’ businesses resulting from evolving market preferences and the changing demographics of our client base; and
•The unanticipated loss of key management or wholesalers.

The risks and uncertainties included here are not exhaustive. Other sections of this report and other reports that we file with the SEC include additional factors that could affect our businesses and financial performance, including “Part I – Item 1A. Risk Factors” in our 2023 Form 10-K, “Part II – Item 1A. Risk Factors” in our Second Quarter 2024 Form 10-Q and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Form 10-K. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

We provide information about our segments’ and Other Operations’ operating revenue and expense line items, key drivers of changes and historical details underlying the line items below. For factors that could cause actual results to differ materially from those set forth, see “Forward-Looking Statements – Cautionary Language” above, “Part I – Item 1A. Risk Factors” in our 2023 Form 10-K and “Part II – Item 1A. Risk Factors” in our Second Quarter 2024 Form 10-Q.

On May 6, 2024, we closed the previously announced sale of all of the ownership interests in the subsidiaries of the Company that comprised the Company’s wealth management business operated through Lincoln Financial Network (“LFN”) to Osaic Holdings, Inc. (“Osaic”). For additional information on the sale of our wealth management business, see “Liquidity and Capital Resources – Holding Company Sources and Uses of Liquidity and Capital – Subsidiaries’ Capital” below and Note 1.

In June 2024, the Bermuda Monetary Authority issued a Class E license for Lincoln Pinehurst Reinsurance Company (Bermuda) Limited (“LPINE”), a wholly owned subsidiary of LNC that operates as a Bermuda-based life and annuity reinsurance company. For more information, see “Liquidity and Capital Resources – Holding Company Sources and Uses of Liquidity and Capital – Subsidiaries’ Capital” below.

Industry trends and significant operational matters are described in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary” of our 2023 Form 10-K, which is further updated by the discussion that follows.

Interest Rate Environment

In September 2024, the Federal Reserve announced it has gained greater confidence that inflation is moving sustainably towards 2% and, as a result, lowered the federal funds rate target range by 50 basis points to a range of 4.75% to 5.00%.

Summary of Critical Accounting Estimates

The MD&A included in our 2023 Form 10-K contains a detailed discussion of our critical accounting estimates. The following information updates the “Summary of Critical Accounting Estimates” provided in our 2023 Form 10-K, and therefore, should be read in conjunction with that disclosure.

Investments

Investment Valuation

The following summarizes investments on the Consolidated Balance Sheets carried at fair value by pricing source and fair value hierarchy level (in millions) as of September 30, 2024:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$429	$79,547	$165	$80,141
Priced by independent broker quotations	–	–	5,073	5,073
Priced by matrices	–	17,665	–	17,665
Priced by other methods (1)	–	–	231	231
Total	$429	$97,212	$5,469	$103,110

Percent of total	0%	95%	5%	100%

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

Net amount at risk (“NAR”) represents the amount of GLB or GDB in excess of a policyholder’s account balance at the balance sheet date. Underperforming markets increase our exposure to potential benefits with the GLB and GDB riders. A contract with a GDB rider is “in the money” if the policyholder’s account balance falls below the GDB. As of September 30, 2024 and 2023, 5% and 27%, respectively, of all in-force contracts with a GDB rider were “in the money.” A contract with a GLB rider is “in the money” if the policyholder’s account balance falls below the present value of GLB payments, assuming no full surrenders. As of September 30, 2024 and 2023, 13% and 33%, respectively, of all in-force contracts with a GLB rider were “in the money.” However, the only way the policyholder can realize the excess of the present value of benefits over the account balance of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount. If, after the series of withdrawals or income payments, the account balance is exhausted, the policyholder will continue to receive a series of annuity payments. The account balance can also fluctuate with market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account balance.

Many policyholders have both a GLB and GDB present on the same policy. The total NAR represents the greater of GLB NAR and GDB NAR for each policy as only one benefit can be exercised in practice. Details underlying the NAR, net of reinsurance, (in millions) were as follows:

	Annuities		Retirement Plan Services
	As of September 30,		As of September 30,
	2024	2023	2024	2023
GLB NAR	$1,236	$2,929	$1	$2
GDB NAR	540	3,696	2	7
Total NAR	1,721	6,256	3	9

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

The following table presents our after-tax estimates of the potential instantaneous effect to net income (loss) that could result from sudden changes that may occur in equity markets and interest rates (in millions) and excludes the net cost of operating the hedge program. The amounts represent the difference between the change in GLB and GDB riders and the change in the fair value of the underlying hedge instruments. These estimates are based upon the balance as of September 30, 2024, net of reinsurance, and the related hedge instruments in place as of that date.

The effects presented in the table below are not representative of the aggregate impacts that could result if a combination of such changes to equity market returns and interest rates occurred.

	In-Force Sensitivities
Equity Market Return	-10%	+10%
Hypothetical effect to net income	$(1,000)	$750
Interest Rates	-25 bps	+25 bps
Hypothetical effect to net income	$(450)	$400

The actual effects of the results illustrated in the table above could vary significantly depending on a variety of factors, many of which are out of our control, and consideration should be given to the following:

•The analysis is only valid as of September 30, 2024, due to changing market conditions, policyholder activity, hedge positions and other factors;
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

Our indexed annuity and IUL contracts permit the holder to elect a fixed interest rate return or a return where interest credited to the contracts is linked to the performance of the S&P 500® Index or other indices. The value of the variable portion of the policyholder’s account balance varies with the performance of the underlying variable funds chosen by the policyholder. Policyholders may elect to rebalance among the various accounts within the product at renewal dates. At the end of each indexed term, which can be up to six years, we have the opportunity to re-price the indexed component by establishing different participation rates, caps, spreads or specified rates, subject to contractual guarantees. We purchase and sell index options that are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options held generally offsets the change in value of the embedded derivative within the contract, both of which are recorded as a component of realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). The Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the Financial Accounting Standards Board Accounting Standards CodificationTM
require that we calculate fair values of index options we may purchase or sell in the future to hedge policyholder index allocations in future reset periods. These fair values represent an estimate of the cost of the options we will purchase or sell in the future, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. Changes in the fair values of these liabilities are included as a component of realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). For more information on indexed product derivative results, see Note 17.

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

Annual Assumption Review

During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models used in estimating MRBs, our reserves and embedded derivatives. For more information on our comprehensive review, see Note 1 in our 2023 Form 10-K. Details underlying the effect to net income (loss) from our annual assumption review (in millions) were as follows:

	For the Three Months Ended September 30,
	2024	2023
Income (loss) from operations:
Annuities	$1	$(12)
Life Insurance	8	(156)
Group Protection	(1)	24
Retirement Plan Services	–	–
Excluded from income (loss) from operations	208	(36)
Net income (loss)	$216	$(180)

The impacts of our annual assumption review were driven primarily by the following:

2024
•For Life Insurance, the favorable impact was driven by updates to capital market assumptions on reinsured blocks of MoneyGuard® business and other items, partially offset by unfavorable updates to policyholder behavior assumptions on reinsured blocks of MoneyGuard business.
•For Group Protection, the unfavorable impact was driven by updates to disability claim termination rate assumptions, partially offset by favorable updates to life waiver incurred assumptions.
•For excluded from income (loss) from operations, the favorable impact, related to net annuity product features, was driven by model enhancements.

2023
•For Annuities, the unfavorable impact was driven by updates to mortality assumptions.
•For Life Insurance, the unfavorable impact was driven by updates to policyholder lapse behavior and mortality assumptions, partially offset by the favorable impact of a 50-basis-points increase in our long-term new money investment yield assumption.
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

Goodwill

During the fourth quarter of 2024, we will perform our annual quantitative goodwill impairment test as of October 1, 2024, on all of our reporting units. For more information on goodwill, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Summary of Critical Accounting Estimates – Goodwill and Other Intangible Assets” and Notes 1 and 9 in our 2023 Form 10-K.

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

As of September 30, 2024, we had an approximate $1.5 billion deferred tax asset related to net unrealized losses on fixed maturity available-for-sale (“AFS”) securities. In the assessment of the future realizability of this deferred tax asset, management concluded that its tax planning strategy to hold these securities to recovery was prudent and feasible as these unrealized losses were caused by factors other than credit loss, and we have the intent and ability to hold these securities to recovery and collect all of the contractual cash flows.

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

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023 (1)	2024	2023 (1)
Net Income (Loss)
Income (loss) from operations:
Annuities	$301	$248	$857	$794
Life Insurance	22	(173)	(48)	(153)
Group Protection	109	68	318	247
Retirement Plan Services	44	43	120	133
Other Operations	(84)	(102)	(276)	(293)
Net annuity product features, pre-tax	(381)	1,322	1,319	1,076
Net life insurance product features, pre-tax	(125)	108	(253)	(168)
Credit loss-related adjustments, pre-tax	(88)	(27)	(124)	(53)
Investment gains (losses), pre-tax (2)	(105)	(400)	(416)	(1,126)
Changes in the fair value of reinsurance-related
embedded derivatives, trading securities and
certain mortgage loans, pre-tax (3)	(446)	(29)	(51)	(27)
Gains (losses) on other non-financial assets – sale of
subsidiaries/businesses, pre-tax (4)	(2)	–	582	–
Other items, pre-tax (5) (6) (7) (8)	(19)	(12)	(238)	(23)
Income tax benefit (expense) related to the
above pre-tax items	246	(193)	(202)	76
Net income (loss)	$(528)	$853	$1,588	$483

(1)    The prior period presentation has been recast to conform to the revised definition of income (loss) from operations. See Note 16 for additional information.
(2)    The three and nine months ended September 30, 2023, include impairments of certain fixed maturity AFS securities in an unrealized loss position, resulting from the Company’s intent to sell these securities as part of the fourth quarter 2023 reinsurance transaction. See Notes 3 and 7 for additional information.
(3)    Includes primarily changes in the fair value of the embedded derivative related to the fourth quarter 2023 reinsurance transaction. The coinsurance with funds withheld investment portfolio includes fixed maturity securities classified as AFS with changes in fair value recorded in OCI. Since the corresponding and offsetting changes in fair value of the embedded derivative related to the coinsurance with funds withheld investment portfolio are recorded in realized gain (loss), volatility can occur within net income (loss). See Note 7 for more information.
(4)    For information on the sale of our wealth management business, including the statutory capital benefit, see Note 1.
(5)    Includes certain legal accruals of $(12) million in the third quarter of 2023 and $(114) million primarily related to the settlement of cost of insurance litigation in the first quarter of 2024.
(6)    Includes severance expense related to initiatives that realign the workforce of $(3) million, $(3) million, $(49) million, $(7) million and $(16) million in the first quarter of 2023, second quarter of 2023, first quarter of 2024, second quarter of 2024 and third quarter of 2024, respectively.
(7)    Includes transaction and integration costs related to mergers, acquisitions and divestitures of $(9) million, $(1) million, $(10) million, $(27) million and $(2) million for the second quarter of 2023, third quarter of 2023, first quarter of 2024, second quarter of 2024 and third quarter of 2024, respectively.
(8)    Includes deferred compensation mark-to-market adjustment of $12 million, $(8) million, $1 million, $(13) million, $1 million and $(1) million in the first quarter of 2023, second quarter of 2023, third quarter of 2023, first quarter of 2024, second quarter of 2024 and third quarter of 2024, respectively.

Comparison of the Three Months Ended September 30, 2024 to 2023

Net income decreased due primarily to the following:

•Loss in net annuity product features in 2024 compared to gain in 2023 driven by unfavorable changes in interest rates in 2024 compared to favorable changes in 2023, partially offset by favorable changes in equity markets in 2024 compared to unfavorable changes in 2023, driving MRB-related impacts, partially offset by favorable changes in the fair value of GLB hedge instruments in 2024 compared to unfavorable changes in 2023 attributable to the impact of capital markets.
•Unfavorable changes in the fair value of reinsurance-related embedded derivatives, trading securities and certain mortgage loans driven by the fair value of the embedded derivative related to the fourth quarter 2023 reinsurance transaction.
•Loss in net life insurance product features in 2024 compared to gain in 2023 driven by mark-to-market losses on hedges associated with VUL products.
•Higher credit loss-related adjustments on our mortgage loans on real estate and fixed maturity AFS securities.

The decrease in net income was partially offset by the following:

•Favorable impact from our annual assumption review in 2024 compared to unfavorable impact in 2023.
•Lower investment losses driven by intent to sell impairment in 2023 on fixed maturity AFS securities as part of the fourth quarter 2023 reinsurance transaction.
•Growth in average account balances and improvement in our total loss ratio in our Group Protection segment.

Comparison of the Nine Months Ended September 30, 2024 to 2023

Net income increased due primarily to the following:

•Lower investment losses driven by intent to sell impairment in 2023 on fixed maturity AFS securities as part of the fourth quarter 2023 reinsurance transaction.
•Gain on other non-financial assets due to the sale of our wealth management business in the second quarter of 2024.
•Favorable impact from our annual assumption review in 2024 compared to unfavorable impact in 2023.
•Growth in average account balances and improvement in our total loss ratio in our Group Protection segment.

The increase in net income was partially offset by the following:

•Higher expenses in other items driven by a legal accrual in the first quarter of 2024, severance expense related to initiatives that realign the workforce and transaction costs related to the sale of our wealth management business in the second quarter of 2024.
•Higher loss in net life insurance product features driven by mark-to-market losses on hedges associated with VUL products.
•Higher credit loss-related adjustments on our mortgage loans on real estate and fixed maturity AFS securities.

See “Summary of Critical Accounting Estimates – Annual Assumption Review” above for information on the impacts from our annual assumption review.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Revenues
Insurance premiums (1)	$38	$24	$98	$116
Fee income	601	557	1,769	1,644
Net investment income	442	451	1,297	1,309
Other revenues (2)	114	165	509	459
Total operating revenues	1,195	1,197	3,673	3,528
Operating Expenses
Benefits (1)	38	45	102	177
Interest credited	399	330	1,129	914
Policyholder liability remeasurement (gain) loss	–	19	3	17
Commissions and other expenses	399	521	1,411	1,528
Total operating expenses	836	915	2,645	2,636
Income (loss) from operations before taxes	359	282	1,028	892
Federal income tax expense (benefit)	58	34	171	98
Income (loss) from operations	$301	$248	$857	$794

(1) Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include primarily changes in income annuity reserves driven by insurance premiums.
(2) Consists primarily of revenues attributable to broker-dealer services, which are subject to market volatility and have a comparable offset in commissions and other expenses; and the net settlement related to certain reinsurance transactions, which has a corresponding offset in net investment income and interest credited. On May 6, 2024, we closed the previously announced sale of our wealth management business. See Note 1 for more information.

Comparison of the Three and Nine Months Ended September 30, 2024 to 2023

Income from operations for this segment increased due primarily to the following:

•Higher fee income driven by higher average daily variable account balances.
•Lower policyholder liability remeasurement loss driven by the impact from our annual assumption review.

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

The increase in income from operations for the nine months ended September 30, 2024, was also partially offset by following:

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

The other component of net flows relates to the retention of new business and account balances. An important measure of retention is the reduction in account balances caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account balances were 11% for the three and nine months ended September 30, 2024, and 9% for the corresponding periods in 2023.

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

Fee Income

Details underlying fee income (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Fee Income
Mortality, expense and other assessments (1)	$586	$543	$1,718	$1,607
Surrender charges	14	12	46	32
DFEL:
Deferrals	(5)	(5)	(14)	(15)
Amortization	6	7	19	20
Total fee income	$601	$557	$1,769	$1,644

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

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real
estate and other, net of investment expenses	$397	$416	$1,175	$1,206
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	–	–	1	1
Surplus investments (2)	45	34	112	99
Net investment income pertaining to broker-dealer services	–	1	9	3
Total net investment income	$442	$451	$1,297	$1,309

Interest Credited
Amount provided to policyholders	$396	$328	$1,120	$906
DSI deferrals	–	(2)	(1)	(3)
Interest credited before DSI amortization	396	326	1,119	903
DSI amortization	3	4	10	11
Total interest credited	$399	$330	$1,129	$914

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

Account Balances

Details underlying account balances (dollars in millions) were as follows:

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
	2024	2023	2024	2023
Variable Annuity Account Balance Information (1)
Variable annuity deposits	$1,076	$769	$3,002	$2,137
Variable annuity net flows	(2,509)	(1,718)	(7,189)	(5,265)
Variable annuity account balances	120,469	105,193	120,469	105,193
Average daily variable annuity account balances	117,913	109,765	116,270	108,840
Average daily S&P 500® Index (2)	5,546	4,456	5,266	4,222
Fixed Annuity Account Balance Information (3)
Fixed annuity deposits	$2,307	$1,968	$7,054	$6,324
Fixed annuity net flows	872	845	2,605	2,953
Fixed annuity account balances (4)	44,688	41,458	44,688	41,458
Average fixed annuity account balances (4)	43,767	41,547	41,975	39,773

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
(4) Net of reinsurance.

For more information on account balances, see Notes 9 and 10.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Commissions and Other Expenses
Commissions:
Deferrable	$109	$86	$294	$259
Non-deferrable	176	152	514	460
General and administrative expenses	122	124	358	353
Expenses associated with reserve financing
and LOC expenses	5	3	15	9
Taxes, licenses and fees	9	14	32	31
Total expenses incurred, excluding broker-dealer	421	379	1,213	1,112
DAC deferrals	(129)	(102)	(342)	(300)
Total pre-broker-dealer expenses incurred,
excluding amortization	292	277	871	812
DAC, VOBA and other amortization:
Amortization	109	111	322	326
Impact from annual assumption review	(2)	(2)	(2)	(2)
Broker-dealer expenses incurred	–	135	220	392
Total commissions and other expenses	$399	$521	$1,411	$1,528

DAC Deferrals
As a percentage of sales/deposits	3.8%	3.7%	3.4%	3.5%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Revenues
Insurance premiums (1)	$286	$289	$866	$867
Fee income	672	739	2,021	2,269
Net investment income	597	689	1,710	2,083
Operating realized gain (loss)	(2)	(2)	(5)	(5)
Other revenues	36	8	48	27
Total operating revenues	1,589	1,723	4,640	5,241
Operating Expenses
Benefits	895	1,129	2,769	3,354
Interest credited	302	325	894	978
Policyholder liability remeasurement (gain) loss	42	183	117	183
Commissions and other expenses	329	315	939	943
Total operating expenses	1,568	1,952	4,719	5,458
Income (loss) from operations before taxes	21	(229)	(79)	(217)
Federal income tax expense (benefit)	(1)	(56)	(31)	(64)
Income (loss) from operations	$22	$(173)	$(48)	$(153)

(1)    Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

Comparison of the Three Months Ended September 30, 2024 to 2023

Income from operations for this segment increased due primarily to the following:

•Lower benefits and policyholder liability remeasurement loss driven by the run-rate impact of the fourth quarter 2023 reinsurance transaction and the impact from our annual assumption review.
•Higher other revenues driven by the run-rate impact of the fourth quarter 2023 reinsurance transaction.

The increase in income from operations was partially offset by the following:

•Lower net investment income, net of interest credited, driven by the run-rate impact of the fourth quarter 2023 reinsurance transaction, partially offset by higher investment income on alternative investments.
•Lower fee income driven by the run-rate impact of the fourth quarter 2023 reinsurance transaction.
•Higher commissions and other expenses driven by the impact of the amortization of deferred loss recognized as part of the fourth quarter 2023 reinsurance transaction, partially offset by expense management.

Comparison of the Nine Months Ended September 30, 2024 to 2023

Loss from operations for this segment decreased due primarily to the following:

•Lower benefits and policyholder liability remeasurement loss driven by the run-rate impact of the fourth quarter 2023 reinsurance transaction and the impact from our annual assumption review.
•Higher other revenues driven by the run-rate impact of the fourth quarter 2023 reinsurance transaction.

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

See “Critical Accounting Policies and Estimates – Annual Assumption Review” above for information on the impacts from our annual assumption review.

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

Fee Income

Details underlying fee income, sales, net flows, account balances and in-force face amount (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Fee Income
Cost of insurance assessments	$520	$558	$1,572	$1,734
Expense assessments	355	379	1,041	1,119
Surrender charges	6	7	23	22
DFEL:
Deferrals	(281)	(272)	(826)	(799)
Amortization	73	67	212	193
Impact from annual assumption review	(1)	–	(1)	–
Total fee income	$672	$739	$2,021	$2,269

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Sales by Product
IUL/UL	$32	$23	$75	$85
MoneyGuard®	35	27	93	71
VUL	22	29	64	93
Term	15	23	52	79
Executive Benefits	18	42	35	69
Total sales	$122	$144	$319	$397

Net Flows
Deposits	$1,262	$1,272	$3,699	$3,927
Withdrawals and deaths	(524)	(451)	(1,469)	(1,322)
Net flows	$738	$821	$2,230	$2,605

Policyholder Assessments	$1,377	$1,362	$4,125	$4,087

	As of September 30,
	2024	2023
Account Balances (1)
General account	$21,391	$31,714
Separate account	23,328	18,010
Total account balances	$44,719	$49,724

In-Force Face Amount
UL and other	$364,766	$364,586
Term insurance	717,071	721,927
Total in-force face amount	$1,081,837	$1,086,513

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Average General Account Balances (1)	$21,386	$31,823	$21,392	$31,955

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

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$459	$603	$1,393	$1,797
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	4	–	6	3
Alternative investments (2)	92	45	198	159
Surplus investments (3)	42	41	113	124
Total net investment income	$597	$689	$1,710	$2,083

Interest Credited	$302	$325	$894	$978

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

Benefits and Policyholder Remeasurement (Gain) Loss

Details underlying benefits and policyholder remeasurement (gain) loss (dollars in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Benefits and Policyholder Remeasurement (Gain) Loss
Death claims direct and assumed	$1,437	$1,311	$4,420	$4,100
Death claims ceded	(662)	(500)	(2,028)	(1,604)
Reserves released on death	(137)	(158)	(445)	(470)
Net death benefits	638	653	1,947	2,026
Change in secondary guarantee life insurance product
reserves:
Change in reserves	100	204	291	593
Impact from annual assumption review	20	172	20	172
Change in MoneyGuard® reserves:
Change in reserves	149	143	419	392
Impact from annual assumption review	53	37	53	37
Change in traditional product reserves:
Change in reserves	29	47	117	164
Impact from annual assumption review	(84)	(11)	(84)	(11)
Other benefits (1)	32	67	123	164
Total benefits and policyholder remeasurement
(gain) loss	$937	$1,312	$2,886	$3,537
Death claims per $1,000 of in-force	2.36	2.41	2.39	2.50

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Commissions and Other Expenses
Commissions	$120	$129	$346	$421
General and administrative expenses	138	154	421	457
Expenses associated with reserve financing	25	25	72	76
Taxes, licenses and fees	35	36	103	114
Total expenses incurred	318	344	942	1,068
DAC and VOBA deferrals	(140)	(152)	(406)	(496)
Total expenses recognized before amortization	178	192	536	572
DAC and VOBA amortization	126	122	376	368
Amortization of deferred loss on business sold
through reinsurance (1)	24	–	24	–
Other intangible amortization	1	1	3	3
Total commissions and other expenses	$329	$315	$939	$943

DAC and VOBA Deferrals
As a percentage of sales	114.8%	105.6%	127.3%	124.9%

(1) The amortization of deferred loss on business sold through reinsurance pertains to the fourth quarter 2023 reinsurance transaction. See Notes 1 and 7 for additional information.

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

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Revenues
Insurance premiums	$1,288	$1,251	$3,871	$3,765
Net investment income	87	84	261	254
Other revenues (1)	57	53	167	157
Total operating revenues	1,432	1,388	4,299	4,176
Operating Expenses
Benefits	1,007	979	3,069	3,036
Interest credited	1	1	3	4
Policyholder liability remeasurement (gain) loss	(88)	(39)	(279)	(260)
Commissions and other expenses	375	361	1,103	1,083
Total operating expenses	1,295	1,302	3,896	3,863
Income (loss) from operations before taxes	137	86	403	313
Federal income tax expense (benefit)	28	18	85	66
Income (loss) from operations	$109	$68	$318	$247

(1) Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Income (Loss) from Operations by Product Line
Life	$37	$8	$56	$28
Disability	75	64	269	228
Dental	(3)	(4)	(7)	(9)
Income (loss) from operations	$109	$68	$318	$247

Comparison of the Three Months Ended September 30, 2024 to 2023

Income from operations for this segment increased due primarily to the following:

•Higher insurance premiums due to growth in business in force.
•Lower benefits, net of policyholder liability remeasurement gain, driven by more favorable reported incidence and claim terminations than assumed in our disability business and lower incidence in our life business, partially offset by the impact from our annual assumption review and the timing of the recognition of an annual experience refund in our disability business.

The increase in income from operations was partially offset by higher commissions and other expenses driven by incentive compensation          as a result of production performance.

Comparison of the Nine Months Ended September 30, 2024 to 2023

Income from operations for this segment increased due primarily to higher insurance premiums due to growth in business in force.

The increase in income from operations was partially offset by the following:

•Higher commissions and other expenses due to incentive compensation as a result of production performance.
•Higher benefits, net of policyholder liability remeasurement gain, driven by growth in business in force and the impact from our annual assumption review, partially offset by more favorable reported incidence and claim terminations than assumed in our disability business.

See “Critical Accounting Policies and Estimates – Annual Assumption Review” for information on the impacts from our annual assumption review.

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

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Insurance Premiums by Product Line
Life	$505	$487	$1,504	$1,452
Disability	739	719	2,229	2,175
Dental	44	45	138	138
Total insurance premiums	$1,288	$1,251	$3,871	$3,765

Sales by Product Line
Life	42	30	$208	$167
Disability	36	32	161	107
Dental	6	9	20	21
Total sales	$84	$71	$389	$295

Premiums are a function of the rates priced into the product and our business in force. Business in force, in turn, is driven by sales and persistency experience.

Sales relate to new policyholders and new coverages sold to existing policyholders. We believe that the trend in sales is an important indicator of development of business in force over time. Sales in the table above are the combined annualized premiums for our products. Generally, we have higher sales during the fourth quarter of the year.

Net Investment Income

We use our investment income to offset the earnings effect of the associated build of our reserves, which are a function of our insurance premiums and the yields on our investments. Details underlying net investment income (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$65	$66	$203	$200
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	1	–	1	1
Surplus investments (2)	21	18	57	53
Total net investment income	$87	$84	$261	$254

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

Benefits, Interest Credited and Policyholder Liability Remeasurement (Gain) Loss

Details underlying benefits, interest credited, policyholder liability remeasurement (gain) loss (in millions) and loss ratios by product line were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Benefits, Interest Credited and Policyholder
Liability Remeasurement (Gain) Loss by
Product Line
Life	$343	$374	$1,102	$1,107
Disability	541	533	1,584	1,568
Dental	36	34	107	105
Total benefits, interest credited and policyholder
liability remeasurement (gain) loss	$920	$941	$2,793	$2,780

Loss Ratios by Product Line
Life	68.1%	76.8%	73.2%	76.3%
Disability	73.2%	74.1%	71.1%	72.1%
Dental	79.0%	75.9%	78.1%	76.4%
Total	71.4%	75.2%	72.2%	73.8%

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims. For additional information on our loss ratios, see “Additional Information” above.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Commissions and Other Expenses
Commissions	$114	$109	$336	$327
General and administrative expenses	220	212	656	635
Taxes, licenses and fees	35	33	106	102
Total expenses incurred	369	354	1,098	1,064
DAC deferrals	(30)	(26)	(101)	(79)
Total expenses recognized before amortization	339	328	997	985
DAC and other intangible amortization	36	33	106	98
Total commissions and other expenses	$375	$361	$1,103	$1,083

DAC Deferrals
As a percentage of insurance premiums	2.3%	2.1%	2.6%	2.1%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Revenues
Fee income	$74	$66	$216	$195
Net investment income	253	251	744	765
Other revenues (1)	8	10	24	28
Total operating revenues	335	327	984	988
Operating Expenses
Interest credited	170	165	505	501
Commissions and other expenses	116	112	342	330
Total operating expenses	286	277	847	831
Income (loss) from operations before taxes	49	50	137	157
Federal income tax expense (benefit)	5	7	17	24
Income (loss) from operations	$44	$43	$120	$133

(1) Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three Months Ended September 30, 2024 to 2023

Income from operations for this segment modestly increased due primarily to the following:

•Higher fee income driven by higher average daily variable account balances.
•Lower federal income tax expense due to favorable tax return true-ups.

The increase in income from operations was partially offset by the following:

•Higher commissions and other expenses driven by higher trail commissions resulting from higher average daily variable account balances.
•Lower net investment income, net of interest credited, driven by an increase in crediting rates.

Comparison of the Nine Months Ended September 30, 2024 to 2023

Income from operations for this segment decreased due primarily to the following:

•Lower net investment income, net of interest credited, driven by lower average fixed account balances and an increase in crediting rates.
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
New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account balances caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account balances were 13% for the three and nine months ended September 30, 2024, and 12% for the corresponding periods in 2023.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Net Flows By Market table below as “Multi-Fund® and other”), which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account balances was 13% and 16% as of September 30, 2024 and 2023, respectively. Due to this overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

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

Fee Income

Details underlying fee income (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Fee Income
Annuity expense assessments	$54	$49	$158	$142
Mutual fund fees	19	16	56	52
Total expense assessments	73	65	214	194
Surrender charges	1	1	2	1
Total fee income	$74	$66	$216	$195

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

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$231	$231	$686	$707
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	–	–	1	1
Surplus investments (2)	22	20	57	57
Total net investment income	$253	$251	$744	$765
Interest Credited	$170	$165	$505	$501

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

Account Balances

Details underlying account balances (dollars in millions) were as follows:

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
	2024	2023	2024	2023
Variable Account Balance Information (1)
Variable annuity deposits	$633	$476	$1,688	$1,655
Variable annuity net flows	(233)	(192)	(680)	(129)
Variable annuity account balances	21,985	17,908	21,985	17,908
Average daily variable annuity account balances	21,272	18,686	20,688	18,097
Average daily S&P 500® Index (2)	5,546	4,456	5,266	4,222
Fixed Account Balance Information (3)
Fixed annuity deposits	$944	$709	$2,580	$2,026
Fixed annuity net flows	(151)	(459)	(790)	(1,236)
Fixed annuity account balances	23,727	24,099	23,727	24,099
Average fixed account balances	23,604	24,268	23,605	24,711
Mutual Fund Account Balance Information
Mutual fund deposits	$2,603	$1,515	$6,997	$5,125
Mutual fund net flows	1,035	379	2,315	1,829
Mutual fund account balances (4)	68,084	51,926	68,084	51,926

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net Flows By Market
Small market	$11	$21	$22	$267
Mid – large market	1,069	83	2,122	1,202
Multi-Fund® and other	(429)	(376)	(1,299)	(1,005)
Total net flows	$651	$(272)	$845	$464

For more information on account balances, see Notes 9 and 10.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Commissions and Other Expenses
Commissions:
Deferrable	$1	$1	$4	$3
Non-deferrable	27	21	72	62
General and administrative expenses	85	86	253	253
Taxes, licenses and fees	3	4	14	14
Total expenses incurred	116	112	343	332
DAC deferrals	(5)	(5)	(15)	(15)
Total expenses recognized before amortization	111	107	328	317
DAC amortization	5	5	14	13
Total commissions and other expenses	$116	$112	$342	$330

DAC Deferrals
As a percentage of annuity sales/deposits	0.3%	0.4%	0.4%	0.4%

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

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023 (1)	2024	2023 (1)
Operating Revenues
Insurance premiums (2)	$1	$1	$4	$8
Net investment income (3)	34	37	77	110
Other revenues (4)	17	–	37	9
Total operating revenues	52	38	118	127
Operating Expenses
Benefits	(3)	17	10	53
Interest credited	8	9	26	27
Policyholder liability remeasurement (gain) loss	–	(5)	–	(3)
Other expenses	66	65	177	172
Interest and debt expense	86	84	253	250
Total operating expenses	157	170	466	499
Income (loss) from operations before taxes	(105)	(132)	(348)	(372)
Federal income tax expense (benefit)	(21)	(30)	(72)	(79)
Income (loss) from operations	$(84)	$(102)	$(276)	$(293)

(1)    Prior period amounts have been recast to conform to our revised definition of income (loss) from operations. See Note 16 for additional information.
(2)    Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.
(3)    Includes our institutional pension business, which has a corresponding offset in premiums and benefits for changes in reserves.
(4)    Includes certain third-party advisory fees, which has a partial offset in other expenses.

Comparison of the Three Months Ended September 30, 2024 to 2023

Loss from operations for Other Operations decreased due primarily to higher other revenues due to the effect of market fluctuations on assets held as part of certain compensation plans, which increased during the three months ended September 30, 2024, compared to a decrease during the corresponding period in 2023.

Comparison of the Nine Months Ended September 30, 2024 to 2023

Loss from operations for Other Operations decreased due primarily to higher other revenues due to the effect of market fluctuations on assets held as part of certain compensation plans, which increased during the three months ended September 30, 2024, compared to a less significant increase during the corresponding period in 2023. The decrease in loss from operations was partially offset by higher other expenses driven by higher costs pertaining to business operations.

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

Benefits

Benefits are recognized when incurred for institutional pension products and disability income business.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023 (1)	2024	2023 (1)
General and administrative expenses:
Legal	$2	$(1)	$4	$(4)
Branding	9	10	32	34
Other (2)	56	58	151	149
Total general and administrative expenses	67	67	187	179
Taxes, licenses and fees (3)	(1)	(1)	(9)	(5)
Other (4)	–	(1)	(1)	(2)
Total other expenses	$66	$65	$177	$172
(1) Prior period amounts have been recast to conform to our revised definition of income (loss) from operations. See Note 16 for additional information.
(2)    Includes expenses that are corporate in nature including charitable contributions and other expenses not allocated to our business segments.
(3)    Includes state guaranty funds assessments to cover losses to policyholders of insolvent or rehabilitated insurance companies. Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states.
(4)    Consists primarily of reimbursements to Other Operations from the Life Insurance segment for the use of proceeds from certain issuances of senior notes that were used as long-term structured solutions, net of expenses incurred by Other Operations for its access to a financing facility and issuance of letters of credit (“LOCs”).

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

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of September 30,	As of December 31,	As of September 30,	As of December 31,
	2024	2023	2024	2023
Investments
Fixed maturity AFS securities	$90,682	$88,738	68.9%	71.4%
Trading securities	2,206	2,359	1.7%	1.9%
Equity securities	293	306	0.2%	0.2%
Mortgage loans on real estate	20,856	18,963	15.8%	15.3%
Policy loans	2,510	2,476	1.9%	2.0%
Derivative investments	9,522	6,474	7.2%	5.2%
Alternative investments	3,720	3,377	2.8%	2.7%
Other investments	2,023	1,638	1.5%	1.3%
Total investments	$131,812	$124,331	100.0%	100.0%

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

	As of September 30, 2024
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$14,095	$160	$1,054	$13,201	14.7%
Basic industry	3,471	70	272	3,269	3.6%
Capital goods	6,275	93	546	5,822	6.4%
Communications	3,267	69	334	3,002	3.3%
Consumer cyclical	5,918	82	442	5,558	6.1%
Consumer non-cyclical	15,397	209	1,742	13,864	15.4%
Energy	3,152	44	251	2,945	3.2%
Technology	4,893	36	468	4,461	4.9%
Transportation	3,517	52	277	3,292	3.6%
Industrial other	2,442	15	361	2,096	2.3%
Utilities	12,585	169	1,284	11,470	12.6%
Government-related entities	1,408	36	190	1,254	1.4%
Collateralized mortgage and other obligations (“CMOs”):
Agency backed	1,213	6	121	1,098	1.2%
Non-agency backed	320	23	3	340	0.4%
Mortgage pass through securities (“MPTS”):
Agency backed	469	7	32	444	0.5%
Commercial mortgage-backed securities (“CMBS”):
Non-agency backed	1,766	12	135	1,643	1.8%
Asset-backed securities (“ABS”):
Collateralized loan obligations (“CLOs”)	8,251	19	223	8,047	8.9%
Credit card	123	6	1	128	0.1%
Home equity	164	33	–	197	0.2%
Other	5,120	68	116	5,072	5.6%
Municipals:
Taxable	2,814	51	332	2,533	2.8%
Tax-exempt	34	1	1	34	0.0%
Government:
United States	416	7	25	398	0.4%
Foreign	283	16	47	252	0.3%
Hybrid and redeemable preferred securities	247	27	12	262	0.3%
Total fixed maturity AFS securities	97,640	1,311	8,269	90,682	100.0%
Trading Securities (2)	2,295	59	148	2,206
Equity Securities	309	7	23	293
Total fixed maturity AFS, trading and equity securities	$100,244	$1,377	$8,440	$93,181

	As of December 31, 2023
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$14,767	$133	$1,412	$13,488	15.2%
Basic industry	3,426	58	325	3,159	3.6%
Capital goods	6,143	83	591	5,635	6.4%
Communications	3,509	63	375	3,197	3.6%
Consumer cyclical	5,660	60	495	5,225	5.9%
Consumer non-cyclical	15,356	196	1,908	13,644	15.4%
Energy	3,331	38	309	3,060	3.4%
Technology	4,994	32	500	4,526	5.1%
Transportation	3,487	35	317	3,205	3.6%
Industrial other	2,296	7	370	1,933	2.2%
Utilities	12,683	121	1,484	11,320	12.8%
Government-related entities	1,425	26	186	1,265	1.4%
CMOs:
Agency backed	1,245	8	149	1,104	1.2%
Non-agency backed	332	19	10	341	0.4%
MPTS:
Agency backed	365	1	38	328	0.4%
CMBS:
Agency backed	2	–	–	2	0.0%
Non-agency backed	1,620	5	203	1,422	1.6%
ABS:
CLOs	8,452	9	389	8,072	9.1%
Credit card	113	7	1	119	0.1%
Home equity	175	28	2	201	0.2%
Other	3,954	18	193	3,779	4.3%
Municipals:
Taxable	3,072	100	415	2,757	3.1%
Tax-exempt	34	1	2	33	0.0%
Government:
United States	416	6	29	393	0.4%
Foreign	314	16	47	283	0.3%
Hybrid and redeemable preferred securities	243	21	17	247	0.3%
Total fixed maturity AFS securities	97,414	1,091	9,767	88,738	100.0%
Trading Securities (2)	2,515	55	211	2,359
Equity Securities	340	8	42	306
Total fixed maturity AFS, trading and equity securities	$100,269	$1,154	$10,020	$91,403

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

The quality of our fixed maturity AFS securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

		As of September 30, 2024			As of December 31, 2023
	Rating Agency	Net			Net
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	AAA / AA / A	$57,657	$53,249	58.7%	$56,557	$51,234	57.7%
2	BBB	36,968	34,512	38.1%	37,832	34,614	39.0%
Total investment grade securities		94,625	87,761	96.8%	94,389	85,848	96.7%

Below Investment Grade Securities
3	BB	1,074	1,035	1.1%	1,176	1,090	1.2%
4	B	1,852	1,800	2.0%	1,760	1,719	2.0%
5	CCC and lower	84	81	0.1%	86	78	0.1%
6	In or near default	5	5	0.0%	3	3	0.0%
Total below investment grade securities		3,015	2,921	3.2%	3,025	2,890	3.3%
Total fixed maturity AFS securities		$97,640	$90,682	100.0%	$97,414	$88,738	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities	3.1%	3.2%	3.1%	3.3%

(1) Based upon the rating designations determined and provided by the National Association of Insurance Commissioners (“NAIC”) or the major credit rating agencies (Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P Global Ratings (“S&P”)). For securities where the ratings assigned by the major credit rating agencies are not equivalent, the second lowest rating assigned is used. For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings. The average credit quality was A- as of September 30, 2024.

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

As of September 30, 2024, and December 31, 2023, 97% of the total fixed maturity AFS securities in an unrealized loss position were investment grade. Our gross unrealized losses recognized in OCI on fixed maturity AFS securities as of September 30, 2024, decreased by $1.5 billion since December 31, 2023. For the nine months ended September 30, 2024, we recognized $204 million of gross losses on fixed maturity AFS securities, which were primarily related to portfolio rebalancing and sales that support our reinsurance funds withheld agreements where the investment results are passed directly to the reinsurers. For the nine months ended September 30, 2023, we recognized $119 million of gross losses on fixed maturity AFS securities, which were primarily related to sales driven by the regional banking crisis. For further information on our unrealized losses on fixed maturity AFS securities, see “Composition by Industry Categories of our Unrealized Losses on Fixed Maturity AFS Securities” below.

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require a credit allowance. We do not believe the unrealized loss position as of September 30, 2024, required an impairment recognized in earnings as: (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. This conclusion is consistent with our asset-liability management process. Management considered the following as part of the evaluation:

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

We recognized $(14) million and $(40) million of credit loss benefit (expense) on our fixed maturity AFS securities for the three and nine months ended September 30, 2024, respectively, and $(1) million and $(17) million, respectively, for the corresponding periods in 2023. In order to determine the amount of credit loss, we calculated the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover. To determine the recoverability, we considered the facts and circumstances surrounding the underlying issuer including, but not limited to, the following:

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

As reported on the Consolidated Balance Sheets, we had $141.1 billion of liabilities for future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which exceeded investments and cash and invested cash, which totaled $137.8 billion as of September 30, 2024. If it were necessary to liquidate fixed maturity AFS securities prior to maturity or call to meet cash flow needs, we would first look to those fixed maturity AFS securities that are in an unrealized gain position, which had a fair value of $26.9 billion as of September 30, 2024, rather than selling fixed maturity AFS securities in an unrealized loss position. The amount of cash that we have on hand at any point in time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business. For additional information, see “Liquidity and Capital Resources” below.

As of September 30, 2024, and December 31, 2023, the estimated fair value for all private placement securities was $21.5 billion and $20.6 billion, respectively, representing 16% and 17% of total investments, respectively.

Mortgage-Backed Securities (Included in Fixed Maturity AFS and Trading Securities)

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Mortgage-Backed Securities” in our 2023 Form 10-K for a discussion of our mortgage-backed securities.

The market value of fixed maturity AFS and trading securities backed by subprime loans was $188 million and represented less than 1% of our total investment portfolio as of September 30, 2024. Fixed maturity AFS securities represented $180 million, or 96%, and trading securities represented $8 million, or 4%, of the subprime exposure as of September 30, 2024. The table below summarizes our investments in fixed maturity AFS securities backed by pools of residential mortgages (in millions) as of September 30, 2024:

	Agency		Prime		Alt-A		Subprime/ Option ARM (1)		Total
	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value
Type
RMBS	$1,682	$1,541	$180	$183	$53	$60	$87	$98	$2,002	$1,882
ABS home equity	–	–	–	–	12	20	152	177	164	197
Total by type (2)(3)	$1,682	$1,541	$180	$183	$65	$80	$239	$275	$2,166	$2,079

Rating
AAA	$–	$–	$107	$106	$1	$2	$5	$5	$113	$113
AA	1,682	1,541	–	–	1	1	11	11	1,694	1,553
A	–	–	21	21	1	1	2	1	24	23
BBB	–	–	8	9	1	1	9	10	18	20
BB and below	–	–	44	47	61	75	212	248	317	370
Total by rating (2)(3)(4)	$1,682	$1,541	$180	$183	$65	$80	$239	$275	$2,166	$2,079

Origination Year
2014 and prior	$358	$351	$51	$54	$65	$80	$239	$275	$713	$760
2015	128	116	15	15	–	–	–	–	143	131
2016	379	325	–	–	–	–	–	–	379	325
2017	156	139	–	–	–	–	–	–	156	139
2018	143	136	–	–	–	–	–	–	143	136
2019	153	128	–	–	–	–	–	–	153	128
2020	88	80	–	–	–	–	–	–	88	80
2021	132	117	2	1	–	–	–	–	134	118
2022	101	103	56	56	–	–	–	–	157	159
2023	44	46	15	16	–	–	–	–	59	62
2024	–	–	41	41	–	–	–	–	41	41
Total by origination year (2)(3)	$1,682	$1,541	$180	$183	$65	$80	$239	$275	$2,166	$2,079

Total fixed maturity AFS securities backed by pools of
residential mortgages as a percentage of total fixed maturity AFS securities	2.2%	2.3%

Total prime, Alt-A and subprime/option ARM as a percentage of total fixed maturity AFS securities	0.5%	0.6%

(1) Includes the net amortized cost and fair value of option adjustable rate mortgages (“ARM”) within RMBS, totaling $84 million and $95 million, respectively.
(2) Does not include the amortized cost of trading securities totaling $58 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $58 million in trading securities consisted of $46 million prime, $4 million Alt-A and $8 million subprime.
(3) Does not include the fair value of trading securities totaling $50 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $50 million in trading securities consisted of $39 million prime, $3 million Alt-A and $8 million subprime.

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

The following summarizes our investments in fixed maturity AFS securities backed by pools of commercial mortgages (in millions) as of September 30, 2024:

	Multiple Property		Single Property		Total
	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value
Type
CMBS (1)(2)	$1,648	$1,530	$118	$113	$1,766	$1,643

Rating
AAA	$1,069	$1,010	$50	$49	$1,119	$1,059
AA	572	513	39	35	611	548
A	2	2	29	29	31	31
BBB	–	–	–	–	–	–
BB and below	5	5	–	–	5	5
Total by rating (1)(2)(3)	$1,648	$1,530	$118	$113	$1,766	$1,643

Origination Year
2014 and prior	$18	$17	$9	$8	$27	$25
2015	22	21	3	3	25	24
2016	72	68	1	1	73	69
2017	191	185	8	7	199	192
2018	140	138	–	–	140	138
2019	322	300	–	–	322	300
2020	254	219	3	3	257	222
2021	258	216	28	25	286	241
2022	153	142	26	25	179	167
2023	108	111	14	15	122	126
2024	110	113	26	26	136	139
Total by origination year (1)(2)	$1,648	$1,530	$118	$113	$1,766	$1,643

Total fixed maturity AFS securities backed by pools of
commercial mortgages as a percentage of total fixed maturity AFS securities	1.8%	1.8%

(1) Does not include the amortized cost of trading securities totaling $126 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $126 million in trading securities consisted of $77 million of multiple property CMBS and $49 million of single property CMBS.
(2) Does not include the fair value of trading securities totaling $110 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $110 million in trading securities consisted of $69 million of multiple property CMBS and $41 million of single property CMBS.
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

Composition by Industry Categories of our Unrealized Losses on Fixed Maturity AFS Securities

When considering unrealized gain and loss information, it is important to recognize that the information relates to the position of securities at a particular point in time and may not be indicative of the position of our investment portfolios subsequent to the balance sheet date. Further, because the timing of the recognition of realized investment gains and losses through the selection of which securities are sold is largely at management’s discretion, it is important to consider the information provided below within the context of the overall unrealized gain or loss position of our investment portfolios. These are important considerations that should be included in any evaluation of the potential effect of securities in an unrealized loss position on our future earnings. The composition by industry categories of all fixed maturity AFS securities in an unrealized loss position (in millions) as of September 30, 2024, was as follows:

	Net Amortized Cost	% Net Amortized Cost	Gross Unrealized Losses	% Gross Unrealized Losses	Fair Value	% Fair Value
Healthcare	$5,633	7.8%	$952	11.5%	$4,681	7.3%
Electric	6,486	9.0%	855	10.3%	5,631	8.8%
Technology	3,835	5.3%	469	5.7%	3,366	5.3%
Food and beverage	3,412	4.7%	422	5.1%	2,990	4.7%
Industrial – other	2,059	2.9%	368	4.5%	1,691	2.7%
Local authorities	2,054	2.8%	338	4.1%	1,716	2.7%
ABS	6,885	9.5%	328	4.0%	6,557	10.3%
Banking	4,534	6.3%	309	3.7%	4,225	6.6%
Diversified manufacturing	2,084	2.9%	233	2.8%	1,851	2.9%
Pharmaceuticals	2,071	2.9%	221	2.7%	1,850	2.9%
Natural gas	1,494	2.1%	213	2.6%	1,281	2.0%
Retail	1,479	2.1%	194	2.3%	1,285	2.0%
Brokerage asset management	1,599	2.2%	192	2.3%	1,407	2.2%
Chemicals	1,695	2.4%	172	2.1%	1,523	2.4%
Transportation services	1,789	2.5%	167	2.0%	1,622	2.5%
Life insurance	1,215	1.7%	162	2.0%	1,053	1.7%
Aerospace and defense	1,227	1.7%	156	1.9%	1,071	1.7%
Property and casualty	1,243	1.7%	156	1.9%	1,087	1.7%
Utility – other	1,195	1.7%	155	1.9%	1,040	1.6%
Government sponsored	483	0.7%	136	1.6%	347	0.5%
Non-agency CMBS	1,370	1.9%	134	1.6%	1,236	1.9%
Consumer products	990	1.4%	124	1.5%	866	1.4%
Midstream	1,380	1.9%	113	1.4%	1,267	2.0%
Wirelines	792	1.1%	108	1.3%	684	1.1%
Railroads	820	1.1%	105	1.3%	715	1.1%
Industries with unrealized losses
less than $100 million	14,258	19.7%	1,487	17.9%	12,771	20.0%
Total by industry	$72,082	100.0%	$8,269	100.0%	$63,813	100.0%

Total by industry as a percentage of
total fixed maturity AFS securities	73.8%	100.0%	70.4%

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of September 30, 2024
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$17,738	$3,190	$20,928	99.6%
Delinquent (1)	25	24	49	0.2%
Foreclosure	12	37	49	0.2%
Total mortgage loans on real estate before allowance	17,775	3,251	21,026	100.0%
Allowance for credit losses	(123)	(47)	(170)
Total mortgage loans on real estate	$17,652	$3,204	$20,856

	As of December 31, 2023
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$17,273	$1,742	$19,015	99.7%
Delinquent (1)	–	21	21	0.1%
Foreclosure	–	41	41	0.2%
Total mortgage loans on real estate before allowance	17,273	1,804	19,077	100.0%
Allowance for credit losses	(86)	(28)	(114)
Total mortgage loans on real estate	$17,187	$1,776	$18,963

(1) Includes certain mortgage loans on real estate that support our modified coinsurance agreements where the investment results are passed directly to the reinsurers. As of September 30, 2024, the fair value of such commercial mortgage loans on real estate that were in delinquent status was $21 million. As of December 31, 2023, there were no such mortgage loans in delinquent status.

As of September 30, 2024, there were specifically identified impaired commercial and residential mortgage loans with an aggregate carrying value of $47 million and $53 million, respectively, or less than 1% of total mortgage loans on real estate. As of December 31, 2023, there were specifically identified impaired commercial and residential mortgage loans with an aggregate carrying value of $2 million and $47 million, respectively, or less than 1% of total mortgage loans on real estate.

The total outstanding principal and interest on commercial mortgage loans that were two or more payments delinquent, excluding foreclosures, as of September 30, 2024, and December 31, 2023, was $34 million and less than $1 million, respectively, or less than 1% of total mortgage loans on real estate. The total outstanding principal and interest on residential mortgage loans that were three or more payments delinquent, excluding foreclosures, as of September 30, 2024, and December 31, 2023, was $24 million and $20 million, respectively, or less than 1% of total mortgage loans on real estate.

The carrying value of mortgage loans on real estate by business segment (in millions) was as follows:

	As of September 30, 2024	As of December 31, 2023
Segment
Annuities	$8,423	$7,362
Life Insurance	3,592	3,675
Group Protection	1,624	1,550
Retirement Plan Services	5,435	4,813
Other Operations	1,782	1,563
Total mortgage loans on real estate	$20,856	$18,963

The composition of commercial mortgage loans (in millions) by property type, geographic region and state is shown below as of September 30, 2024:

	Carrying Value	%		Carrying Value	%
Property Type			State
Apartment	$5,638	31.9%	CA	$4,667	26.3%
Industrial	4,988	28.3%	TX	1,690	9.6%
Office building	3,210	18.2%	FL	1,012	5.7%
Retail	2,721	15.4%	NY	912	5.2%
Other commercial	808	4.6%	PA	909	5.1%
Mixed use	147	0.8%	AZ	899	5.1%
Hotel/motel	140	0.8%	WA	701	4.0%
Total	$17,652	100.0%	MD	673	3.8%
Geographic Region			GA	669	3.8%
Pacific	5,672	32.1%	TN	529	3.0%
South Atlantic	3,819	21.6%	NC	527	3.0%
Middle Atlantic	2,200	12.5%	VA	422	2.4%
West South Central	1,828	10.4%	NJ	380	2.2%
Mountain	1,520	8.6%	OH	368	2.1%
East North Central	1,134	6.4%	WI	330	1.9%
East South Central	653	3.7%	UT	323	1.8%
West North Central	447	2.5%	SC	309	1.8%
New England	349	2.0%	Non U.S.	30	0.2%
Non U.S.	30	0.2%	All other states	2,302	13.0%
Total	$17,652	100.0%	Total	$17,652	100.0%

The following table shows the principal amount (in millions) of our commercial and residential mortgage loans by year in which the principal is contractually obligated to be repaid:

	As of September 30, 2024
	Commercial	Residential	Total	%
Principal Repayment Year
2024	$312	$21	$333	1.6%
2025	1,042	332	1,374	6.5%
2026	1,398	73	1,471	7.0%
2027	1,877	38	1,915	9.1%
2028	2,225	40	2,265	10.8%
2029 and thereafter	10,970	2,674	13,644	65.0%
Total	$17,824	$3,178	$21,002	100.0%

See Note 3 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for credit losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Annuities	$5	$4	$8	$13
Life Insurance	92	44	198	158
Group Protection	1	2	3	7
Retirement Plan Services	2	2	4	7
Other Operations	–	–	1	–
Total (1)	$100	$52	$214	$185

(1) Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of September 30, 2024, and December 31, 2023, alternative investments included investments in 361 and 352 different partnerships, respectively, and the portfolio represented approximately 3% of total investments. The partnerships do not represent off-balance sheet financing and generally involve several third-party partners. Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and are not material to our liquidity. Alternative investments are accounted for using the equity method of accounting and are included in other investments on the Consolidated Balance Sheets.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net Investment Income
Fixed maturity AFS securities	$1,068	$1,237	$3,169	$3,659
Trading securities	31	40	93	123
Equity securities	3	3	17	9
Mortgage loans on real estate	232	188	644	553
Policy loans	21	27	70	79
Cash and invested cash	59	39	138	100
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	5	1	9	6
Alternative investments (2)	100	52	214	185
Consent fees	–	–	–	3
Other investments	(33)	(14)	(14)	(24)
Investment income	1,486	1,573	4,340	4,693
Investment expense	(75)	(79)	(250)	(225)
Net investment income	$1,411	$1,494	$4,090	$4,468

(1) See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2) See “Alternative Investments” above for additional information.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Interest Rate Yield
Fixed maturity AFS securities, mortgage loans on
real estate and other, net of investment expenses	4.05%	4.08%	4.03%	4.05%
Commercial mortgage loan prepayment and
bond make-whole premiums	0.01%	0.00%	0.01%	0.01%
Alternative investments	0.31%	0.15%	0.22%	0.18%
Net investment income yield on invested assets	4.37%	4.23%	4.26%	4.24%

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

When considering our liquidity, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC. As a holding company with no operations of its own, LNC is largely dependent upon the dividend capacity of its insurance and other subsidiaries as well as their ability to advance or repay funds to it through inter-company borrowing arrangements, which may be affected by factors influencing the subsidiaries’ capital position, as discussed further below. Based on the sources of liquidity available to us as discussed below, we currently expect to be able to meet the holding company’s ongoing cash needs.

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

Disruptions, uncertainty or volatility in the capital and credit markets may materially affect our business operations and results of operations and may adversely affect our subsidiaries’ capital position that may cause them to retain more capital, which may pressure their ability to pay dividends to LNC, which may lead us to take steps to preserve or raise additional capital. We believe we have appropriate capital to operate our business in accordance with our strategy. For more information, see “Subsidiaries’ Capital” below.

For factors that could cause actual results to differ materially from those set forth in this section and that could affect our expectations for liquidity and capital, see “Forward-Looking Statements – Cautionary Language” above, “Part I – Item 1A. Risk Factors” in our 2023 Form 10-K and “Part II – Item 1A. Risk Factors” in our Second Quarter 2024 Form 10-Q.

Consolidated Sources and Uses of Liquidity and Capital

Our primary sources of liquidity and capital are insurance premiums and fees, investment income, maturities and sales of investments, issuance of debt or other types of securities and policyholder deposits. We also have access to alternative sources of liquidity as discussed below. Our primary uses are to pay policy claims and benefits, to fund commissions and other general operating expenses, to purchase investments, to fund policy surrenders and withdrawals, to pay dividends to our common and preferred stockholders, to repurchase our common stock and to repay debt. Our operating activities provided (used) cash of $(2.2) billion and $(206) million for the nine months ended September 30, 2024 and 2023, respectively.

Holding Company Sources and Uses of Liquidity and Capital

The primary sources of liquidity and capital at the holding company level are dividends, return of capital and interest payments from subsidiaries, augmented by holding company short-term investments, bank lines of credit and the ongoing availability of long-term public financing under an effective shelf registration statement, which allows us to issue, in unlimited amounts, securities, including debt securities, preferred stock, common stock, warrants, stock purchase contracts, stock purchase units and depository shares. These sources support the general corporate needs of the holding company, including its common and preferred stock dividends, common stock repurchases, interest and debt service, funding of callable securities, acquisitions and investment in core businesses.

Details underlying the primary sources of the holding company’s liquidity (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Cash Dividends and Return of Capital from Subsidiaries
The Lincoln National Life Insurance Company	$125	$105	$320	$365
Lincoln Investment Management Company	40	–	40	–
Lincoln National Reinsurance Company (Barbados) Limited	50	50	50	150
Total cash dividends and return of capital from subsidiaries	$215	$155	$410	$515

Interest from Subsidiaries
Interest on inter-company notes	$40	$39	$117	$111

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

Our insurance subsidiaries’ regulatory capital levels are affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. For instance, our term products and UL products containing secondary guarantees subject to the NAIC RBC framework require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”) and Actuarial Guideline XXXVIII (“AG38”), respectively. Our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives or reinsurance subsidiaries. Our captive reinsurance and reinsurance subsidiaries provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner and free up capital the insurance subsidiaries can use for any number of purposes, including paying dividends to the holding company. We use long-dated LOCs and debt financing as well as other financing strategies to finance those reserves. Included in the LOCs issued as of September 30, 2024, was $1.7 billion of long-dated LOCs issued to support inter-company reinsurance agreements for UL products containing secondary guarantees. For information on the LOCs, see the credit facilities table in Note 14 in our 2023 Form 10-K. Our captive reinsurance and reinsurance subsidiaries have also issued long-term notes of $3.8 billion to finance a portion of the excess reserves associated with our term and UL products with secondary guarantees as of September 30, 2024; of this amount, $3.1 billion involve exposure to variable interest entities. For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 5 in our 2023 Form 10-K. We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees. LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.

Statutory reserves and RBC requirements for variable annuity guaranteed benefit riders and guaranteed benefits on VUL policies are sensitive to changes in the equity markets and interest rates and are affected by the level of account balances relative to the level of any guarantees, product design and reinsurance arrangements. As a result, the relationship between reserve changes and equity market performance is non-linear during any given reporting period. Our insurance subsidiaries cede a portion of the variable annuity guaranteed benefit riders to Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”) through a modified coinsurance agreement. Our variable annuity hedge program mitigates the risk to LNBAR from guaranteed benefit riders and continues to focus on generating sufficient income to fund future claims with a goal of maximizing distributable earnings and explicitly protecting capital. LNL also uses a partial hedge that mitigates potential capital volatility from guaranteed benefits on VUL policies. Market conditions greatly influence the ultimate capital required due to its effect on the valuation of reserves and supporting derivatives. In December 2022, LNC issued a long-term note to a non-affiliated variable interest entity in exchange for notes of like principal and duration classified as AFS securities. LNC contributed the securities to LNBAR to address asset value volatility based on market conditions. Under the current terms of the note facility, the maximum permissible principal amount of the note is $1.5 billion, the full amount of which was outstanding as of September 30, 2024. There are no impacts to the LNC Consolidated Balance Sheets based on the set-off right provided in the note facility. For more information, see Note 5 in our 2023 Form 10-K.

Changes in equity markets may also affect the capital position of our insurance subsidiaries. We may decide to reallocate available capital among our insurance subsidiaries, including our captive reinsurance or reinsurance subsidiaries, which would result in different RBC ratios for our insurance subsidiaries. In addition, changes in the equity markets can affect the value of our variable annuity and variable universal life insurance separate accounts. When the market value of our separate account assets increases, the statutory surplus within our insurance subsidiaries also increases. Contrarily, when the market value of our separate account assets decreases, the statutory surplus within our insurance subsidiaries may also decrease, which will affect RBC ratios, and in the case of our separate account assets becoming less than the related product liabilities, we must allocate additional capital to fund the difference.

During the second quarter of 2024, LNC contributed $929 million of investments and $22 million in cash to LPINE, a wholly owned subsidiary of LNC and a licensed Bermuda-based life and annuity reinsurance company, in support of an inter-company reinsurance agreement with LNL. As a Class E insurer, LPINE is subject to the Bermuda Monetary Authority’s solvency and capital requirements. See “Introduction – Executive Summary” above for more information about LPINE.

LNC made capital contributions in cash to other subsidiaries of zero and $5 million for the three and nine months ended September 30, 2024, respectively, compared to zero and $5 million, respectively, for the corresponding periods in 2023.

On May 6, 2024, we closed the previously announced sale of all of the ownership interests in the subsidiaries of the Company that comprised the Company’s wealth management business operated through LFN to Osaic. We received $723 million in cash, and the sale provided approximately $650 million of statutory capital benefit that we primarily used to increase LNL’s RBC ratio. We also used a portion of the proceeds to reduce our leverage ratio. For more information on the sale of our wealth management business, see Note 1.

Debt

Although our subsidiaries currently generate adequate cash flow to meet the needs of our normal operations, periodically LNC may issue debt to maintain ratings and increase liquidity, as well as to fund internal growth, acquisitions and the retirement of its debt.

Details underlying our debt activities (in millions) for the nine months ended September 30, 2024, were as follows:

	Beginning Balance	Issuance	Maturities, Repayments and Refinancing	Change in Fair Value Hedges	Other Changes (1)	Ending Balance
Short-Term Debt
Current maturities of long-term debt (2)	$250	$–	$(100)	$–	$150	$300

Long-Term Debt
Senior notes	4,491	350	–	11	(313)	4,539
Term loans	–	–	–	–	150	150
Subordinated notes (3)	995	–	–	–	–	995
Capital securities (3)	213	–	–	–	–	213
Total long-term debt	$5,699	$350	$–	$11	$(163)	$5,897

(1) Includes the non-cash reclassification of long-term debt to current maturities of long-term debt, accretion (amortization) of discounts and premiums, amortization of debt issuance costs and amortization of adjustments from discontinued hedges, as applicable.
(2) As of September 30, 2024, consisted of $300 million principal amount of our 3.35% Senior Notes due March 9, 2025.
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

LNC made interest payments to service debt to third parties of $85 million and $231 million for the three and nine months ended September 30, 2024, respectively, compared to $63 million and $217 million, respectively, for the corresponding periods in 2023.

For additional information about our short-term and long-term debt and our credit facilities, see Note 14 in our 2023 Form 10-K.

Preferred Stock

Details underlying preferred stock dividends paid (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Series C preferred stock dividends	$23	$23	$46	$36
Series D preferred stock dividends	11	11	34	35
Total preferred stock dividends	$34	$34	$80	$71

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

Details underlying return of capital to common stockholders (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Dividends to common stockholders	$77	$76	$229	$229

Alternative Sources of Liquidity

Inter-Company Cash Management Program

To promote effective short-term cash management strategies, we utilize an inter-company cash management program between LNC and participating subsidiaries under which each entity can lend to or borrow from the holding company to meet short-term borrowing needs. As of September 30, 2024, the holding company did not have an outstanding balance. Loans under the cash management program are permitted under applicable insurance laws subject to certain restrictions. For our Indiana-domiciled insurance subsidiary, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC.

Facility Agreement for Senior Notes Issuance

LNC entered into a facility agreement in 2020 with a Delaware trust that gives LNC the right over a 10-year period to issue, from time to time, up to $500 million of 2.330% Senior Notes to the trust in exchange for a corresponding amount of U.S. Treasury securities held by the trust. By agreeing to purchase the 2.330% Senior Notes in exchange for U.S. Treasury securities upon exercise of the issuance right, the trust will provide a source of liquid assets for the Company. The issuance right will be exercised automatically in full upon our failure to make certain payments to the trust, if the failure to pay is not cured within 30 days, or upon certain bankruptcy events involving LNC. We are also required to exercise the issuance right in full if our consolidated stockholders’ equity (excluding AOCI) falls below a minimum threshold (which was $2.75 billion as of September 30, 2024, and is subject to adjustment from time to time in certain cases) and upon certain other events described in the facility agreement. For additional information, see Note 14 in our 2023 Form 10-K.

Federal Home Loan Bank

Our primary insurance subsidiary, LNL, is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of September 30, 2024, LNL had an estimated maximum borrowing capacity of $7.0 billion under the FHLBI facility and maximum available borrowing based on qualifying assets of $5.0 billion. As of September 30, 2024, LNL had outstanding borrowings of $3.2 billion under this facility reported within payables for collateral on investments on the Consolidated Balance Sheets. Lincoln Life & Annuity Company of New York (“LLANY”) is a member of the Federal Home Loan Bank of New York (“FHLBNY”) with an estimated maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of September 30, 2024, LLANY had no outstanding borrowings under this facility. For additional information, see “Payables for Collateral on Investments” in Note 3.

Repurchase Agreements and Securities Lending Programs

Our insurance and reinsurance subsidiaries had access to $2.75 billion of committed repurchase facilities, of which $25 million was utilized, as of September 30, 2024. Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can also access liquidity through securities lending programs. As of September 30, 2024, our insurance subsidiaries had securities pledged under securities lending agreements with a carrying value of $185 million. The cash received in our securities lending programs is typically invested in cash and invested cash or fixed maturity AFS securities. For additional information, see “Payables for Collateral on Investments” in Note 3.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net collateral payable position) and posted with counterparties (when we are in a net collateral receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of September 30, 2024, we were in a net collateral payable position of $7.1 billion compared to $5.0 billion as of December 31, 2023. In the event of adverse changes in fair value of our derivative instruments, we may need to return collateral to counterparties or post collateral to counterparties. If we do not have sufficient high quality securities or cash to provide as collateral to counterparties, we have alternative sources of liquidity. In addition to the liquidity from repurchase agreements and FHLB facilities discussed above, we also have a $500 million liquidity facility that is contingent upon interest rates and the five-year revolving credit facility discussed in Note 14 in our 2023 Form 10-K. Alternative liquidity sources include uncommitted repurchase agreements and selling highly liquid assets in the general account. For additional information, see “Credit Risk” in Note 5.

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

If our current financial strength ratings or credit ratings were downgraded in the future, terms in our derivative agreements and/or certain repurchase agreements may be triggered, which could negatively affect overall liquidity. For the majority of our derivative counterparties, there is a termination event if the long-term credit ratings of LNC drop below BBB-/Baa3 (S&P/Moody’s) or if the financial strength ratings of LNL drop below BBB-/Baa3 (S&P/Moody’s). For certain repurchase agreements, there is a termination event if the long-term credit ratings of LNC drop below BBB-/Baa3 (S&P/Moody’s) or if the financial strength ratings of LNL drop below BBB+/Baa1 (S&P/Moody’s). In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products. See “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2023 Form 10-K for more information.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the lawsuits captioned Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company, Iwanski v. First Penn-Pacific Life Insurance Company, TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company and Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, each of which was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”) and our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2024 (“First Quarter 2024 Form 10-Q”) and the quarter ended June 30, 2024 (“Second Quarter 2024 Form 10-Q”). On September 4, 2024, the court granted preliminary approval of the provisional settlement, which is still subject to final approval.

Reference is made to the lawsuit captioned Donald C. Meade v. Lincoln National Corporation, Ellen Cooper, Dennis Glass, and Randal Freitag, previously discussed in our First Quarter 2024 Form 10-Q and Second Quarter 2024 Form 10-Q. On October 23, 2024, the court granted Local 295 IBT Employer Group Pension Trust Fund’s motion for appointment as lead plaintiff.

Reference is made to the lawsuits captioned Lawrence Hollin, derivatively on behalf of Nominal Defendant Lincoln National Corporation v. Ellen G. Cooper, Dennis R. Glass, Randal J. Freitag, Deirdre P Connelly, William H. Cunningham, Reginald E. Davis, Eric G. Johnson, Gary C. Kelly, M. Leanne Lachman, Dale LeFebvre, Janet Liang, Michael F. Mee, Lynn M. Utter and Patrick S. Pittard and Lincoln National Corporation and Robert R. Wiersum, derivatively on behalf of Lincoln National Corporation v. Ellen G. Cooper, Dennis R. Glass, Randal J. Freitag, Deirdre P Connelly, William H. Cunningham, Reginald E. Davis, Eric G. Johnson, Gary C. Kelly, M. Leanne Lachman, Dale LeFebvre, Janet Liang, Michael F. Mee, Lynn M. Utter and Patrick S. Pittard, both of which were previously disclosed in our Second Quarter 2024 Form 10-Q. On September 26, 2024, the court entered an order that, among other things, the Hollin case and the Wiersum case be consolidated for all purposes under the matter name In Re. Lincoln National Corporation Stockholder Derivative Litigation (No.: 2:24-cv-02713) and that all proceedings and deadlines in this matter be stayed until thirty days after resolution of all motions to dismiss (including the exhaustion of all related appeals) in the Donald C. Meade v. Lincoln National Corporation, Ellen Cooper, Dennis Glass, and Randal Freitag matter, previously disclosed in our First Quarter 2024 Form 10-Q and Second Quarter 2024 Form 10-Q.

Kelly Grink v. Virtua Health and Lincoln National Corporation et al., No. 1:24-cv-09919, is a putative class action filed on October 18, 2024, in the U.S. District Court for the District of New Jersey. Plaintiffs Kelly Grink and Diane Trump are participants in Virtua Health’s defined contribution plans. Plaintiffs seek to represent all current and former participants or beneficiaries of Virtua’s 401(k) savings plan and 403(b) retirement program who invested in the plan’s fixed annuity option in the six years prior to the filing of this lawsuit. Lincoln offers a fixed annuity investment option to plan participants through its group annuity contract with the plans. Lincoln also provides recordkeeping and administration services to the plans. Plaintiffs allege that the Virtua defendants acted in breach of their fiduciary duty including by maintaining the plans’ investment in the Lincoln stable value fund when other investment providers are alleged to have provided superior alternatives at substantially lower cost. Plaintiffs allege that Lincoln acted as a fiduciary with respect to the fixed annuity investment option and was a party in interest to a prohibited transaction under ERISA. The action seeks unspecified relief against Lincoln. We are vigorously defending this matter.

Reference is made to Lincoln National Life Insurance Company v. Township of Radnor, previously disclosed in our Second Quarter 2024 Form 10-Q. The trial of this matter began in October 2024 and is scheduled to continue in November 2024.

See Note 14 in “Part I – Item 1. Financial Statements” for further discussion regarding these matters and other contingencies.

Item 1A. Risk Factors

In addition to the factors set forth in “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements – Cautionary Language,” you should carefully consider the risks described under “Part I – Item 1A. Risk Factors” in our 2023 Form 10-K and “Part II – Item 1A. Risk Factors” in our Second Quarter 2024 Form 10-Q. Such risks and uncertainties are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business, financial condition and results of operations could be materially affected. In that case, the value of our securities could decline substantially.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following summarizes purchases of equity securities by the Company during the quarter ended September 30, 2024 (dollars in millions, except per share data):

			(c) Total Number	(d) Approximate Dollar
	(a) Total		of Shares	Value of Shares
	Number	(b) Average	Purchased as Part of	that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs (1)	Plans or Programs (1)
7/1/24 – 7/31/24	-	$–	-	$714

8/1/24 – 8/31/24	-	-	-	714

9/1/24 – 9/30/24	-	-	-	714

(1) On November 10, 2021, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.5 billion. As of September 30, 2024, our remaining security repurchase authorization was $714 million. The security repurchase authorization does not have an expiration date. The amount and timing of share repurchases depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital. Our stock repurchases may be effected from time to time through open market purchases or in privately negotiated transactions and may be made pursuant to an accelerated share repurchase agreement or Rule 10b5-1 plan.

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2024, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 126, which is incorporated herein by reference.

LINCOLN NATIONAL CORPORATION
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended September 30, 2024

3.1
Amended and Restated Bylaws of Lincoln National Corporation (“LNC”), effective September 17, 2024, are incorporated by reference to Exhibit 3.1 to LNC’s Form 8-K (File No. 1-6028) filed with the Securities and Exchange Commission (“SEC”) on September 18, 2024.

10.1
The Severance Plan for Officers of LNC (amended and restated effective as of August 22, 2024) is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 26, 2024.*

10.2
Omnibus Plan Amendment including Amendment No. 4 to the LNC Deferred Compensation and Supplemental/Excess Retirement Plan and Amendment No. 1 to the LNC Deferred Compensation Plan for Non-Employee Directors.*

10.3	Amendment No. 5 to the LNC Deferred Compensation and Supplemental/Excess Retirement Plan, effective August 22, 2024.*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Dated: October 31, 2024