Form 10-K
period 2024-12-31
LINCOLN NATIONAL CORP
filed 2025-02-21
CIK 59558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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
Yes  ☐    No  ☒
The aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) as of the last business day of the registrant’s most recently completed second fiscal quarter was $4.6 billion. Shares of common stock held by each executive officer and director and each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 13, 2025, 170,403,822 shares of common stock of the registrant were outstanding.
Documents Incorporated by Reference:
Selected portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled for May 22, 2025, have been incorporated by reference into Part III of this Form 10-K.

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

Item 1. Business

OVERVIEW

Lincoln National Corporation (“LNC,” which also may be referred to as “Lincoln,” “we,” “our” or “us”) is a holding company that operates multiple insurance and retirement businesses through subsidiary companies. Through our business segments, we sell a wide range of wealth accumulation, wealth protection, group protection and retirement income products and solutions. LNC was organized under the laws of the state of Indiana in 1968. We currently maintain our principal executive offices in Radnor, Pennsylvania. “Lincoln Financial” is the marketing name for LNC and its subsidiary companies.

We provide products and services and report results through four business segments as follows:

•Annuities
•Life Insurance
•Group Protection
•Retirement Plan Services

We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments.

The results of Lincoln Financial Distributors (“LFD”), our wholesale distributor are included in the segments for which it distributes products. LFD distributes our individual life insurance and annuity products, retirement plan products and services and corporate-owned universal life insurance and variable universal life insurance (“COLI”) and bank-owned universal life insurance and variable universal life insurance (“BOLI”) products and services. The distribution occurs through financial intermediaries, including consultants, brokers, planners, agents, financial advisers, third-party administrators (“TPAs”), financial institutions and other intermediaries. Group Protection distributes its products and services primarily through employee benefit brokers, TPAs and other employee benefit firms. As of December 31, 2024, LFD had approximately 440 internal and external wholesalers (including sales and relationship managers).

The results through May 6, 2024, of Lincoln Financial Network (“LFN”), our former retail distributor, are included in the business segments for which it distributed products. See “Sale of Wealth Management Business” below for more information.

In addition to the discussion that follows, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 for additional information regarding each of our business segments and Other Operations.

Sale of Wealth Management Business

On May 6, 2024, we closed the sale of the subsidiaries of Lincoln that comprised its wealth management business operated through LFN to Osaic Holdings, Inc. (“Osaic”), pursuant to the Stock Purchase Agreement entered into between LNC and Osaic on December 14, 2023 (the “Agreement”). Pursuant to the Agreement, we sold our ownership interests in the following subsidiaries: Lincoln Financial Securities Corporation, Lincoln Financial Advisors Corporation, California Fringe Benefit and Insurance Marketing Corporation, LFA, Limited Liability Company and LFA Management Corporation. For additional information, see Note 1.

BUSINESS SEGMENTS AND OTHER OPERATIONS

ANNUITIES

Overview

The Annuities segment provides tax-deferred investment growth and lifetime wealth accumulation and protection opportunities for its clients by offering variable annuities, fixed (including indexed) annuities and registered index-linked annuities (“RILA”).

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

Products

In general, an annuity is a contract between an insurance company and an individual in which the insurance company, after receipt of one or more premium payments, agrees to pay an amount of money either in one lump sum or on a periodic basis (i.e., annually, semi-annually, quarterly or monthly), beginning on a certain date and continuing for a period of time as specified in the contract or as requested. The payments may be made on either a guaranteed or non-guaranteed basis. Periodic payments can begin within 12 months after the premium is received (referred to as an immediate annuity) or at a future date in time (referred to as a deferred annuity). This retirement vehicle helps protect an individual from outliving their money.

The following discusses our annuity product offerings:

Variable Annuities

A variable annuity provides the contract holder the ability to direct their account balance into one or more variable accounts (“variable funds”) offered through the separate accounts of our insurance companies where the investment risk is borne entirely by the contract holder (“separate account balance”). The value of the variable portion of the contract holder’s account is driven by the performance of the underlying variable funds chosen by the contract holder. Certain variable annuity products permit a contract holder to allocate a portion of their account balance into a fixed account that is backed by the general account of our insurance companies where the contract holder account balance is credited with an interest rate in accordance with the contract (“general account balance”). We expect to earn a spread between what we earn on the underlying general account investments supporting the contract holders’ general account balance and what we credit to our contract holders’ general account balance.

Our variable funds include non-managed risk funds as well as the Managed Risk Strategies fund options. The Managed Risk Strategies funds are a series of funds that embed volatility risk management and, with some funds, capital protection strategies inside the funds themselves. These funds seek to reduce equity market volatility risk for both the contract holder and us.

We charge contract holders mortality and expense assessments on their separate account balance to cover insurance and administrative expenses. These assessments are a function of the rates priced into the product and the average daily separate account balance. Average daily separate account balances are driven by net flows and variable fund returns. In addition, for some contracts, we impose surrender charges, which are typically applicable to withdrawals during the early years of the annuity contract, with a declining level of surrender charges over time.

We offer guaranteed benefit riders with certain of our variable annuity products, such as a guaranteed death benefit (“GDB”), a guaranteed withdrawal benefit (“GWB”), a guaranteed income benefit (“GIB”) and a combination of such benefits.

The GDB features offered include those where we contractually guarantee to the contract holder that upon death, depending on the particular product, we will return no less than: the current contract value; the total deposits made to the contract, adjusted to reflect any partial withdrawals or, for certain products, adjusted to only reflect partial withdrawals over the specified level rate; the highest contract value on a specified anniversary date adjusted to reflect any partial withdrawals following the contract anniversary; or an earnings enhancement on gains in the contract.

We offer the optional Lincoln ProtectedPaySM lifetime income suite, which provides a GWB and includes: Secure Core, Secure Core with Estate Lock, Secure Plus and Secure Max, and Select Core, Select Core with Estate Lock, Select Plus and Select Max. All provide contract holders with protected lifetime income that is based on a maximum rate of the income base that grows annually for a specified period of time at the greater of a specified simple rate or account balance growth. The riders provide higher income if the contract holder delays withdrawals. The Secure Core and Select Core riders offer the option of GWBs and GIBs that provide a specified level rate of protected income. The Secure Plus and Secure Max riders and Select Plus and Select Max riders provide contract holders with protected lifetime income up to a specified maximum rate of the income base and a lower specified maximum rate of the income base if the account balance falls to zero. Contract holders under the Secure riders are subject to the allocation of their account balance to our Managed Risk Strategies fund options and certain fixed-income options. Contract holders under the Select riders are subject to restrictions on the allocation of their account balance within the various investment choices. Secure Core with Estate Lock and Select Core with Estate Lock offer an integrated GDB where the death benefit of the total deposits made to the contract is only adjusted to reflect any amount of partial withdrawals that is over the specified level rate of protected GWB income. The death benefit is reduced to zero if the account balance is reduced to zero.

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

In addition, we offer the i4LIFE® Advantage Select GIB and i4LIFE Advantage Secure GIB riders. These riders allow variable annuity contract holders access to and control over their account balance during a portion of the income distribution phase of their contract. In general, GIB is an optional feature available with the i4LIFE Advantage rider that guarantees regular income payments will not fall below the greater of a minimum income floor set at benefit issue and 65% (for the Select product) or 75% (for the Secure product) of the highest income payment on a specified anniversary date (reduced for any subsequent withdrawals). Contract holders under the i4LIFE Advantage Secure GIB rider are subject to the allocation of their account balance to our Managed Risk Strategies fund options and certain fixed-income options.

We also offer the 4LATER® Select Advantage rider. This rider provides a minimum income base used to determine the GIB floor when a client begins income payments under the i4LIFE Advantage Select GIB rider. The 4LATER Select Advantage rider provides growth during the accumulation phase through both an enhancement to the income base each year a withdrawal is not taken for a specified period of time and an annual step-up of the income base to the current contract value. Contract holders under the 4LATER Select Advantage rider are subject to restrictions on the allocation of their account balance within the various investment choices.

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

Fixed Annuities

A fixed annuity preserves the principal value of the contract while guaranteeing a minimum interest rate to be credited to the accumulation value. Our fixed annuity product offerings consist of traditional fixed-rate and fixed indexed deferred annuities, as well as fixed-rate immediate and deferred income annuities with various payment options, including lifetime income. Fixed annuity contracts are backed by the general account of our insurance companies where we bear the investment risk. To protect from premature withdrawals, we impose surrender charges. Surrender charges are typically applicable during the early years of the contract, with a declining level of surrender charges over time. On most policies, within the surrender charge period, we also have a market value adjustment provision that protects us against disintermediation risk in the case of rapidly rising interest rates. We expect to earn a spread between what we earn on the underlying general account investments supporting the fixed annuity product line and what we credit to our contract holders’ general account balance.

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

RILA

We have two RILA products, Lincoln Level Advantage® (“LLA”) and Lincoln Level Advantage 2® (“LLA2”). Lincoln Level Advantage provides the contract holder the ability to direct the investment of premium deposits into one or more indexed accounts and/or variable funds offered through the product. The index interest crediting rate for an indexed account is based, in part, on the performance of an index. The available indices are the S&P 500® Index, the Russell 2000® Index, the MSCI EAFE, the Capital Strength Net Fee IndexSM, the First Trust American Leadership IndexTM and the NASDAQ-100 Index®. A contract holder’s separate account balance varies with the performance of the underlying variable funds chosen by the contract holder.

In 2024, we introduced LLA2, a new version of LLA that provides one or more indexed accounts. LLA2 offers the SecureLock+SM feature, which enables the contract holder to capture gains and reset the growth potential and downside protection for an indexed account by locking in the interim value intra term. The available indices are the S&P 500® Index, the Russell 2000® Index, the MSCI EAFE, the Capital Strength Net Fee IndexSM, the First Trust American Leadership IndexTM, the Capital Group Growth ETF Index and the Capital Group Global Growth ETF Index.

We charge contract holders mortality and expense assessments and administrative fees (for LLA) on their separate account balances to cover insurance and administrative expenses. These assessments are a function of the rates priced into the product and the average daily separate account balance. In addition, for some contracts, we impose surrender charges, which are typically applicable during the early years of the annuity contract, with a declining level of surrender charges over time.

We offer a GDB rider where we contractually guarantee to the contract holder that upon death, depending on the particular product, we will return no less than the current contract value or the total deposits made to the contract, adjusted to reflect any partial withdrawals.

We also offer the i4LIFE® Advantage rider on LLA. This rider allows annuity contract holders access and control during a portion of the income distribution phase of their contract. This added flexibility allows the contract holder to access the account balance for transfers and additional withdrawals.

We use derivatives to hedge the equity market risk associated with our indexed variable annuity products. For more information on our hedging program, see “Summary of Critical Accounting Estimates – Derivatives” in the MD&A.

Distribution

The Annuities segment distributes its individual fixed and variable annuity products through LFD. LFD’s distribution channels give the Annuities segment access to its target markets. LFD distributes the segment’s products to a large number of financial intermediaries, including wire/regional firms, independent financial planners, financial institutions, registered investment advisers and managing general agents.

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

In general, the Life Insurance segment’s sources of revenue include premium payments, cost of insurance assessments, expense and fee charges and investment income. In turn, this segment incurs expenses, which include paying death claims, long-term care claims, and surrender benefits, crediting interest, and accruing reserves for future claim payments, as well as other expenses related to the business. The difference between revenue earned and expenses incurred is the profit for the Life Insurance business. Profitability, including fluctuations from period to period, is impacted by factors such as changes in sales of products, mortality experience (the frequency and severity of mortality claims paid during a given period), persistency and investment income. The impact of each factor varies by product type. Generally, this segment has higher sales during the second half of the year with the fourth quarter being the strongest.

Products

We offer four categories of life insurance products, consisting of:

UL and IUL

UL products provide life insurance with account balances that earn rates of return solely based on company-declared interest rates. Policyholder account balances are invested in the general account investment portfolio of our insurance companies where we bear the investment risk. Our fixed IUL products function similarly to a traditional UL policy, with the added flexibility of allowing policyholders to have portions of their account balances earn credits based on the performance of indices such as the S&P 500® Index. These products include Lincoln WealthPreserve® IUL and Lincoln WealthAccumulate® IUL. In 2025, we expect to replace these products with new IUL products that incorporate additional index options and features.

In a UL contract, policyholders typically have flexibility in the timing and amount of premium payments and the amount of death benefit, provided there is sufficient account balance to cover all policy charges for cost of insurance and expenses for the coming period. Under certain policyholder options and market conditions, the death benefit amount may increase or decrease. Premiums received on a UL product, net of expense loads and charges, are added to the policyholder’s account balance and accrued with interest. The client has access to their account balance (or a portion thereof), less surrender charges and policy loan payoffs, through contractual liquidity features such as loans, partial withdrawals and full surrenders. Loans and withdrawals reduce the death benefit amount payable and are limited to certain contractual maximums (some of which are required under state law), and interest is charged on all loans. Our UL contracts assess surrender charges against the policies’ account balances for full or partial surrenders and certain policy changes that occur during the contractual surrender charge period. Depending on the product selected, surrender charge periods can range from 0 to 25 years.

Our Lincoln PremierSM BOLI UL product is a UL-type product purchased by a bank that insures the lives of the bank’s employees.

We offer a survivorship version of our individual IUL products, Lincoln WealthPreserve® SIUL. This product insures two lives with a single policy and pays death benefits upon the second death.

A UL policy with a lifetime secondary guarantee can stay in force, even if the base policy cash value is zero, as long as secondary guarantee requirements have been met. The secondary guarantee requirement is based on the payment of a required minimum premium or on the evaluation of a reference value within the policy, calculated in a manner similar to the base policy account balance, but using different expense charges, cost of insurance charges and credited interest rates. The parameters for the secondary guarantee requirement are listed in the contract. As long as the policyholder pays the minimum premium or funds the policy to a level that keeps this calculated reference value positive, the policy is guaranteed to stay in force. The reference value has no actual monetary value to the policyholder; it is only a calculated value used to determine whether or not the policy will lapse should the base policy cash value be less than zero. During 2022, we discontinued new sales of UL products with lifetime secondary guarantees, but we still have an in-force block of such products that we continue to administer.

VUL

VUL products are UL products that provide the policyholder the ability to direct their account balance into one or more variable funds offered through the separate accounts of our insurance companies where the investment risk is borne entirely by the policyholder. The value of the variable portion of the policyholder’s account balance is driven by the performance of the underlying variable funds chosen by the policyholder. In addition, VUL products offer a fixed account option that is backed by the general account of our insurance subsidiaries where the policyholder’s account balance is credited with interest rates as specified in the contract. As with fixed UL products, policyholders have access, within contractual maximums, to account balances through loans, withdrawals and surrenders. Surrender charges are assessed during the surrender charge period, ranging from 0 to 20 years depending on the product.

Our single life VUL offerings include the Lincoln AssetEdge® VUL and Lincoln PremierSM Private Placement VUL products. Private Placement life insurance is individually owned by qualified purchasers or accredited investors.

We also offer a survivorship version of our Lincoln AssetEdge® VUL product. This product insures two lives with a single policy and pays death benefits upon the second death.

Our Lincoln PremierSM VUL BOLI and COLI products and Lincoln Corporate ExecSM COLI products are also VUL-type products. COLI products are owned by a corporation and insure the lives of the corporation’s employees.

During 2024, we discontinued new sales of VUL products with lifetime secondary guarantees, but we still have an in-force block of such products that we continue to administer. A VUL policy with a lifetime secondary guarantee can stay in force, even if the base policy cash value is zero, as long as secondary guarantee requirements have been met.

Our secondary guarantee benefits maintain the flexibility of a UL or VUL policy, which allow a policyholder to take loans or withdrawals. Although loans and withdrawals are likely to shorten the time period of the secondary guarantee, the guarantee is not automatically or completely forfeited. Additional premium may be deposited to extend the length of the guarantee. For additional information on our reserves on UL and VUL products with secondary guarantees, see Note 12.

Linked-Benefit Life Products and Products with Critical Illness Riders

Lincoln MoneyGuard®, our linked-benefit life product group, combines UL or VUL with long-term care insurance through the use of a rider or riders. The policy rider allows the policyholder to accelerate death benefits on a tax-free basis in the event of a qualified long-term care need, reducing the remaining death benefit, and, once the death benefit is exhausted, offers access to an additional pool of dollars that can be used for qualified long-term care expenses. Certain policies also provide a reduced death benefit to the policyholder’s beneficiary if the death benefit has been fully accelerated as long-term care benefits during the policyholder’s life. Riders on MoneyGuard products guarantee to the policyholder that upon death, as long as secondary guarantee requirements have been met, the death benefit or long-term care expenses will be payable even if the account balance equals zero.

Some life products provide for critical illness or long-term care insurance by the use of riders attached to IUL or VUL policies. These riders allow the policyholder to accelerate death benefits on a tax-free basis in the event of a qualified condition.

Term Life Insurance

Term life insurance provides a fixed death benefit for a scheduled period of time. Our term life insurance products give the policyholder the option to convert into a UL, IUL or VUL product. Scheduled policy premiums are required to be paid at least annually. These products include Lincoln TermAccel® Level Term and Lincoln LifeElements® Level Term.

Distribution

The Life Insurance segment’s products are sold through LFD. LFD provides the Life Insurance segment with access to financial intermediaries in the following primary distribution channels: wire/regional firms; independent planner firms; financial institutions; and managing general agents/independent marketing organizations. LFD distributes BOLI/COLI products and services to banks and mid- to large-sized corporations, primarily through intermediaries who specialize in one or both of these markets and who are serviced through a network of internal and external LFD sales professionals.

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

GROUP PROTECTION

Overview

The Group Protection segment offers group non-medical insurance products and services, including short- and long-term disability insurance and administration services, statutory disability and paid family medical leave administration and absence management services, term life, accident, critical illness and hospital indemnity products, and dental and vision products to the employer marketplace through various forms of employee-paid and employer-paid plans. Group Protection markets its products and services to employer groups of all sizes, from small companies with fewer than 100 employees to large employers with 10,000 or more employees.

Products

Disability Insurance and Administrative Services

We offer insured coverage for, as well as administrative services for employer self-funded, short- and long-term employer-sponsored group and voluntary disability insurance, which protects an employee against loss of wages due to illness or injury. Short-term disability insurance generally provides weekly benefits for up to 26 weeks following a short waiting period, ranging from 1 to 30 days. Long-term disability insurance provides benefits following a longer waiting period, usually between 90 and 180 days, and provides benefits for a longer period, usually up to normal (Social Security) retirement age. The monthly benefits provided are subject to reduction when Social Security benefits are also paid. We also provide insured coverage for, as well as administrative services for employer self-funded, state-specific statutory disability and paid family leave programs.

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

We also offer employer-sponsored group critical illness insurance to employees and their covered dependents. This product is also predominantly purchased on an employee-paid basis. The coverage provides for lump sum payouts upon the occurrence of one of the specified critical illness benefit triggers covered within a critical illness insurance policy. This product also includes benefits and services that assist employees and their family members in the prevention, early detection and treatment of critical illness events.

Finally, we also offer hospital indemnity insurance as part of our suite of supplemental health solutions. Similar to our employer-sponsored group accident and critical illness insurance, hospital indemnity is offered to employees and their covered dependents and is predominantly purchased on an employee-paid basis. Hospital indemnity insurance provides scheduled benefits for hospital admission and daily confinement, as well as over 20 benefit triggers related to hospitalization due to an accident and/or illness.

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

Claims Administration

Claims for the Group Protection segment are managed by claim specialists. Claims are evaluated for eligibility and payment of benefits pursuant to the group insurance contract or self-insured plan and in compliance with federal and state laws and regulations. Efficient and accurate disability claims management is especially important to customer service satisfaction and segment results. Financial results can be impacted by both the incidence and the length of approved disability claims. The segment employs a variety of clinical experts, including employee and contract medical professionals and rehabilitation specialists, to evaluate medically supported functional capabilities and to assist in the development of return-to-work plans. The accuracy and speed of life claims are important customer service and risk management factors. Some life policies include a waiver of premium provision in the event of the insured’s disability. Dental claims management focuses on assisting plan administrators and members with the rising costs of insurance by utilizing tools to optimize dental claims payment accuracy through advanced claims review and validation, improved data analysis, enhanced clinical review of claims and provider utilization monitoring.

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

Products and Services

The Retirement Plan Services segment currently brings three primary offerings to the employer-sponsored market: LINCOLN DIRECTORSM group variable annuity, LINCOLN ALLIANCE® program and Multi-Fund® variable annuity. The LINCOLN ALLIANCE program is a mutual fund-based record-keeping platform. These offerings primarily cover the 403(b), 401(k) and 457 plan marketplaces. The 403(b) plans are available to educational institutions, not-for-profit healthcare organizations and certain other not-for-profit entities. 401(k) plans are generally available to for-profit entities, and 457 plans are available to not-for-profit entities and state and local government entities. The investment options for our products encompass the spectrum of asset classes with varying levels of risk and include both equity and fixed income.

LINCOLN DIRECTORSM group variable annuity is primarily a 401(k) defined contribution retirement plan solution available to small businesses, typically those with plans having less than $10 million in account balances. The LINCOLN DIRECTOR product offers participants a broad array of investment options from several fund families and a fixed account backed by the general account of our insurance companies where we bear the investment risk. We earn revenue through asset charges and/or separate account charges, which are used to pay our fees for recordkeeping services, and receive fees from the underlying mutual fund companies for the services we provide. We also expect to earn a spread between what we earn on the underlying general account investments supporting the fixed account and what we credit to our contract holders’ account balances. Through the LINCOLN DIRECTOR product, as well the LINCOLN ALLIANCE® product discussed below, we also offer our proprietary YourPath® portfolios, a series of target-date portfolios for employer-sponsored retirement plans. These target-date portfolios are managed along multiple risk-based paths to support a more personalized investment approach based upon financial circumstances and risk tolerance. These target-date portfolios are also available with an income solution in the form of a GWB.

The LINCOLN ALLIANCE program is a defined contribution retirement plan solution aimed at small, mid-large and large market employers, typically those that have defined contribution plans with $10 million or more in account balance. The target market is primarily healthcare providers, public sector employers, corporations and educational institutions. The program bundles our traditional fixed annuity products with the employer’s choice of mutual funds, along with recordkeeping, plan compliance services and customized employee education services. The program allows the use of any mutual fund or collective investment trust (if applicable). We earn fees for our recordkeeping and educational services and other services that we provide to plan sponsors and participants. We also expect to earn a spread between what we earn on the underlying general account investments supporting the fixed account and what we credit to our contract holders’ account balances.

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

Additionally, we offer other products and services that complement our primary offerings:

•The Lincoln Next Step® series of products is a suite of mutual fund-based IRAs available exclusively for participants in Lincoln-serviced retirement plans and their spouses. The products can accept rollovers and transfers from other providers as well as ongoing contributions. The Lincoln Next Step IRA product has an annual account charge and offers an array of mutual fund investment options provided by approximately 20 fund families all offered at net asset value. The Lincoln Next Step Select IRA has an annual record keeping charge and offers an even wider array of mutual fund investment options from over 20 families, all at net asset value. We earn 12b-1 and service fees on the mutual funds within the product.

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

•Through a group annuity contract, we offer fixed return products to retirement plans and other institutional contract holders where we do not provide plan recordkeeping services. The fixed annuity is used within small, mid-large and large employer plan sponsors or institutional investors. The contract provides a conservative investment option for those seeking stability. In certain contract designs, we expect to earn a spread between what we earn on the underlying general account investments supporting the fixed account and what we credit to our contract holders’ account balances. In others, we earn a fee on assets in the underlying custodial account.

Distribution

Retirement Plan Services products are primarily distributed through our internal wholesale distribution teams registered with LFD. These teams distribute these products primarily through unaffiliated advisers, consultants, banks, wirehouses and individual planners. We remain focused on wholesaler productivity, increasing relationship management expertise and growing the number of broker-dealer relationships.

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

OTHER OPERATIONS

Other Operations includes the financial results for operations that are not directly related to the business segments and primarily consists of: investments related to the excess capital in our insurance subsidiaries; corporate investments; interest expense associated with debt; expenses associated with corporate strategic initiatives; expenses associated with benefit plans; the results of certain disability income business; our run-off Institutional Pension business in the form of group annuity contracts; and, beginning in 2025, activities related to funding agreement-backed notes (“FABN”). See “Introduction – Executive Summary – Significant Operational Matters” in the MD&A for additional information on our FABN program.

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

In 2024, Lincoln Pinehurst Reinsurance Company (Bermuda) Limited (“LPINE”), a wholly owned subsidiary of LNC, began operating as a Class E Bermuda-based life and annuity reinsurance company. For more information about LPINE, see “Introduction – Executive Summary – Significant Operational Matters” in the MD&A.

As of December 31, 2024, the policy for our reinsurance program was to retain no more than $20 million on a single insured life, with the retention on most policies being significantly below that. For more information, see Note 7.

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

We obtain reinsurance from a diverse group of reinsurers, and we monitor concentration and financial strength ratings of our principal reinsurers. Fortitude Reinsurance Company Ltd. (“Fortitude Re”), Protective Life Insurance Company, Security Life of Denver Insurance Company (a subsidiary of Resolution Life that we refer to herein as “Resolution Life”), Commonwealth Annuity and Life Insurance Company (a subsidiary of Global Atlantic) and Athene Holding Ltd. (“Athene”) represent our largest reinsurance exposures. For more information regarding our reinsurance arrangements and exposure, see “Reinsurance” in the MD&A and Note 7. For risks involving reinsurance, see “Item 1A. Risk Factors – Operational Matters – We face risks of non-collectability of reinsurance and increased reinsurance rates, which could materially affect our results of operations.”

INVESTMENTS

An important component of our financial results is the return on investments. Our investment strategy is to balance the need for current income with prudent risk and capital management, with an emphasis on generating sufficient current income to meet our obligations. This approach requires the evaluation of risk and expected return of each asset class utilized, while still meeting our income objectives. This approach also permits us to be more effective in our asset-liability management because decisions can be made based upon both the economic and current investment income considerations affecting assets and liabilities. Investments made by our insurance subsidiaries must comply with the insurance laws and regulations of the states of domicile.

Derivatives are used primarily for hedging purposes. Hedging strategies are employed for a number of reasons including, but not limited to, hedging certain portions of our exposure to changes in interest rate fluctuations, credit risks, foreign exchange risks, equity risks and the market-implied volatilities associated with guaranteed benefit riders available in our variable annuity products. Our variable annuity hedge program focuses on generating sufficient income to fund future claims with a goal of maximizing distributable earnings and explicitly protecting capital. This aligns with our increased strategic focus on maximizing the economic value as measured by distributable earnings, which is achieved by managing risks to capital generation due to market volatility. For additional information on our investments, including carrying values by category, quality ratings and net investment income, see “Consolidated Investments” in the MD&A, as well as Notes 1 and 3. For additional information on our variable annuity hedging program, see “Introduction – Summary of Critical Accounting Estimates – Market Risk Benefits” in the MD&A.

FINANCIAL STRENGTH RATINGS

The Nationally Recognized Statistical Ratings Organizations rate the financial strength of our insurance subsidiaries.

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

The insurer financial strength rating scales of AM Best, Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P Global Ratings (“S&P”) are characterized as follows:

•AM Best – A++ to D
•Fitch – AAA to C
•Moody’s – Aaa to C
•S&P – AAA to D

As of February 13, 2025, the financial strength ratings of our insurance subsidiaries, as published by the principal rating agencies that rate us, were as follows:

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

A downgrade of the financial strength rating of one of our insurance subsidiaries could affect our competitive position in the insurance industry and make it more difficult for us to market our products, as potential customers may select companies with higher financial strength ratings. See also “Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors.”

Our insurer financial strength ratings are all on outlook stable. All of our ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that our insurance subsidiaries can maintain these ratings. Each rating should be evaluated independently of any other rating. Ratings are not recommendations to buy our securities. See “Liquidity and Capital Resources – Ratings” in the MD&A for a discussion of our credit ratings.

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

LNL and FPP are domiciled in Indiana and their principal insurance regulatory authority is the Indiana Department of Insurance (“IDOI”). LLANY is domiciled in New York and its principal insurance regulatory authority is the New York Department of Financial Services (“NYDFS”). Our Bermuda-based reinsurance subsidiary, LPINE, and our Barbados-based reinsurance subsidiary, Lincoln National Reinsurance Company (Barbados) Limited, are regulated by the Bermuda Monetary Authority (“BMA”) and the Barbados Financial Services Commission, respectively, each of which enforces standards related to solvency, capital adequacy and other regulatory requirements.

The insurance departments of the domiciliary jurisdictions exercise principal regulatory jurisdiction over our insurance subsidiaries. The extent of regulation by the jurisdiction varies, but, in general, most jurisdictions have laws and regulations governing standards of solvency, adequacy of reserves, reinsurance, capital adequacy, licensing of companies and agents to transact business, prescribing and approving policy forms, regulating premium rates for some lines of business, prescribing the form and content of financial statements and reports, regulating the type and amount of investments permitted and standards of business conduct.

State insurance laws and regulations also include provisions governing marketplace activity of life and annuity insurers, including provisions governing the form and content of disclosure to consumers, such as advertising, illustrations, sales practices and complaint handling. Regulators enforce these provisions through market conduct examinations, with a focus in recent years on improper annuity and life insurance sales practices, improper illustration of certain life insurance policies and annuities, race-based underwriting or sales practices, misleading sales presentations and product suitability.

As part of their regulatory oversight process, state insurance departments also conduct periodic examinations, generally once every three to five years, of the books, records, accounts and business practices of insurers domiciled in their states. Examinations are generally carried out in cooperation with the insurance regulators of other states under guidelines promulgated by the National Association of Insurance Commissioners (“NAIC”). During 2024, the IDOI, along with insurance regulators of New York, South Carolina and Vermont, conducted a coordinated risk-focused financial examination covering the five-year period ended December 31, 2022. This routine five-year examination of all our U.S. domestic insurance companies found no material deficiencies. State and federal insurance and securities regulatory authorities and other state law enforcement agencies and Attorneys General also, from time to time, make inquiries and conduct examinations or investigations regarding the compliance by our company, as well as other companies in our industry, with, among other things, insurance laws and securities laws. Our captive reinsurance and reinsurance subsidiaries are subject to periodic financial examinations by their respective domiciliary insurance regulators. We have not received any material adverse findings resulting from insurance department examinations of our insurance, reinsurance and captive reinsurance subsidiaries conducted during the three-year period ended December 31, 2024.

State insurance laws and regulations require our U.S. insurance companies to file financial statements with state insurance departments everywhere they do business, and the operations of our U.S. insurance companies and accounts are subject to examination by those departments at any time. Our U.S. insurance companies prepare statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments. The NAIC has approved a series of statutory accounting principles (“SAP”) that have been adopted, in some cases with minor modifications, by virtually all state insurance departments. Changes in these SAP can significantly affect our capital and surplus.

Insurance company regulation is discussed further in this section under “Insurance Holding Company Regulation.”

Current and Recent NAIC Topics

Interest Maintenance Reserve

In August 2023, the NAIC approved temporary guidance to allow companies to admit a portion of net negative interest maintenance reserves (“IMR”) as an asset under certain conditions, up to a capital and surplus percentage limit. This guidance became effective for periods ending September 30, 2023 and will sunset on December 31, 2025. This guidance has had the effect of increasing our statutory capital, corresponding to an approximate 10 percentage-point increase to our estimated risk-based capital (“RBC”) ratio as of December 31, 2024. The NAIC is continuing work towards a long-term solution.

Group Capital Calculation

The NAIC has developed and adopted a Group Capital Calculation (“GCC”) based on an RBC aggregation methodology to serve as an individual tool to help state regulators evaluate potential risks within and across insurance groups. The NAIC’s amendments to the Model Holding Company Act and Regulation in 2020 adopted the GCC Template and Instructions and implemented the annual filing requirement with an insurance group’s lead state regulator. In 2024, Indiana amended the holding company provisions within its Insurance Code to adopt the GCC for use in the IDOI’s monitoring of insurance holding companies’ solvency. The GCC filing requirement will take effect beginning January 1, 2026.

Reinsurance

The NAIC has proposed a new actuarial guideline to require asset adequacy testing (“AAT”) for ceded reinsurance. AAT is under consideration as a tool to help U.S. regulators gain deeper insights into the assets and reserves supporting ceded business. We cannot predict what changes, if any, this proposal may ultimately have on our businesses.

Regulation of Insurer Investments

The NAIC is undertaking a comprehensive review of the existing regulatory framework for the oversight and regulation of insurer investments, including evaluating the appropriate risk-based capital treatment of asset-backed securities. We cannot predict what changes, if any, these activities may ultimately have on our businesses.

Life and Annuities Reserves

The NAIC is also considering modifications to the economic scenario generator used to calculate life and annuity reserves according to the Valuation Manual (e.g., VM-20 and VM-21) and the required capital for these life and annuity contracts, which could affect the level and volatility of statutory reserves and required capital for products in scope. These modifications are expected to be implemented by January 1, 2026, at the earliest. In addition, the NAIC is also considering expanding principle-based reserving to fixed annuities (VM-22), which could affect the level of reserves required for such products. We cannot fully anticipate the effects these modifications may have on our business.

We are monitoring all potential changes and evaluating the potential impact they could have on our product offerings, financial condition and results of operations.

See also “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Our businesses are heavily regulated and changes in regulation and in supervisory and enforcement policies may affect our insurance subsidiary capital requirements, reduce our profitability, limit our growth or otherwise adversely affect our business, results of operations and financial condition.” For more information on statutory reserving and our use of captive reinsurance structures, see “Liquidity and Capital Resources – Holding Company Sources and Uses of Liquidity and Capital – Subsidiaries’ Capital” in the MD&A.

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

As of December 31, 2024, the RBC ratios of LNL, LLANY and FPP reported to their respective states of domicile and the NAIC all exceeded the “company action level.” We believe that we will be able to maintain the RBC ratios of our insurance subsidiaries in excess of “company action level” through prudent underwriting, claims handling, investing and capital management. However, no assurances can be given that developments affecting the insurance subsidiaries, many of which could be outside of our control, will not cause the RBC ratios to fall below the “company action level” or below our targeted levels, which are significantly higher than the “company action level.” These developments may include, but may not be limited to: changes to the manner in which the RBC ratio is calculated; new regulatory requirements for calculating reserves, such as principles-based reserving; economic conditions leading to higher levels of impairments of securities in our insurance subsidiaries’ general accounts; and an inability to finance life reserves such as through the issuance of letters of credit (“LOCs”) supporting inter-company reinsurance structures.

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

Guaranty Associations and Similar Arrangements

State laws require insurance companies doing business within their jurisdictions to participate in various types of guaranty associations or other similar arrangements. These guaranty associations and arrangements provide certain levels of protection to policyholders from losses under insurance policies issued by insurance companies that become impaired or insolvent. Typically, these guaranty associations levy assessments up to a prescribed limit on a member insurer’s proportionate share of the business in the relevant jurisdiction of all member insurers in the lines of business in which the impaired or insolvent insurer is engaged. Some states permit member insurers to recover assessments that they paid through full or partial premium tax offsets, usually over a period of years. See “State Guaranty Fund Assessments” in Note 17 for information regarding amounts accrued for expected assessments and the related expected reductions in future state premium taxes.

Privacy, Artificial Intelligence and Cybersecurity Regulation

We collect, process and maintain personal information from individuals who interact with our business, which subjects us to numerous privacy laws and regulations. These laws require, among other things, that we institute certain policies and procedures in our business to safeguard this information from improper use or disclosure; disclose our collection, processing, use and sharing practices to individuals; allow individuals, in certain circumstances, to access, correct, and delete their personal information; and, in some cases, allow individuals to opt out of certain data sharing practices. We must also promptly notify and report certain types of incidents involving this data. The laws and regulations vary by jurisdiction, and it is expected that additional laws and regulations will continue to be enacted. The NAIC is currently considering revisions to the Privacy of Consumer Financial and Health Information Regulation Model Law that may be completed in 2025. See also “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Compliance with existing and emerging privacy laws and regulations could result in increased compliance costs and/or lead to changes in business practices and policies, and any failure to protect the confidentiality of personal information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.”

With the rise of innovation and technology in the financial and insurance sectors, state and federal regulators and policymakers and the NAIC are increasingly focused on the use of “big data,” including artificial intelligence (“AI”), machine learning and automatic decision-making, across various business practices such as underwriting, sales and marketing and in claims processing. In August 2020, members of the NAIC unanimously adopted guiding principles on AI to inform and articulate general expectations for businesses, professionals and stakeholders across the insurance industry as they implement AI tools to facilitate operations. In December 2023, the NAIC adopted a model bulletin on the use of AI by insurers, which was intended to remind insurance carriers that decisions impacting consumers that are made or supported by advanced analytical and computational technologies, including AI, must comply with all applicable insurance laws and regulations, including unfair trade practices. The bulletin also sets forth state insurance regulators’ expectations on how insurers should govern the use of such technologies by or on behalf of the insurer to make or support such decisions. Additionally, in October 2023, the White House issued an Executive Order on the Safe, Secure and Trustworthy Development and Use of Artificial Intelligence, which directs federal agencies and departments to create standards and regulations for the use or oversight of AI. See also “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Compliance with existing and emerging rules and regulations governing the use of AI could result in increased compliance costs and/or lead to changes in business practices and policies, and challenges with properly managing the use of AI could result in reputational harm, competitive harm, and legal liability.”

We are also subject to information security laws and regulations that impose governance and compliance obligations applicable to our business. For example, in 2017, the NYDFS enacted a regulation establishing cybersecurity requirements for financial services companies (the “NYDFS Cybersecurity Regulation”). The NYDFS Cybersecurity Regulation included specific technical safeguards as well as requirements regarding governance, incident planning, training, data management, system testing and regulator notification in the event of certain cybersecurity events. In November 2023, the NYDFS adopted amendments to the NYDFS Cybersecurity Regulation. The key changes included enhanced governance requirements, additional controls, requirements for more regular risk and vulnerability assessments, as well as more robust incident planning, updated notification requirements and updated training requirements.

While we employ robust and tested privacy and information security programs, as legislatures and regulators establish further laws and regulations for addressing privacy and cybersecurity, we may need to amend our policies and adapt our internal procedures. See also “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Compliance with existing and emerging privacy laws and regulations could result in increased compliance costs and/or lead to changes in business practices and policies, and any failure to protect the confidentiality of personal information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.” For information regarding cybersecurity risks, see “Item 1A. Risk Factors – Operational Matters – Our information systems may experience interruptions, breaches in security and/or a failure of disaster recovery systems that could result in a loss or disclosure of confidential information, damage to our reputation, impairment of our ability to conduct business effectively and increased expenses” and “Item 1A. Risk Factors – Operational Matters – We are subject to third-party information system and other operational risks due to our reliance on third-party vendors and suppliers and the outsourcing of certain of our business operations.”

Securities, Broker-Dealer and Investment Adviser Regulation

In addition to being registered under the Securities Act of 1933, some of our separate accounts as well as mutual funds that we sponsor are registered as investment companies under the Investment Company Act of 1940, and the shares of certain of these entities are qualified for sale in some or all states and the District of Columbia. We also have one subsidiary, LFD, that is registered as a broker-dealer under the Securities Exchange Act of 1934, as amended (“Exchange Act”) and is subject to federal and state regulation, including, but not limited to, the Financial Industry Regulation Authority’s (“FINRA”) net capital rules. In addition, we have one subsidiary that is a registered investment adviser under the Investment Advisers Act of 1940. Employees registered or associated with our investment adviser or broker-dealer subsidiaries are subject to federal securities laws and to examination requirements and regulation by state and federal securities regulators. The SEC and other governmental agencies and self-regulatory organizations, as well as state securities commissions in the U.S., have the power to conduct administrative proceedings that can result in censure, fines, the issuance of cease-and-desist orders or suspension and termination or limitation of the activities of the regulated entity or its employees. In recent years, there has been increased scrutiny by these bodies across the industry, which has included more extensive examinations, regular sweep inquiries and more detailed review of disclosure documents. Certain of our subsidiaries have been, and may continue to be, the subject of such inquiries and examinations. For more information about regulatory and litigation matters generally, see Note 17.

Standard of Conduct Regulation

As a result of overlapping efforts by the Department of Labor (“DOL”), the NAIC, individual states and the SEC to impose fiduciary-like requirements in connection with the sale of annuities, life insurance policies and securities, which are each discussed in more detail below, there have been a number of proposed or adopted changes to the laws and regulations that govern the distribution of our products.

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

On April 23, 2024, the DOL finalized new regulations that redefined the meaning of “investment advice fiduciary,” substantially expanding the range of activities considered to be fiduciary investment advice under ERISA. The final rule also amended the applicable prohibited transaction exemptions that allow investment advice fiduciaries to be paid compensation. As finalized, these revisions would potentially apply to almost all sales to retirement plan participants and IRA investors, resulting in more extensive disclosure and other compliance obligations as well as increased potential legal exposure for those involved in sales activities that would be newly treated as fiduciary advice. The final rule was set to become effective on September 23, 2024, while the changes to the prohibited transaction exemptions were to have a one-year phase-in from the effective date. Based on lawsuits challenging the new rule brought in two separate Texas District Courts in the Fifth Circuit, in July 2024, a stay was issued delaying the implementation of the new rule until further notice. As a result, it is uncertain at this time whether these changes will have a material impact on our business.

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

If any new rules are implemented that are more onerous than Regulation Best Interest, or are not coordinated with Regulation Best Interest, the impact on our business could be substantial. While we continue to monitor and evaluate the various proposals, we cannot predict what other proposals may be made, or what new legislation or regulation may be introduced or become law. Therefore, until such time as final rules or laws are in place, the potential impact on our business is uncertain.

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

As financial services regulatory reform continues to evolve in the U.S. and abroad, and the marketplace continues to respond, the extent to which our derivatives costs and strategies may change and the extent to which those changes may affect the range or pricing of our products remains uncertain. For example, The European Market Infrastructure Regulation and matching U.K. rules impose initial margin requirements on our over-the-counter derivatives with EU- and U.K.-regulated swap providers. Beginning in 2026, these swap providers may be subject to margin requirements with respect to equity options, which may require us to post and collect additional initial margin. Until the application of initial margin requirements is complete, the impact of these provisions on liquidity and capital resources remains uncertain. See “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Implementation of the provisions of the European Market Infrastructure Regulation relating to the regulation of derivatives transactions subject us to margin requirements, the impact of which remains uncertain.”

Other Federal Legislation

Tax Legislation

In August 2022, the Inflation Reduction Act of 2022 established a new 15% corporate alternative minimum tax for corporations whose average adjusted net income for any consecutive three-year period beginning after December 31, 2022, exceeds $1.0 billion. The Inflation Reduction Act of 2022 also established a 1% excise tax on stock repurchases made by publicly traded corporations. Both provisions became effective for tax years beginning after December 31, 2022. Numerous forms of guidance on both provisions were published in the following years by the Internal Revenue Service and U.S. Treasury. While we have determined that we were not within the scope of the corporate alternative minimum tax for 2023 or 2024, we will continue to evaluate the potential impact of this new alternative minimum tax on our business, results of operations and financial condition in future periods.

Key provisions of the Tax Cuts and Jobs Act of 2017 (“TCJA”) are set to expire or revert at the end of 2025. Without action by the federal government to amend or extend the TCJA, the expiration or reversion of these provisions would result in across-the-board tax increases on individual taxpayers and automatic increases in certain business taxes under current law. We will continue to actively monitor developments with respect to the TCJA and be actively engaged with regulators and policymakers including the Trump Administration to ensure the impacts of tax policy changes on our business and our customers are well understood.

Outside of potential tax law changes, the uncertainty of federal funding and the future of the Social Security Disability Insurance (“SSDI”) program can have a substantial impact on the entire group benefit market because SSDI benefits are a direct offset to the benefits paid under group disability policies. Congress alleviated some of this uncertainty by passing the Bipartisan Budget Act of 2015. The 2024 Annual Report of the Board of Trustees of the Federal Old-Age and Survivors Insurance and Federal Disability Insurance Trust Funds, published by the Social Security Administration, projects that the SSDI reserves will not be depleted until 2035.

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

ERISA Considerations

ERISA is a comprehensive federal statute that applies to U.S. employee benefit plans sponsored by private employers and labor unions. Plans subject to ERISA include pension and profit-sharing plans and welfare plans, including health, life and disability plans. ERISA provisions include reporting and disclosure rules, standards of conduct that apply to plan fiduciaries and prohibitions on transactions known as “prohibited transactions,” such as conflict-of-interest transactions and certain transactions between a benefit plan and a party in interest. ERISA also provides for a scheme of civil and criminal penalties and enforcement. Our insurance, plan administrative services and other businesses provide services to employee benefit plans subject to ERISA, including services where we may act as an ERISA fiduciary. In addition, because certain of our businesses provide products and services to ERISA plans, transactions with those plans are subject to ERISA’s prohibited transaction rules, which may affect our ability to enter into transactions, or the terms on which transactions may be entered into, with such plans, even if the business entering into the transaction is unrelated to the business giving rise to party-in-interest status. See also “Securities, Broker-Dealer and Investment Adviser Regulation – DOL Fiduciary Advice Rule” above.

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

In addition, certain of our regulators and individual states have proposed or adopted, or may propose or adopt, environmental, social and governance (“ESG”) rules or standards that would apply to our business. For example, in March 2024, the SEC adopted extensive rule changes, which have been stayed pending the outcome of litigation challenges, that would require companies to include certain climate-related disclosures in their registration statements and periodic reports filed with the SEC, and in October 2023, the Governor of California signed two bills into law that were further amended in September 2024 and, beginning in 2026, will require significant climate-related disclosures (in some cases beyond the disclosures required by the SEC’s rule) by large entities doing business in that state. See “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Increasing scrutiny and evolving expectations from investors, customers, regulators and other stakeholders regarding ESG matters may adversely affect our reputation or otherwise adversely impact our business and results of operations” and “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Climate change and climate change regulation may adversely affect our investment portfolio and financial condition.”

Intellectual Property

We rely on a combination of copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. We have implemented a patent strategy designed to protect innovative aspects of our products and processes which we believe distinguish us from competitors. We currently own several issued U.S. patents.

We have an extensive portfolio of trademarks and service marks that we consider important in the marketing of our products and services, including, among others, the trademarks of the Lincoln National and Lincoln Financial names, the Lincoln logo and the combination of these marks. Trademark registrations may be renewed indefinitely subject to continued use and registration requirements. We regard our trademarks as valuable assets in marketing our products and services and intend to protect them against infringement and dilution.

HUMAN CAPITAL MANAGEMENT

As of December 31, 2024, we had a total of 9,783 employees. Our mission is to provide financial protection and security to our customers and their families by offering products and services across our four core businesses. We believe that every move we make, including how we manage talent, shapes the future we share with our customers, communities and investors. Accordingly, each of our employees has access to important resources designed to, among other things, help them improve their well-being, understand the value of their work, develop their careers and thrive. From the moment our employees become part of Lincoln, they’re empowered to live and act with integrity, accountability and passion in their communities, relationships and daily interactions with colleagues and clients. Our enterprise strategy is driven by continued focus on this unique employee culture, including the following key areas:

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

Talent and Development

Our talent strategy supports Lincoln’s ability to identify, develop, engage, retain and reward the talent we need for success in a competitive environment of constant change. Our employees work together with their managers to learn new skills, create an annual individual development plan and shape their careers. Their collaborative efforts are backed by a variety of resources we make available, which provide tools and resources to help employees discover, assess, plan and invest in their careers. Get CAREER FIT is an enterprise-wide program to support all employees in creating a specific and targeted development plan. This boot-camp style program includes expert advice, exercises and tools to clarify career aspirations and define specific steps to achieve success. As part of the program, managers attend virtual instructor-led training to support their effectiveness in having development conversations with their direct reports.

Our vision is to foster a premier learning culture, one that enhances leadership effectiveness, accelerates employee development and helps drive business performance. Employees can access a range of learning and development opportunities including numerous instructor-led, self-paced and curated courses. We have partnered with Harvard Business Publishing, a subsidiary of Harvard Business School, to offer courses specifically designed for our mid-level employees and senior level leaders. All Lincoln employees can also access open online courses offered through third-party providers, including TED@Work and Harvard Business Publishing. Our Learner Experience Platform serves as the front door to all of our learning content, courses and programs.

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
•an employee assistance program that provides counseling, work/life resources and tools to manage well-being;
•our employee 401(k) plan with a non-discretionary core company contribution, company matching contribution and other convenient features;
•dedicated Lincoln Financial Retirement Consultants to evaluate employee retirement readiness and help them map out ways to improve their readiness, in addition to an independent financial wellness advisor for complete financial well-being assistance;
•hospital indemnity, accident and critical illness insurance coverages, short- and long-term disability plans and company-provided life insurance;
•fertility, pregnancy and parenting support, plus paid parental leave and adoption assistance programs;
•a dependent care flexible spending account and back-up dependent care;
•access to Homework Connection, which provides one-on-one, on-demand homework help to students at no cost to employees;
•weight management, diabetes and hypertension prevention and care; and
•virtual care for musculoskeletal conditions or telemedicine.

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

Factors such as consumer spending, business investment, domestic and foreign government spending, the volatility and strength of the capital markets, the potential for inflation or deflation and uncertainty over domestic and foreign government actions all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by inflation, recessionary conditions, higher unemployment, lower disposable income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial and insurance products could be adversely affected. In addition, we have at times experienced, and in the future could experience, an elevated incidence of claims and/or changes in the rate of lapses or surrenders of policies or other changes in consumer behavior as a result of financial stress. Our contract holders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Adverse changes in the economy have in the past and could in the future affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition.

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

Increases in interest rates and sustained high interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals and surrenders.

Throughout 2022 and into 2023, the Federal Reserve increased the federal funds rate target range to combat inflation, reaching a range of 5.25% to 5.50% in July 2023. Although the Federal Reserve has announced three rate decreases since that time, with the most recent cut made in December 2024 to a target range of 4.25% to 4.50%, interest rates still remain relatively high. In periods of increasing or high interest rates, such as that we have been experiencing the last couple of years, while higher interest rates will lead to higher yields on our asset portfolios, such increases in yield may be more than offset by increases in crediting rates necessary to keep our interest-sensitive products competitive and potentially higher borrowing costs, thus lowering our spreads. In such a scenario, we may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets.

An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio and capital position, for example, by decreasing the estimated fair values of the fixed-income securities that comprise a substantial portion of our investment portfolio. This decline in the fair value of fixed-income securities can have an adverse impact on our capital position, particularly from a GAAP perspective, as the decline in fair value of fixed-income securities may not be offset by a corresponding decline in the value of liabilities due to higher interest rates. An increase in interest rates could also result in decreased fee income associated with a decline in the value of variable annuity and VUL account balances invested in fixed-income funds. In addition, statutory capital requirements for certain fixed annuity and single premium life insurance products incorporate stochastic projections that can result in increased capital requirements, particularly as interest rates increase, which may affect our reported RBC ratio.

Increases in interest rates or sustained high interest rates, have in the past and may in the future, cause increased surrenders and withdrawals of insurance products. In periods of high or increasing interest rates, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as contract holders seek to buy products with perceived higher returns. This process may lead to a flow of cash out of our businesses. For example, during 2024, our Annuities business experienced an increased outflow rate primarily due to an increase in full surrenders as a result of the elevated interest rate environment and strong equity markets. These outflows may require investments to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses that reduce our capital position. A sudden demand among consumers to change product types or withdraw funds could lead us to sell assets at a loss to meet the demand for funds. Furthermore, unanticipated increases in terminations may accelerate amortization of our deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”) assets, which would reduce net income.

Because the equity markets impact the profitability and expected profitability of many of our products, changes in equity markets may significantly affect our business and profitability.

The fee income that we earn on certain products, including variable annuities, is based primarily upon account balances, and the fee income that we earn on VUL policies is partially based upon account balances. Because strong equity markets result in higher account balances, strong equity markets positively affect our net income through increased fee income. Conversely, a weakening of the equity markets results in lower fee income, which in turn may have a material adverse effect on our results of operations and capital resources.

Changes in the equity markets, interest rates and/or volatility affect the profitability of our products with guaranteed benefits; therefore, such changes may have a material adverse effect on our business and profitability.

Certain of our variable annuity and fixed indexed annuity products include optional guaranteed benefit riders, including GDB (variable annuity only) and guaranteed living benefit riders. The fair value of these guaranteed benefit riders is impacted by changes in equity markets, interest rates, volatility, foreign exchange rates and credit spreads. Accordingly, strong equity markets, increases in interest rates and decreases in volatility will generally decrease the guaranteed benefit riders liability and would result in an increase to our earnings. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in volatility will generally result in an increase to the guaranteed benefit riders liability and would result in a decrease to our earnings.

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

Our insurance subsidiaries are subject to extensive supervision and regulation in the states, territories and countries in which they are licensed to do business. The insurance departments of the domiciliary jurisdiction exercise principal regulatory jurisdiction over our insurance subsidiaries. The extent of regulation by the jurisdiction varies, but, in general, most jurisdictions have laws and regulations governing standards of solvency, adequacy of reserves, reinsurance, capital adequacy, licensing of companies and agents to transact business, prescribing and approving policy forms, regulating premium rates for some lines of business, prescribing the form and content of statutory financial statements and reports, regulating the type and amount of investments permitted, and standards of business conduct. In addition, state insurance holding company laws impose restrictions on certain inter-company transactions and limitations on the amount of dividends that insurance subsidiaries can pay. See “Item 1. Business – Regulatory – Insurance Regulation” for more information.

Insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, sometimes lead to changes in business practices or additional expense, statutory reserves and/or RBC requirements for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. For example, in August 2023, the NAIC approved temporary guidance to allow companies to admit a portion of net negative IMR as an asset under certain conditions, up to a capital and surplus percentage limit. This guidance, which will sunset on December 31, 2025, has had the effect of increasing our statutory capital, as well our estimated RBC ratio as of December 31, 2024. If the NAIC does not implement a long-term solution, our statutory capital and RBC ratio could be adversely affected. In addition, the NAIC is considering modifications to the economic scenario generator used to calculate annuity and life reserves according to the Valuation Manual (e.g., VM-20 and VM-21) and the required capital for these annuity and life contracts, which could affect the level and volatility of statutory reserves and required capital for products in scope. The economic scenarios are a key input in the statutory reserve and required capital calculations for certain products, such as variable annuities. If the NAIC adopts an economic scenario generator that produces scenarios with characteristics that differ significantly from what the current economic scenario generator prescribed in these calculations would produce under the same circumstances, this could have a significant impact on the statutory reserves and required capital for products in scope upon adoption as well as affect how the statutory reserves and required capital for these products respond to changes in market conditions. The NAIC is also considering expanding principles-based reserving to fixed annuities (VM-22), which could affect the level of reserves required for such products. We are monitoring all potential changes and evaluating the potential impact they could have on our product offerings and financial condition and results of operations. See “Item 1. Business – Regulatory – Insurance Regulation – Current and Recent NAIC Topics” for a discussion of additional changes under consideration and recent changes implemented by the NAIC.

Although we endeavor to maintain all required licenses and approvals, our businesses may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations, which may change from time to time. Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some of or all our activities or impose substantial fines. Further, insurance regulatory authorities have relatively broad discretion to issue orders of supervision, which permit such authorities to supervise the business and operations of an insurance company. As of December 31, 2024, no insurance regulatory authority had imposed on us any material fines or revoked or suspended any of our licenses to conduct insurance business in any jurisdiction or issued an order of supervision with respect to our insurance subsidiaries that would have a material adverse effect on our results of operations or financial condition.

Compliance with existing and emerging privacy laws and regulations could result in increased compliance costs and/or lead to changes in business practices and policies, and any failure to protect the confidentiality of personal information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.

Complying with the numerous privacy laws and regulations to which we are subject and other existing, emerging and changing privacy requirements could cause us to incur substantial costs or require us to change our business practices and policies. Non-compliance could result in monetary penalties or significant legal liability. For more information, see “Item 1. Business – Regulatory – Privacy, Artificial Intelligence and Cybersecurity Regulation.”

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

See also “Operational Matters – Our information systems may experience interruptions, breaches in security and/or a failure of disaster recovery systems that could result in a loss or disclosure of confidential information, damage to our reputation, impairment of our ability to conduct business effectively and increased expense,” and “– We are subject to third-party information system and other operational risks due to our reliance on third-party vendors and suppliers and the outsourcing of certain of our business operations” below.

Compliance with existing and emerging rules and regulations governing the use of AI could result in increased compliance costs and/or lead to changes in business practices and policies, and challenges with properly managing the use of AI could result in reputational harm, competitive harm and legal liability.

With the rise of innovation and technology in the financial and insurance sectors, state and federal regulators and policymakers and the NAIC are increasingly focused on the use of “big data,” including AI, machine learning, and automatic decision-making, across various business practices such as underwriting, sales and marketing, and in claims processing. See “Item 1. Business – Regulatory – Privacy, Artificial Intelligence and Cybersecurity Regulation” for more information. We cannot predict how existing and emerging guidance, rules and regulations governing the use of AI will be interpreted or applied, or what, if any, actions may be taken regarding AI, but any applicable regulations and limitations could result in increased compliance costs and/or lead to changes in business practices and policies, which could have a material impact on our business, financial condition and results of operations.

In addition, if the data sets, processes, or outputs that AI systems produce are or are alleged to be deficient, inaccurate, unfairly biased, lacking in transparency or explainability, or do not meet evolving legal requirements, our business, financial condition, and results of operations may be adversely affected. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. These same risks may affect us if a third-party service provider uses AI. Our use or our service provider’s use of AI systems could also result in cybersecurity incidents that may involve the personal information of end users of such applications. Any such cybersecurity incidents could adversely affect our reputation and business, financial condition and results of operations. For additional information regarding cybersecurity risks, see “Operational Matters – Our information systems may experience interruptions, breaches in security and/or a failure of disaster recovery systems that could result in a loss or disclosure of confidential information, damage to our reputation, impairment of our ability to conduct business effectively and increased expenses,” and “– We are subject to third-party information system and other operational risks due to our reliance on third-party vendors and suppliers and the outsourcing of certain of our business operations” below.

Increasing scrutiny and evolving expectations from investors, customers, regulators and other stakeholders regarding ESG matters may adversely affect our reputation or otherwise adversely impact our business and results of operations.

Certain existing or potential investors, customers, regulators and other stakeholders evaluate our business or other practices according to a variety of ESG standards and expectations. Certain of our regulators have proposed or adopted, or may propose or adopt, ESG rules or standards that would apply to our business. For example, in March 2024, the SEC adopted extensive rule changes, which have been stayed pending the outcome of litigation challenges, that would require companies to include certain climate-related disclosures in their registration statements and periodic reports filed with the SEC, and in October 2023, the Governor of California signed two bills into law that were further amended in September 2024 and, beginning in 2026, will require significant climate-related disclosures (in some cases beyond the disclosures required by the SEC’s rule) by large entities doing business in that state. ESG-related rules, guidance and policies may impose additional costs, cause changes to our corporate governance and risk management practices and expose the industry to new or additional risks.

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

Our broker-dealer and investment adviser subsidiaries as well as our variable annuities and variable life insurance products, are subject to regulation and supervision by the SEC, FINRA and/or state securities regulators. Applicable laws and regulations generally grant supervisory agencies and self-regulatory organizations broad administrative powers, including the power to limit or restrict the subsidiaries from carrying on their businesses in the event that they fail to comply with such laws and regulations. The foregoing regulatory or governmental bodies, as well as state insurance regulators, the DOL and others, have the authority to review our products and business practices and those of agents and advisers that distribute our products, as well as of our registered representatives, associated persons and employees. These regulatory or governmental bodies may bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. In recent years, there has been increased scrutiny by these bodies across the industry, which has included more extensive examinations, regular sweep inquiries and more detailed review of disclosure documents. Certain of our subsidiaries have been, and may continue to be, the subject of these examinations and inquiries. These or future regulatory actions could result in substantial fines, penalties or prohibitions or restrictions on our business activities that could materially adversely affect our business, results of operations or financial condition.

Changes to laws or regulations could adversely affect our distribution model and sales of our products and may result in additional disclosure and other requirements related to the sale and delivery of our products and services, which may adversely affect our business, results of operations or financial condition.

As a result of overlapping efforts by the DOL, the NAIC, individual states and the SEC to impose fiduciary-like requirements in connection with the sale of annuities, life insurance policies and securities, there have been a number of proposed or adopted changes to the laws and regulations that govern the manner in which our products are distributed. Changes to the laws and regulations that govern the standards of conduct that apply to the sale of our products, as well as the firms that distribute our products, or that govern the structure of the products we sell could adversely affect our operations and profitability. Such changes could increase our regulatory and compliance burden, including additional disclosure and other requirements, resulting in increased costs, or could limit the type, amount or structure of products that we sell. Additionally, our ability to react to rapidly changing economic conditions and the dynamic, competitive market for our products will depend on the continued efficacy of provisions we have incorporated into our product design allowing frequent and contemporaneous revisions of key pricing elements, as well as our ability to work collaboratively with regulators. Changes in regulatory approval processes, rules and other dynamics in the regulatory process could adversely impact our ability to react to such changing conditions.

We cannot predict the impact that any changes to “best interest” or fiduciary standards may have on our business, financial condition or results of operations. Compliance with new or changed rules or legislation in this area may increase our regulatory burden and that of our distribution partners, require changes to our business practices and product offerings, and increase litigation risk, which could adversely affect our results of operations or financial condition. For example, if any new rules are implemented that are more onerous than Regulation Best Interest, or are not coordinated with Regulation Best Interest, the impact on our business could be substantial. While we continue to monitor and evaluate the various proposals, we cannot predict what other proposals may be made, or what new legislation or regulation may be introduced or become law. Therefore, until such time as final rules or laws are in place, the potential impact on our business is uncertain.

See “Item 1. Business – Regulatory – Securities, Broker-Dealer and Investment Adviser Regulation” for more information regarding Regulation Best Interest and other standard of conduct regulations.

Changes in tax law or the interpretation of or application of existing tax laws could impact our tax costs and the products that we sell.

Changes in tax laws or interpretations of such laws could increase our corporate taxes and negatively impact our results of operations and financial condition. Federal, state and local tax authorities may enact changes in tax law, issue new regulations or other pronouncements or issue interpretations of existing tax laws that could increase our current tax burden and impose new taxes on our business, or authorities who have not imposed taxes in the past may impose taxes. Any attempts to avoid or mitigate such new taxes or interpretations may not be successful and could result in an increase to our tax liability. Guidance on previously enacted tax law changes could impact our interpretations of existing law and also have an impact on our business. See Note 17 for a discussion of our current tax assessment proceeding.

In August 2022, the Inflation Reduction Act of 2022 established a new 15% corporate alternative minimum tax for corporations whose average adjusted net income for any consecutive three-year period beginning after December 31, 2022, exceeds $1.0 billion. This provision became effective for tax years beginning after December 31, 2022. While we have determined that we were not within the scope of the corporate alternative minimum tax for 2023 or 2024, we will continue to evaluate the potential impact of this new alternative minimum tax on our business, results of operations and financial condition in future periods.

See also “Item 1. Business – Regulatory – Other Federal Legislation – Tax Legislation.”

Legal and regulatory actions are inherent in our businesses and could result in financial losses or harm our businesses.

We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our business. Pending legal and regulatory actions include proceedings relating to aspects of our businesses and operations that are specific to us and proceedings that are typical of the businesses in which we operate. Some of these legal proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. Substantial legal liability in these or future legal or regulatory actions could have a material financial effect or cause significant harm to our reputation, which in turn could materially harm our business prospects. See Note 17 for a description of legal and regulatory proceedings and actions.

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

We use derivatives transactions to mitigate many types of risk in our business. The European Market Infrastructure Regulation and matching U.K. rules impose initial margin requirements on our over-the-counter derivatives with EU- and U.K.-regulated swap providers. Beginning in 2026, these swap providers may be subject to margin requirements with respect to equity options, which may require us to post and collect additional initial margin. Until the application of initial margin requirements is complete, the impact of these provisions on liquidity and capital resources remains uncertain.

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

In addition, our domestic insurance subsidiaries are subject to SAP and specific state insurance regulations, and LPINE is subject to regulations established by the BMA. Any changes in the method for calculating reserves for our annuity and life insurance products under SAP or applicable state insurance regulations, or changes in the method for calculating reserves or capital for our products under the BMA’s regulations, may result in increased reserve requirements.

The NAIC and the BMA also adopt changes to their regulations from time to time, which, depending on the scope of the change, could materially affect our financial condition and results of operations. See “Item 1. Business – Regulatory – Insurance Regulation.”

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

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital our insurance subsidiaries must hold to support business growth, changes in reserving requirements, such as principles-based reserving, our inability to obtain reserve relief, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments that do not get hedge accounting treatment, changes in interest rates and foreign currency exchange rates, as well as changes to the NAIC RBC formulas. The RBC ratio is also affected by the product mix of the in-force book of business (i.e., the amount of business without guarantees is not subject to the same level of reserves as the business with guarantees). In extreme scenarios of equity market declines, the amount of additional statutory reserves that we are required to hold for our VUL guarantees and variable annuity guarantees may increase at a rate greater than the rate of change of the markets. Increases in reserves reduce the statutory surplus used in calculating our RBC ratios. Most of these factors are outside of our control. Our credit and insurer financial strength ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiaries. The RBC ratio of LNL is an important factor in the determination of the credit and financial strength ratings of LNC and its subsidiaries, and changes in statutory capital and RBC ratios have in the past influenced, and may in the future influence, ratings agency decisions to downgrade certain ratings and/or revise their ratings outlooks. See “Item 1. Business – Financial Strength Ratings” and “Liquidity and Capital Resources – Ratings” in the MD&A for more information on our ratings and ratings outlooks.

In addition, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital we must hold in order to maintain our current ratings. For example, in November 2023, S&P implemented changes to its insurer RBC capital adequacy model, which altered the amount of statutory capital we are required to hold in certain scenarios in order to maintain our current ratings. To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, we may seek to raise additional capital through public or private equity or debt financing, which may be on terms not as favorable as in the past.

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

An inability to access our credit facilities or committed repurchase facilities could result in a reduction in our liquidity, which in turn could lead to downgrades in our credit and financial strength ratings.

We rely on our credit facilities and committed repurchase facilities as a potential source of liquidity. We also use the credit facilities as a potential backstop to provide statutory reserve credit to our insurance subsidiaries, including LNL. If we were unable to access our facilities in such circumstances, it could materially impact LNL’s capital and liquidity position. The availability of these facilities could be critical to our credit and financial strength ratings and our ability to meet our obligations as they come due in a market when alternative sources of credit are tight.

In addition, our failure to comply with the covenants in the facilities or fulfill the conditions to borrowings, or the failure of lenders to fund their lending commitments (whether due to insolvency, illiquidity or other reasons) in the amounts provided for under the terms of the facilities, would restrict our ability to access these facilities when needed and, consequently, could have a material adverse effect on our financial condition and results of operations.

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

The sensitivity of our statutory reserves and surplus established for our variable annuity base contracts and riders and VUL and RILA contracts to changes in the equity markets will vary depending on the magnitude of the decline. The sensitivity will be affected by the level of account balances relative to the level of guaranteed amounts, product design and reinsurance. Statutory reserves for variable annuities depend upon the cumulative equity market impacts on the business in force, and therefore, result in non-linear relationships with respect to the level of equity market performance within any reporting period.

The assumptions and estimates we use in connection with establishing and carrying our reserves are inherently uncertain. Accordingly, we cannot determine with precision the ultimate amount or the timing of the payment of actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level we assume prior to payment of benefits or claims. If our actual experience is different from our assumptions or estimates, our reserves may prove to be inadequate in relation to our estimated future benefits and claims, which would adversely affect our financial condition and results of operations. In addition, increases in reserves have a negative effect on income from operations in the quarter incurred and could also have a negative impact in future periods. For example, in the third quarter of 2022, we incurred a substantial charge related to the company’s annual review of reserve assumptions. This charge also impacted our statutory capital in the fourth quarter of 2022. For information on our most recent annual assumption review conducted in the third quarter of 2024, see “Summary of Critical Accounting Estimates – Annual Assumption Review” in MD&A.

We may be required to recognize an impairment of our goodwill or to establish a valuation allowance against our deferred income tax assets.

If our businesses do not perform well and/or their estimated fair values decline or the price of our common stock does not increase, we may be required to recognize an impairment of our goodwill or to establish a valuation allowance against the deferred income tax asset, which could have a material adverse effect on our results of operations and financial condition. For example, during the third quarter of 2022, we recorded goodwill impairment of $634 million related to our Life Insurance segment. Future reviews of goodwill could result in an impairment of goodwill, and such write-downs could have a material adverse effect on our net income and book value, although they would not affect the statutory capital of our insurance subsidiaries. For more information on goodwill, see “Summary of Critical Accounting Estimates – Goodwill and Other Intangible Assets” in the MD&A and Note 8.

If, based on available information, including about the performance of a business and its ability to generate future capital gains, we determine that it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. Such valuation allowance could have a material adverse effect on our results of operations and financial condition. For more information on our deferred income tax assets, see Note 22.

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

During periods of market disruption or rapidly-changing market conditions, such as significantly rising or sustained high interest rates, rapidly widening credit spreads or illiquidity, or infrequent trading, or when market data is limited, our investments may become less liquid and we may base our valuations on less-observable and more subjective inputs, assumptions, or methods that may result in estimated fair values that significantly vary by period, and may exceed the investment’s sale price. Decreases in the estimated fair value of our securities may harm our results of operations or financial condition. See “Summary of Critical Estimates – Investments” in the MD&A for additional information.

Significant adverse mortality experience may result in the loss of, or higher prices for, reinsurance, which could adversely affect our profitability.

We reinsure a portion of the mortality risk on fully underwritten, newly issued, individual life insurance contracts. We regularly review retention limits for continued appropriateness, and they may be changed in the future. In the event that we experience adverse mortality experience, a significant portion of that is reimbursed by our reinsurers. Prolonged or severe adverse mortality experience could result in increased reinsurance costs and, ultimately, reinsurers being unwilling to offer future coverage. If we are unable to maintain our current level of reinsurance or obtain new reinsurance protection at comparable rates to what we are paying currently, we may have to accept an increase in our net exposures or revise our pricing to reflect higher reinsurance premiums or both. If this were to occur, we may be exposed to reduced profitability and cash flow strain or we may not be able to price new business at competitive rates.

Pandemics and other catastrophes have impacted, and may in the future, adversely impact liabilities for contract holder claims.

Our insurance operations are exposed to the risk of catastrophic mortality and morbidity, such as that caused by a pandemic, an act of terrorism, natural disaster or other event that causes a large number of deaths, injuries or illnesses. In addition, in our group insurance operations, an event that affects the workplace of one or more of our group insurance customers, such as a pandemic or a natural disaster, could also cause a significant loss due to concentrated mortality or morbidity claims. For example, due to the COVID-19 pandemic that emerged in the first quarter of 2020, we experienced higher mortality claim payments due to an elevation in claim incidence. In addition, we experienced an increase in short-term and long-term disability claims related to the pandemic that negatively impacted our earnings. The likelihood, timing or severity of a future pandemic or other catastrophe cannot be predicted. Additionally, the impact of climate change has caused, and may continue to cause, changes in weather patterns, resulting in more severe and more frequent natural disasters such as forest fires, hurricanes, tornados, floods and storm surges. Future pandemics or other catastrophic events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.

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

We follow the insurance practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by our insurance subsidiaries (known as “ceding”). As of December 31, 2024, we ceded $1.0 trillion of life insurance in force to reinsurers for reinsurance protection. Although reinsurance does not discharge our subsidiaries from their primary obligation to pay contract holders for losses insured under the policies we issue, reinsurance does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk. For more information regarding our reinsurance arrangements and exposure, see “Reinsurance” in the MD&A and Note 7.

The collectability of reinsurance is largely a function of the solvency of the individual reinsurers. We perform due diligence on all reinsurers, including, but not limited to, a review of creditworthiness prior to entering into any reinsurance transaction, and we review our reinsurers on an ongoing basis to monitor credit ratings. To support balances due and allow reserve credit when reinsurance is obtained from reinsurers not authorized to transact business in the applicable jurisdictions, we also require assets in trust, LOCs or other acceptable collateral. Despite these measures, the insolvency, inability or unwillingness to make payments under the terms of a reinsurance contract by a large reinsurer or multiple reinsurers could have a material adverse effect on our results of operations and financial condition. For information on reinsurance-related credit losses, see Note 7.

Reinsurers also may attempt to increase rates with respect to our existing reinsurance arrangements. The ability of our reinsurers to increase rates depends upon the terms of each reinsurance contract. Some of our reinsurance contracts contain provisions that limit the reinsurer’s ability to increase rates on in-force business. An increase in reinsurance rates may affect the profitability of our insurance business. Additionally, such a rate increase could result in our recapture of the business, which may result in a need for additional reserves and increase our exposure to claims. In recent years, we have faced a number of rate increase actions on in-force business, and reinsurers have in the past initiated, and may in the future initiate, legal proceedings against us. Our management of these rate increase actions and the outcomes of legal proceedings have not to date had a material effect on our results of operations or financial condition, but we can make no assurance regarding the impact of future rate increase actions or outcomes of future legal proceedings.

Competition for our employees is intense, and we may not be able to attract and retain the highly skilled people we need to support our business.

Our success depends, in large part, on our ability to attract and retain qualified employees. Intense competition exists for employees with demonstrated ability, and the competition for talent has increased in recent years. In addition, opportunities to work remotely have expanded the reach of recruiters and options for employees. As a result of this competition, we may be unable to hire or retain the qualified employees we need to support our business. Further, the unexpected loss of services of one or more of our key employees could have a material adverse effect on our operations due to their skills, knowledge of our business, their years of industry experience and the potential difficulty of promptly finding qualified replacement employees. We compete with other financial institutions primarily on the basis of our products, compensation, support services and financial condition. Sales in our businesses and our results of operations and financial condition could be materially adversely affected if we are unsuccessful in attracting and retaining employees, including wholesalers, as well as independent distributors of our products.

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

Publicly reported cybersecurity vulnerabilities, threats and incidents have increased over recent periods, including a proliferation of ransomware attacks, nation-state remote technology worker fraud and AI-enhanced cyberattacks. Although our computer systems have in the past been, and will likely in the future be, subject to or targets of unauthorized or fraudulent access, to date, we have not had a material security breach. While we employ a robust and tested information security program, the preventative actions we take to reduce the incidence and severity of cyber incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyberattacks, including ransomware, malware and enhanced-AI attacks, attacks targeting or impersonating remote workers, compromised credentials, fraud, other security breaches or other unauthorized access to our computer systems, and, given the increasing sophistication of cyberattacks, in some cases, such incidents could occur and persist for an extended period of time without detection. As a result, there can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it will be detected in a timely manner or that it can be sufficiently remediated. Such an occurrence may impede or interrupt our business operations, adversely affect our reputation or lead to increased expense, any of which could adversely affect our business, financial condition and results of operations.

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

For more information on our cybersecurity risk management and strategy and governance, see “Item 1C. Cybersecurity.” We are also subject to information security laws and regulations that impose governance and compliance obligations applicable to our business. For more information, see “Item 1. Business – Regulatory – Privacy, Artificial Intelligence and Cybersecurity Regulation.”

We are subject to third-party information system and other operational risks due to our reliance on third-party vendors and suppliers and the outsourcing of certain of our business operations.

Third parties perform significant services on our behalf, and, in recent years, consistent with competitor practices, we have increased our level of outsourcing to third parties for the execution of certain of our business operations, including certain customer service operations and certain system functionality (e.g., build and maintenance). Our third-party service providers and vendors are subject to the same or similar risks as we are, including information system interruptions, breaches in security, failure of disaster recovery systems, and inadequate data management or privacy protections. The failure of such third parties’ computer systems and/or their disaster recovery plans for any reason might cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Although we conduct due diligence, negotiate contractual provisions and, in many cases, conduct periodic reviews of our vendors and other third party suppliers with whom we contract and who we believe may pose a cybersecurity threat to the Company, our customers or our business partners due to the type of services they provide and/or confidential information they may be handling to confirm compliance with our information security standards, we may not be able to effectively monitor or mitigate the information security and privacy risks posed by such third parties. Such third parties’ computer systems have in the past been, and will likely in the future be, subject to or targets of unauthorized or fraudulent access; however, to date, our business, financial condition and results of operations have not been materially affected by such a cybersecurity incident at a third party. The occurrence of such a failure, interruption or security breach of the systems of third parties could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers, clients, agents and revenues and otherwise adversely affect our business and financial results.

In addition, one or more of our third-party suppliers or vendors may experience an operational disruption and, if any such event does occur, it may not be adequately addressed, either operationally or financially, by the third party. Certain of our third-party vendors and suppliers may have limited indemnification obligations or may not have the financial capacity to satisfy their indemnification obligations. Financial or operational difficulties of a vendor could also impair our operations if those difficulties interfere with the vendor’s ability to serve us. Additionally, some of our outsourcing arrangements are located overseas and, therefore, are subject to risks unique to the regions in which they operate. If a critical vendor, or critical number of vendors, is unable to meet our needs in a timely manner, if the services provided by such a vendor or vendors are terminated or otherwise delayed and if we are not able to develop alternative sources for these services quickly and cost-effectively, or if we are not able to cost-effectively maintain or renew our contracts with such vendor or vendors, it may adversely affect our business and financial results.

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

We may from time to time dispose of business or blocks of in-force business through outright sales, reinsurance transactions or by alternate means. For example, in May 2024, we completed the sale of our wealth management business. After a disposition, we may remain liable to the acquirer or to third parties for certain losses or costs arising from the divested business or on other bases. We also may not realize the anticipated profit on a disposition or incur a loss on the disposition. In anticipation of any disposition, we may need to restructure our operations, which could disrupt such operations and affect our ability to recruit key personnel needed to operate and grow such business pending the completion of such transaction. In addition, the actions of key employees of the business to be divested could adversely affect the success of such disposition as they may be more focused on obtaining employment, or the terms of their employment, than on maximizing the value of the business to be divested. Furthermore, transition services or tax arrangements related to any such disposition could further disrupt our operations and may impose restrictions, liabilities, losses or indemnification obligations on us. Depending on its particulars, a disposition could increase our exposure to certain risks, such as by decreasing the diversification of our sources of revenue. Moreover, we may be unable to timely dissolve all contractual relationships with the divested business in the course of the proposed transaction, which may materially adversely affect our ability to realize value from the disposition. Such disposition could also adversely affect our internal controls and procedures and impair our relationships with key customers, distributors and suppliers. An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, financial condition and results of operations.

Covenants and Ratings

A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors.

A downgrade of the financial strength rating of one of our insurance subsidiaries could affect our competitive position in the insurance industry by making it more difficult for us to market our products, as potential customers may select companies with higher financial strength ratings, and by leading to increased withdrawals by current customers seeking companies with higher financial strength ratings. This could lead to a decrease in fees as net outflows of assets increase, and therefore, result in lower fee income and lower spread income. Furthermore, sales of assets to meet customer withdrawal demands could also result in losses, depending on market conditions. The interest rates we pay on our borrowings are largely dependent on our credit ratings. A downgrade of our debt ratings could affect our ability to raise additional debt, including bank lines of credit, with terms and conditions similar to our current debt, and accordingly, likely increase our cost of capital.

Our ratings and the ratings of our insurance subsidiaries are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that our insurance subsidiaries or we can maintain our current ratings. See “Item 1. Business – Financial Strength Ratings” and “Liquidity and Capital Resources – Ratings” in the MD&A for a description of our ratings. See also “Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” above.

Certain blocks of our insurance business purchased from third-party insurers under indemnity reinsurance agreements may require us to place assets in trust, secure letters of credit or return the business, if the financial strength ratings and/or capital ratios of certain insurance subsidiaries are not maintained at specified levels.

Under certain indemnity reinsurance agreements, two of our insurance subsidiaries, LNL and LLANY, provide 100% indemnity reinsurance for the business assumed; however, the third-party insurer, or the “cedent,” remains primarily liable on the underlying insurance business. These indemnity reinsurance arrangements require that our subsidiary, as the reinsurer, maintain certain insurer financial strength ratings and capital ratios. If these ratings or capital ratios are not maintained, depending upon the reinsurance agreement, the cedent may recapture the business, or require us to place assets in trust or provide LOCs at least equal to the relevant statutory reserves. As of December 31, 2024, LNL’s and LLANY’s financial strength ratings and RBC ratios exceeded the ratings and ratios required under each agreement. See “Item 1. Business – Financial Strength Ratings” for a description of our financial strength ratings. See “Reinsurance” in the MD&A for additional information on these indemnity reinsurance agreements.

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

We hold certain investments that may lack liquidity, such as privately placed securities, mortgage loans on real estate, policy loans, limited partnership interests and other investments. These asset classes represented 39% of the carrying value of our total investments as of December 31, 2024. If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return collateral in connection with our investment portfolio, derivatives transactions or securities lending activities, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

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

The amount and timing of income from certain investments can be uneven, and their valuations infrequent or volatile, which can impact the amount of income we record or lead to lower-than-expected returns, and thereby adversely impact our earnings.

We invest a portion of our investments in investment funds, many of which make private equity investments. The amount and timing of income from such investment funds tends to be uneven as a result of the performance of the underlying investments, including private equity investments. The timing of distributions from the funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. In addition, because these funds, and private equity investments, do not trade on public markets and indications of realizable market value may not be readily available, valuations can be infrequent and/or more volatile. As a result, the amount of income that we record from these investments can vary substantially from quarter to quarter, and a sudden or sustained decline in the markets or valuation of one or more substantial investments could result in lower-than-expected returns earned by our investment portfolio and thereby adversely impact our earnings.

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

Our businesses are intensely competitive. We compete based on a number of factors, including name recognition, service, investment performance, product features, price, perceived financial strength and claims-paying and credit ratings. Our competitors include insurers, broker-dealers, asset managers, hedge funds and other financial institutions. A number of our business units face competitors that have greater market share, offer a broader range of products or have higher financial strength or credit ratings than we do. In recent years, there has been consolidation and convergence among companies in the financial services industry resulting in increased competition from large, well-capitalized financial services firms. Many of these firms also have been able to increase their distribution systems through mergers or contractual arrangements. Furthermore, larger competitors may have lower operating costs and an ability to absorb greater risk while maintaining their financial strength ratings, thereby allowing them to price their products more competitively. Our customers and clients may engage other financial service providers, and the resulting loss of business may harm our results of operations or financial condition.

The sales representatives through which LFD distributes our products are not captive and may sell products of our competitors.

We distribute our annuity and life insurance products through independent sales representatives and other intermediaries. These representatives are not captive, which means they may also sell our competitors’ products. If our competitors offer products that are more attractive than ours or pay higher commission rates to the sales representatives than we do, these representatives may concentrate their efforts in selling our competitors’ products instead of ours.

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

Supplier Risk Management and Strategy

Within the governance, risk and compliance division of our Information Security team, we operate a formal supplier security assessment program, with a team dedicated to evaluating the cybersecurity risk associated with third-party suppliers with whom we have contracted and who we believe may pose a cybersecurity threat to the Company, our customers or our business partners due to the type of services they provide and/or confidential information they may be handling. This team assesses the security posture of the supplier, as well as the security of the systems and services provided. In addition, the team works closely with our procurement and legal teams to help ensure that appropriate security requirements are included in our contractual arrangements with the suppliers. The team conducts an assessment both at the outset of the engagement of a new supplier, and then periodically thereafter, based on assigned risk levels, as well as in the event of any new services or changes to the engagement. The Information Security team’s process for conducting periodic security reviews of third parties is a component of our operational risk management team’s broader periodic review of third parties.

Risks from Cybersecurity Threats

Although our computer systems and the computer systems of third parties on which we rely have in the past been, and will likely in the future be, subject to or targets of unauthorized or fraudulent access, to date the Company, including our business strategy, results of operations or financial condition, has not been materially affected by a cybersecurity breach. There are risks from cybersecurity threats that if they were to occur could materially affect the Company, including its business strategy, results of operations or financial condition, as discussed in “Item 1A. Risk Factors – Operational Matters – Our information systems may experience interruptions, breaches in security and/or a failure of disaster recovery systems that could result in a loss or disclosure of confidential information, damage to our reputation, impairment of our ability to conduct business effectively and increased expenses,” “Item 1A. Risk Factors – Operational Matters – We are subject to third-party information system and other operational risks due to our reliance on third-party vendors and suppliers and the outsourcing of certain of our business operations” and “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Compliance with existing and emerging privacy laws and regulations could result in increased compliance costs and/or lead to changes in business practices and policies, and any failure to protect the confidentiality of personal information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.”

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

The Information Security organization is led by our CISO. The head of each of the four divisions of our Information Security team reports directly to the CISO. The CISO reports directly to the Company’s Chief Information Officer (“CIO”), who is a member of the Company’s Senior Management Committee. As a result, all information security personnel report into the CISO, and ultimately the CIO. The CISO also reports indirectly to the Audit Committee of the Board of Directors. Biannually, the CISO reports to the Audit Committee on the cybersecurity risks facing the Company and cybersecurity developments generally. In addition, as discussed above, the Company’s Internal Audit team reports to the Audit Committee the results of its annual security audit focused on cybersecurity risks. The Company’s Chief Compliance Officer reports key Privacy risk indicators and statistics (including those related to cybersecurity risks) to the Audit Committee on a quarterly basis.

Our current CISO has over 20 years of experience in the field of cybersecurity and holds a Certified Information Security Systems Professional designation. The CISO has a staff of more than 100 employees dedicated to protecting the data and systems belonging to the Company, our customers, business partners and consumers.

Item 2. Properties

As of December 31, 2024, LNC and our subsidiaries owned or leased 2.3 million square feet of office and other space. We leased 0.2 million square feet of office space in Radnor, Pennsylvania, for our corporate center and for LFD. We leased 0.6 million square feet of office space in Fort Wayne, Indiana, primarily for our Annuities and Retirement Plan Services segments. We owned 0.8 million square feet of office space in Greensboro, North Carolina, primarily for our Life Insurance segment. We owned or leased 0.3 million square feet of office space in Omaha, Nebraska, and 0.1 million square feet in Dover, New Hampshire, primarily for our Group Protection segment. An additional 0.3 million square feet of office space is leased in other U.S. cities for branch offices.

Item 3. Legal Proceedings

For information regarding legal proceedings, see “Regulatory and Litigation Matters” in Note 17, which is incorporated herein by reference.

Item 4.  Mine Safety Disclosures

Not applicable.

Information About our Executive Officers

Our Executive Officers as of February 13, 2025, were as follows:

Name	Age (1)	Position with LNC and Business Experience During the Past Five Years

Ellen G. Cooper	60
President, Chief Executive Officer and Director (since May 2022); Chairman of the Board of Directors (since May 2023). Until May 2022, Executive Vice President (since August 2012), Head of Enterprise Risk (since 2019) and Head of Annuity Solutions Group (since March 2021). Chief Investment Officer (August 2012 - November 2021).

Craig T. Beazer	57
Executive Vice President and General Counsel (since December 2020). Executive Vice President, General Counsel (January 2020 - December 2020) and Secretary (July 2019 - December 2020), KeyCorp, a bank-based financial services company. Deputy General Counsel, KeyCorp (July 2018 - January 2020).

Jayson R. Bronchetti	45
Executive Vice President (since May 2022), Chief Investment Officer (since November 2021) and Head of Hedging (since May 2023) and Sustainability (since May 2022), and President, Lincoln Investment Advisors Corporation (2) (since March 2016). Head of Risk (May 2022 - May 2023). Head of Corporate Fixed Income (February 2020 - November 2021). Managing Director, Head of Manager Selection & Research (July 2015 - March 2016).

Jennifer Charters	52	Executive Vice President and Chief Information Officer (since November 2024). Executive Vice President and Chief Information Officer, Flagstar Bank (June 2018 - August 2024).

John C. Kennedy	58
Executive Vice President (since March 2021) and Chief Distribution and Brand Officer (assuming the role of head of distribution in March 2021 and the role of head of brand in March 2022), and President, LFD (2) (since March 2021). Senior Vice President and Head of Retirement Solutions Distribution for LFD (September 2009 - March 2021).

Brian Kroll	63	Executive Vice President, Head of Retail Life and Annuity Solutions (since May 2024). Senior Vice President, Head of Annuity Solutions (April 2011 - July 2022).

Christopher Neczypor	44
Executive Vice President and Chief Financial Officer (since February 2023). Until February 2023, Executive Vice President and Chief Strategy Officer (since November 2021). Senior Vice President and Head of Alternatives, Structured Credit and Investment Strategy (2020 - November 2021). Senior Vice President and Head of Investment Risk and Strategy (April 2018 - 2020).

Andrew D. Rallis	62	Executive Vice President and Chief Risk Officer (since May 2023). Executive Vice President and Global Chief Actuary (July 2012 - May 2023), MetLife, Inc.

James Reid	58
Executive Vice President and President, Workplace Solutions (since August 2022). President and Chief Executive Officer (April 2021 - August 2022), Versant Health, a managed vision care company. Executive Vice President and Head of Global Employee Benefits (January 2016 - March 2021), MetLife, Inc.

Sean N. Woodroffe	61
Executive Vice President and Chief People, Culture and Communications Officer (since May 2023). Senior Executive Vice President and Chief People Officer (March 2018 - April 2023), TIAA, a financial service provider.

(1)    Age shown is based on the officer’s age as of February 13, 2025.
(2)    Denotes an affiliate of LNC.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)    Stock Market and Dividend Information

Our common stock is traded on the New York stock exchange under the symbol LNC. As of February 13, 2025, the number of shareholders of record of our common stock was 4,985. The dividend on our common stock is declared each quarter by our Board of Directors if we are eligible to pay dividends and the Board determines that we will pay dividends. In determining dividends, the Board takes into consideration items such as our financial condition, including current and expected earnings, projected cash flows and anticipated financing needs. For potential restrictions on our ability to pay dividends, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Restrictions on Subsidiaries’ Dividends” and Note 23 in the accompanying notes to the consolidated financial statements presented in “Item 8. Financial Statements and Supplementary Data.”

For information on securities authorized for issuance under equity compensation plans, see “Part III – Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Securities Authorized for Issuance Under Equity Compensation Plans,” which is incorporated herein by reference.

(b)    Not Applicable

(c)    Issuer Purchases of Equity Securities

The following summarizes purchases of equity securities by the issuer during the quarter ended December 31, 2024 (dollars in millions, except per share data):

			(c) Total Number	(d) Approximate Dollar
	(a) Total		of Shares	Value of Shares
	Number	(b) Average	Purchased as Part of	that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs (2)	Plans or Programs (2)
10/1/24 – 10/31/24	–	$–	–	$714

11/1/24 – 11/30/24	–	–	–	714

12/1/24 – 12/31/24	–	–	–	714

(1) Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes. For the quarter ended December 31, 2024, there were no shares purchased as part of publicly announced plans or programs.
(2) On November 10, 2021, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.5 billion. As of December 31, 2024, our remaining security repurchase authorization was $714 million. The security repurchase authorization does not have an expiration date. The amount and timing of share repurchases depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital. Our stock repurchases may be effected from time to time through open market purchases or in privately negotiated transactions and may be made pursuant to an accelerated share repurchase agreement or Rule 10b5-1 plan.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations(“MD&A”) is intended to help the reader understand the financial condition as of December 31, 2024, compared with December 31, 2023, and the results of operations in 2024 and 2023 compared with the immediately preceding year of Lincoln National Corporation and its consolidated subsidiaries. Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.

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
•Legislative, regulatory or tax changes, both domestic and foreign, that affect: the cost of, or demand for, our subsidiaries’ products; the required amount of reserves and/or surplus; our ability to conduct business; our affiliate reinsurance arrangements; and restrictions on the payment of revenue sharing and 12b-1 distribution fees;
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
•Interruption in or failure of the telecommunication, information technology or other operational systems of the Company or the third parties on whom we rely or failure to safeguard the confidentiality or privacy of sensitive data on such systems, including from cyberattacks or other breaches in security of such systems;
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

INTRODUCTION

Executive Summary

We are a holding company that operates multiple insurance and retirement businesses through subsidiary companies. We sell a wide range of wealth accumulation, wealth protection, group protection and retirement income products and solutions through our four business segments:

•Annuities;
•Life Insurance;
•Group Protection; and
•Retirement Plan Services

We also have Other Operations, which includes the financial results for operations that are not directly related to the business segments. See “Part I – Item 1. Business” above for a discussion of our business segments and products.
In this report, in addition to providing consolidated net income (loss), we also provide income (loss) from operations because we believe it is a meaningful measure of the profitability of our business segments and Other Operations. Income (loss) from operations is the financial performance measure we use to evaluate and assess the results of our segments and Other Operations. Accordingly, we define and report income (loss) from operations by segment in Note 19. Our management believes that income (loss) from operations explains the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in and performance of our current businesses. Certain items are excluded from income (loss) from operations because they are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and, in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments.

We provide information about our business segments’ and Other Operations’ operating revenue and expense line items, key drivers of changes and historical details underlying the line items below. For factors that could cause actual results to differ materially from those set forth, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

Industry Trends

Below is a discussion of certain trends impacting our business and industry:

Interest Rate Environment

During 2024, the Federal Reserve lowered the federal funds rate target range by 100 basis points to a range of 4.25% to 4.50%, stating that it had gained greater confidence that inflation was moving sustainably towards its target level of 2%. At the January 2025 meeting, the Federal Reserve decided to maintain the current federal funds target range.

While the federal funds rate target range decreased during 2024, we continue to experience an elevated interest rate environment. We continue to be proactive in our investment strategies, product designs, crediting rate strategies, expense management actions and overall asset-liability practices to mitigate the risk of unfavorable consequences in this interest rate environment. As a result of the elevated interest rate environment, sales of fixed annuities, fixed-indexed annuities and registered index-linked annuities (“RILA”) products increased across the industry. With the elevated interest rate environment expected to persist into 2025, these industry sales trends may continue in 2025.

We have provided disclosures around risks related to changes in interest rates in “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements,” “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates and sustained high interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals and surrenders,” “Summary of Critical Accounting Estimates – Annual Assumption Review – Long-Term New Money Investment Yield Sensitivity” below and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

Regulatory Environment

U.S.-domiciled insurance entities are regulated at the state level, while certain products and services are also subject to federal regulation. Our Bermuda-based reinsurance subsidiary is licensed in Bermuda and is subject to regulations established by the Bermuda Monetary Authority (“BMA”). In addition, our Barbados-based reinsurance subsidiary is regulated by the Barbados Financial Services Commission. Regulators may refine capital requirements and introduce new reserving standards for the insurance industry. Regulations recently adopted or currently under review can potentially affect the capital requirements and profitability of the industry and result in increased regulation and oversight for the industry. See “Part I – Item 1. Business – Regulatory” and “Part I – Item 1A. Risk Factors – Legislative, Regulatory and Tax” for a discussion of regulatory developments that may impact the Company and the associated risks.

Significant Operational Matters

Throughout 2024, we executed against our strategic priorities of strengthening our balance sheet, improving our operational efficiency, increasing free cash flow and focusing on profitable growth. Notable actions in 2024 include the following:

•In the first quarter of 2024, we completed the issuance of $350 million of fixed-rate senior notes and used the net proceeds to pre-fund the repayment of our senior notes due in 2025. Also, we refinanced our term loan in the third quarter of 2024, extending the maturity date to 2027.
•We continued to focus on expense management, and, in the first quarter of 2024, we reduced our workforce by approximately 5% to streamline our organizational structure, improve operational efficiency and reduce expenses.
•We received $723 million in cash in 2024 with the close of the sale of all of the ownership interests in the subsidiaries of the Company that comprised the Company’s wealth management business operated through Lincoln Financial Network (“LFN”) to Osaic Holdings, Inc. (“Osaic”). The proceeds were primarily used to increase The Lincoln National Life Insurance Company’s (“LNL”) risk-based capital (“RBC”) ratio above the Company’s target of 400%, and we used a portion of the proceeds to reduce our leverage ratio. For additional information, see “Results of Annuities” and “Liquidity and Capital Resources – Holding Company Sources and Uses of Liquidity and Capital – Subsidiaries’ Capital” below and Note 1.
•We continued to focus on improving free cash flow through increasing our affiliate reinsurance capacity with the execution of affiliate reinsurance transactions during 2024 with Lincoln Pinehurst Reinsurance Company (Bermuda) Limited (“LPINE”), a wholly owned subsidiary of LNC that operates as a Bermuda-based life and annuity reinsurance company. For additional information, see “Liquidity and Capital Resources – Holding Company Sources and Uses of Liquidity and Capital – Subsidiaries’ Capital” below.
•In the fourth quarter of 2024, LNL established a funding agreement-backed notes program pursuant to which LNL may issue funding agreements to a special purpose statutory trust for spread lending purposes. In January 2025, LNL issued a $500 million funding agreement with an annual fixed interest rate of 5.3%, maturing January 2030.

We continue to focus on the following actions in 2025:

•Growing our industry-leading wholesale distribution through Lincoln Financial Distributors, which distributes our annuities and life insurance products as well as our retirement plan products and services through financial institutions and other financial intermediaries;
•Making investments in our businesses and product enhancements to grow revenues, drive margin and reduce costs;
•Shifting our new business to a more capital-efficient mix with higher risk-adjusted returns;
•Improving the profitability of our Group Protection business through strategic pricing actions and repositioning our business through targeted segment strategies as part of our longer-term margin expansion initiatives;
•Exploring reinsurance and other strategies to maximize the value of our businesses; and
•Focusing on expense discipline to drive greater operational efficiency and enhance the operating leverage within our business.

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

The following summarizes investments on the Consolidated Balance Sheets carried at fair value by pricing source and fair value hierarchy level (in millions) as of December 31, 2024:

	Quoted
	Prices
	in Active
	Markets for		Significant	Significant
	Identical		Observable	Unobservable
	Assets		Inputs	Inputs		Total
	(Level 1)		(Level 2)	(Level 3)		Fair Value
Priced by third-party pricing services	$419		$76,909	$162		$77,490
Priced by independent broker quotations	–	–	–	5,084	–	5,084
Priced by matrices	–	–	16,743	–		16,743
Priced by other methods (1)	–	–	–	229	–	229
Total	$419		$93,652	$5,475		$99,546

Percent of total	0%		95%	5%		100%

(1) Represents primarily securities for which pricing models were used to compute fair value.

For the categories and associated fair value of our fixed maturity AFS securities classified within Level 3 of the fair value hierarchy as of December 31, 2024 and 2023, see Notes 1 and 14.

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

When the volume and level of activity for an asset or liability has significantly decreased in relation to normal market activity for the asset or liability, we believe that the market is not active. Activities that may indicate a market is not active include fewer recent transactions in the market, price quotations that lack current information and/or vary substantially over time or among market makers, limited public information, uncorrelated indexes with recent fair values of assets and abnormally wide bid-ask spread. As of December 31, 2024, we evaluated the markets that our securities trade in and concluded that none were inactive. We will continue to re-evaluate this conclusion, as needed, based on market conditions.

We use unobservable inputs to measure the fair value of securities trading in less liquid or illiquid markets with limited or no pricing information. We obtain broker quotes for securities such as synthetic convertibles, index-linked certificates of deposit and collateralized debt obligations when sufficient security structure or other market information is not available to produce an evaluation. For broker-quoted only securities, non-binding quotes from market makers or broker-dealers are obtained from sources recognized as market participants. Broker-quoted securities are based solely on receipt of updated quotes from a single market maker or a broker-dealer recognized as a market participant. Our broker-quoted only securities are generally classified as Level 3 of the fair value hierarchy. As of December 31, 2024, we used broker quotes for 18 securities as our final price source, representing less than 1% of total securities owned.

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

Write-downs on real estate and other investments are experienced when the estimated value of the asset is deemed to be less than the carrying value. Write-downs and allowance for credit losses for commercial mortgage loans are established when the estimated value of the asset is deemed to be less than the carrying value. All commercial mortgage loans that are impaired are individually reviewed to determine an appropriate credit loss allowance. Changing economic conditions affect our valuation of commercial mortgage loans. Increasing vacancies, declining rents and the like are incorporated into the allowance for credit losses analysis that we perform for monitored loans and may contribute to an increase in the allowance for credit losses. In addition, we continue to monitor the entire commercial mortgage loan portfolio to identify both current and projected future risk based on reasonable and supportable forecasts. Areas of emphasis include properties that have deteriorating credits or have experienced debt-service coverage and/or loan-to-value (“LTV”) reduction. Where warranted, we have established or increased our allowance for credit losses based upon this analysis.

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

Additional Liabilities for Other Insurance Benefits

We previously issued UL-type contracts where we provided a secondary guarantee to the policyholder. The policy can remain in force, even if the base policy account balance is zero, as long as contractual secondary guarantee requirements have been met. These guaranteed benefits require an additional liability that is calculated based on the application of a benefit ratio (calculated as the present value of total expected benefit payments over the life of the contract from inception divided by the present value of total expected assessments over the life of the contract). These secondary guarantees are reported within future contract benefits on the Consolidated Balance Sheets. The level and direction of the change in reserves will vary over time based on the emergence of the benefit ratio and the level of assessments associated with the contracts. Cash flow assumptions incorporated in a benefit ratio in measuring these additional liabilities for other insurance benefits include mortality rates, morbidity, policyholder behavior (e.g., persistency) and withdrawals based principally on generally accepted actuarial methods and assumptions. During the third quarter of each year, we conduct our comprehensive review of the cash flow assumptions and projection models used in estimating these liabilities and update these assumptions in the calculation of the benefit ratio. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update. See “Annual Assumption Review” below for more information.

For additional information on future contract benefits, see Note 12.

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

Net amount at risk (“NAR”) represents the amount of GLB or GDB in excess of a policyholder’s account balance at the balance sheet date. Underperforming markets increase our exposure to potential benefits with the GLB and GDB riders. A contract with a GDB rider is “in the money” if the policyholder’s account balance falls below the GDB. As of December 31, 2024 and 2023, 8% and 15%, respectively, of all in-force contracts with a GDB rider were “in the money.” A contract with a GLB rider is “in the money” if the policyholder’s account balance falls below the present value of GLB payments, assuming no full surrenders. As of December 31, 2024 and 2023, 17% and 21%, respectively, of all in-force contracts with a GLB rider were “in the money.” However, the only way the policyholder can realize the excess of the present value of benefits over the account balance of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount. If, after the series of withdrawals or income payments, the account balance is exhausted, the policyholder will continue to receive a series of annuity payments. The account balance can also fluctuate with market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account balance.

Many policyholders have both a GLB and GDB present on the same policy. The total NAR represents the greater of GLB NAR and GDB NAR for each policy as only one benefit can be exercised in practice. Details underlying the NAR, net of reinsurance, (in millions) were as follows:

	Annuities		Retirement Plan Services
	As of December 31,		As of December 31,
	2024	2023	2024	2023
GLB NAR	$1,521	$1,805	$1	$1
GDB NAR	686	1,491	2	3
Total NAR	2,126	3,143	3	4

The change in the fair value of MRB assets and liabilities is reported in market risk benefit gain (loss) on the Consolidated Statements of Comprehensive Income (Loss), except for the portion attributable to the change in non-performance risk, which is recognized in other comprehensive income (loss) (“OCI”). The change in the fair value of ceded MRB assets and liabilities, including the changes in our counterparties’ non-performance risks, is reported in market risk benefit gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

MRBs are valued based on a stochastic projection of risk-neutral scenarios that incorporate a spread reflecting our non-performance risk. Ceded MRBs are valued based on a stochastic projection of risk-neutral scenarios that incorporate a spread reflecting our counterparties’ non-performance risk. The scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant and include assumptions for capital markets, lapse, benefit utilization, mortality, risk margin and administrative expenses. These assumptions are based on a combination of historical data and actuarial judgments. The assumption for our own non-performance risk and our counterparties’ non-performance risk for MRBs and ceded MRBs, respectively, are determined at each valuation date and reflect our risk and our counterparties’ risks of not fulfilling the obligations of the underlying liability. The spread for the non-performance risk is added to the discount rates used in determining the fair value from the net cash flows. We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop, we will continue to reassess our assumptions. During the third quarter of each year, we conduct our comprehensive review of the assumptions used in calculating the fair value of these MRBs and update these assumptions on a prospective basis as needed. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update. For information on fair value inputs, see Note 14. See “Annual Assumption Review” below for more information.

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

The following table presents our after-tax estimates of the potential instantaneous effect to net income (loss) that could result from sudden changes that may occur in equity markets and interest rates (in millions) and excludes the net cost of operating the hedge program. The amounts represent the difference between the change in GLB and GDB riders and the change in the fair value of the underlying hedge instruments. These estimates are based upon the balance as of December 31, 2024, net of reinsurance, and the related hedge instruments in place as of that date. The effects presented in the table below are not representative of the aggregate impacts that could result if a combination of such changes to equity market returns and interest rates occurred.

	In-Force Sensitivities
Equity Market Return	-10%	+10%
Hypothetical effect to net income	$(850)	$725
Interest Rates	-25 bps	+25 bps
Hypothetical effect to net income	(350)	325

The actual effects of the results illustrated in the table above could vary significantly depending on a variety of factors, many of which are out of our control, and consideration should be given to the following:

•The analysis is only valid as of December 31, 2024, due to changing market conditions, policyholder activity, hedge positions and other factors;
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

For additional information on MRBs, see Note 9.

Policyholder Account Balances

Policyholder account balances include the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability includes universal life insurance (“UL”) and variable universal life insurance (“VUL”) and investment-type annuity products where account balances are equal to deposits plus interest credited less withdrawals, surrender charges, asset-based fees and policyholder administration charges (collectively known as “policyholder assessments”), as well as amounts representing the fair value of embedded derivative instruments associated with our indexed universal life insurance (“IUL”) and indexed annuity products. During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models underlying our reserves and embedded derivatives and update assumptions as needed. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update. See “Annual Assumption Review” below for more information.

Our indexed annuity and IUL contracts permit the holder to elect a fixed interest rate return or a return where interest credited to the contracts is linked to the performance of the S&P 500® Index or other indices. The value of the variable portion of the policyholder’s account balance varies with the performance of the underlying variable funds chosen by the policyholder. Policyholders may elect to rebalance among the various accounts within the product at renewal dates. At the end of each indexed term, which can be up to six years, we have the opportunity to re-price the indexed component by establishing different participation rates, caps, spreads or specified rates, subject to contractual guarantees. We purchase and sell index options that are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options held generally offsets the change in value of the embedded derivative within the contract, both of which are recorded as a component of realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). The Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC require that we calculate fair values of index options we may purchase or sell in the future to hedge policyholder index allocations in future reset periods. These fair values represent an estimate of the cost of the options we will purchase or sell in the future, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. Changes in the fair values of these liabilities are included as a component of realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). For more information on indexed product derivative results, see Note 20.

For additional information on the liability for policyholder account balances, see Note 11.

Reinsurance Recoverables

Reinsurance recoverables are generally measured and recognized consistent with the assumptions and methodologies used to project the future performance of the underlying direct business as discussed in the “Future Contract Benefits” and “Policyholder Account Balances” sections above. During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models and update assumptions as needed. See “Annual Assumption Review” below for more information. In addition, we consider the potential impact of counterparty credit risks related to the reinsurance recoverable by estimating an allowance for credit losses using a probability of loss model approach to estimate expected credit losses for reinsurance recoverables. For additional information on our allowance for credit losses on reinsurance-related assets, see Note 7.

Annual Assumption Review

During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models used in estimating MRBs, our reserves and embedded derivatives. For more information on our comprehensive review, see Note 1. Details underlying the effect to net income (loss) from our annual assumption review (in millions) were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Income (loss) from operations:
Annuities	$1	$1	$1
Life Insurance	8	(156)	(2,107)
Group Protection	(1)	24	(12)
Retirement Plan Services	–	–	–
Excluded from income (loss) from operations	208	(36)	74
Net income (loss)	$216	$(167)	$(2,044)

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

For the purposes of the evaluation of the carrying value of goodwill, our reporting units correspond with our business segments.

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

As of October 1, 2024 and 2023, we performed our annual quantitative goodwill impairment test for our reporting units (Annuities, Group Protection and Retirement Plan Services), and, as of each such date, the fair value was in excess of the carrying value for each such reporting unit.

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

For more information on goodwill and specifically identifiable intangible assets by segment, see Notes 1 and 8.

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

In August 2022, the Inflation Reduction Act of 2022 was passed by the U.S. Congress and signed into law by President Biden. The Inflation Reduction Act of 2022 established a new 15% corporate alternative minimum tax for corporations whose average adjusted net income for any consecutive three-year period beginning after December 31, 2022, exceeds $1.0 billion. While we have determined that we were not within the scope of the corporate alternative minimum tax for 2023 or 2024, we will continue to evaluate the potential impact of this new alternative minimum tax on our business, results of operations and financial condition in future periods.

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

As of December 31, 2024, we had an approximate $2.2 billion deferred tax asset related to net unrealized losses on fixed maturity available-for-sale (“AFS”) securities. In the assessment of the future realizability of this deferred tax asset, management concluded that its tax planning strategies, including holding these securities to recovery, was prudent and feasible as these unrealized losses were caused by factors other than credit loss, and we have the intent and ability to hold these securities to recovery and collect all of the contractual cash flows.

We may experience an increased likelihood of recording a valuation allowance in the future based on the following factors:

•Adverse global capital and credit market conditions that may impact the value of appreciated securities and the sale of certain corporate assets; and
•Legislative, regulatory or tax changes that may impact the sale of certain corporate assets.

Additionally, as of December 31, 2024, we had a $478 million deferred tax asset related to net operating losses, a $169 million deferred tax asset related to federal income tax credits and a $56 million deferred tax asset related to capital losses generated from the Fortitude Re reinsurance transaction. These deferred tax assets can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. The net operating losses do not expire and can be carried forward indefinitely. The federal income tax credits expire in 10 years. The capital losses can be carried back three years and carried forward five years.

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
For additional information on income taxes, see Note 22.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Years Ended December 31,
	2024	2023 (1)	2022 (1)
Net Income (Loss)
Income (loss) from operations:
Annuities	$1,160	$1,073	$1,161
Life Insurance	(63)	(159)	(2,094)
Group Protection	425	299	41
Retirement Plan Services	163	171	211
Other Operations	(370)	(394)	(401)
Net annuity product features, pre-tax	2,508	68	4,133
Net life insurance product features, pre-tax	(207)	(393)	26
Credit loss-related adjustments, pre-tax	(152)	(80)	(130)
Investment gains (losses), pre-tax	(483)	(959)	20
Changes in the fair value of reinsurance-related embedded derivatives, trading securities and certain mortgage loans, pre-tax (2)	535	(802)	(52)
Impairment of intangibles (3)	–	–	(634)
Gains (losses) on other non-financial assets – sale of
subsidiaries/businesses, pre-tax (4)	582	–	–
Other items, pre-tax (5) (6) (7) (8)	(270)	(55)	(109)
Income tax benefit (expense) related to the
above pre-tax items	(553)	479	(814)
Net income (loss)	$3,275	$(752)	$1,358

(1)    The prior period presentation was recast to conform to the revised definition of income (loss) from operations. See Note 19 for additional information.
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
(3)    See Note 8 for more information.
(4)    For information on the sale of our wealth management business, see Note 1.
(5)    For the year ended December 31, 2024, includes certain legal accruals of $(129) million, primarily attributable to a first quarter 2024 accrual related to the settlement of cost of insurance litigation, and regulatory accruals of $(12) million related to estimated state guaranty fund assessments net of estimated state premium tax recoveries associated with the Bankers Life Insurance Company and Colorado Bankers Life Insurance Company insolvencies (see “State Guaranty Fund Assessments” in Note 17 for more information). For the years ended December 31, 2023 and 2022, includes certain legal accruals of $(12) million and $(147) million, respectively.
(6)    Includes severance expense related to initiatives to realign the workforce of $(74) million and $(7) million for the years ended December 31, 2024 and 2023, respectively.
(7)    Includes transaction and integration costs related to mergers, acquisitions and divestitures of $(40) million and $(34) million for the years ended December 31, 2024 and 2023, respectively.
(8)    Includes deferred compensation mark-to-market adjustment of $(15) million, $(2) million and $38 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Comparison of 2024 to 2023

Net income increased due primarily to the following:

•Higher gain in net annuity product features driven by improvement in the fair value of GLB hedge instruments attributable to the effect of capital markets and higher gain in MRB-related impacts due to higher interest rates, partially offset by less favorable changes in equity markets.
•Favorable changes in the fair value of reinsurance-related embedded derivatives, trading securities and certain mortgage loans in 2024 compared to unfavorable changes in 2023 driven primarily by the fair value of the embedded derivative related to the fourth quarter 2023 reinsurance transaction.
•Gain on other non-financial assets due to the sale of our wealth management business in 2024.
•Favorable impact from our annual assumption review in 2024 compared to unfavorable impact in 2023.
•Lower investment losses driven by losses in 2023 on fixed maturity AFS securities as part of the fourth quarter 2023 reinsurance transaction.
•Growth in average account balances and improvement in our total loss ratio in our Group Protection segment.
•Lower loss in net life insurance product features driven by mark-to-market changes on hedges associated with VUL products.

The increase in net income was partially offset by the following:

•Higher expenses in other items.
•Higher credit loss-related adjustments on our mortgage loans on real estate.

Comparison of 2023 to 2022

Net income decreased due primarily to the following:

•Lower gain in net annuity product features driven by unfavorable changes in the fair value of GLB and GDB hedge instruments in 2023 compared to favorable changes in 2022 attributable to the effect of capital markets and lower gain in MRB-related impacts due to the effect of capital markets.
•Investment losses in 2023 compared to gains in 2022 driven by losses in 2023 on fixed maturity AFS securities as part of the fourth quarter 2023 reinsurance transaction.
•Higher unfavorable changes in the fair value of reinsurance-related embedded derivatives, trading securities and certain mortgage loans driven by the fair value of the embedded derivative related to the fourth quarter 2023 reinsurance transaction.
•Loss in net life insurance product features in 2023 compared to gain in 2022 driven by mark-to-market losses on hedges associated with VUL products.
•Higher compensation-related expenses, partially offset by lower expenses in other items.

The decrease in net income was partially offset by the following:

•Less unfavorable impact from our annual assumption review.
•Goodwill impairment in 2022 in our Life Insurance segment.
•Lower total loss ratio in our Group Protection segment.
•Higher investment income on alternative investments, partially offset by lower prepayment and bond make-whole premiums.

Additional Information

For information on the fourth quarter 2023 reinsurance transaction, see Notes 3 and 7.

For information on the sale of our wealth management business in 2024, see “Results of Annuities” below and Note 1.

For information on the impacts from our annual assumption review, see “Introduction – Summary of Critical Accounting Estimates – Annual Assumption Review” above.

For a discussion of the 2022 goodwill impairment, see “Introduction – Summary of Critical Accounting Estimates – Goodwill and Other Intangible Assets” above.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Operating Revenues
Insurance premiums (1)	$127	$(1,584)	$165
Fee income	2,381	2,196	2,347
Net investment income	1,759	1,734	1,463
Other revenues (2)	629	656	507
Total operating revenues	4,896	3,002	4,482
Operating Expenses
Benefits (1)	143	(1,506)	251
Interest credited	1,536	1,252	894
Policyholder liability remeasurement (gain) loss	2	2	2
Commissions and other expenses	1,827	2,041	1,989
Total operating expenses	3,508	1,789	3,136
Income (loss) from operations before taxes	1,388	1,213	1,346
Federal income tax expense (benefit)	228	140	185
Income (loss) from operations	$1,160	$1,073	$1,161

(1) Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include primarily changes in income annuity reserves driven by insurance premiums.
(2) Consists primarily of revenues attributable to broker-dealer services, which are subject to market volatility and have a comparable offset in commissions and other expenses; and the net settlement related to certain reinsurance transactions, which has a corresponding offset in net investment income and interest credited. On May 6, 2024, we closed the sale of our wealth management business. See Note 1 for more information.

Comparison of 2024 to 2023

Income from operations for this segment increased due primarily to higher fee income driven by higher average daily separate account balances.

The increase in income from operations was partially offset by the following:

•Lower net investment income, net of interest credited, which more than offset impacts from higher average general account balances, improving portfolio yields from the current interest rate environment and higher investment income within our surplus portfolio. The lower net investment income, net of interest credited, was experienced in certain reinsured portfolios that have a corresponding increase in other revenues and decrease in benefits.
•Higher commissions and other expenses, net of broker-dealer expenses, driven by higher trail commissions resulting from higher average daily separate account balances. In addition, we incurred higher broker-dealer expenses in the first quarter of 2024 as a result of a balance sheet true-up in preparation for the close of the sale of the wealth management business.
•Higher federal income tax expense due to unfavorable separate account dividends-received deduction true-ups in 2024 compared to favorable true-ups in 2023.

Comparison of 2023 to 2022

Income from operations for this segment decreased due primarily to the following:

•Lower fee income driven by lower average daily separate account balances.
•Lower net investment income, net of interest credited, reflecting lower prepayment and bond make-whole premiums, which more than offset impacts from higher average general account balances and improving portfolio yields from the current interest rate environment. The lower net investment income, net of interest credited, was experienced in certain reinsured portfolios that have a corresponding increase in other revenues.
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

Additional Information

Effective October 1, 2023, we entered into a reinsurance agreement with Fortitude Reinsurance Company Ltd. (“Fortitude Re”) to reinsure liabilities under certain blocks of in-force fixed annuities. Insurance premiums and benefits within the table above in 2023 reflect the ceding of in-force life-contingent payout fixed annuities that had no income (loss) from operations impact. See Note 7 for more information on the transaction, which improved our capital position and is expected to be accretive to ongoing free cash flow.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.

The other component of net flows relates to the retention of new business and account balances. An important measure of retention is the reduction in account balances caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account balances were 11%, 9% and 7% in 2024, 2023 and 2022, respectively. Our outflow rate increase in 2024 was due primarily to an increase in full surrenders as a result of the elevated interest rate environment and strong equity markets.

Our fixed annuities and RILA have discretionary fixed and indexed crediting rates that reset on an annual or periodic basis and may be subject to surrender charges. Our ability to retain these annuities will be subject to current competitive conditions at the time crediting rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements,” “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates and sustained high interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals and surrenders” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.” For information on the interest rate environment, see “Introduction – Executive Summary – Industry Trends – Interest Rate Environment” above.

Fee Income

Details underlying fee income (in millions) were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Fee Income
Mortality, expense and other assessments (1)	$2,315	$2,143	$2,318
Surrender charges	59	45	24
DFEL:
Deferrals	(18)	(19)	(23)
Amortization	25	27	28
Total fee income	$2,381	$2,196	$2,347

(1) Presented net of GLB and GDB hedge allowance.

We charge policyholders mortality and expense assessments on variable annuity accounts to cover insurance and administrative expenses. These assessments are a function of the rates priced into the product and the average daily separate account balances. Average daily separate account balances are driven by net flows and variable fund returns. Charges on GLB riders are assessed based on a contractual rate that is applied either to the account balance or the guaranteed amount. We allocate a portion of these fees to support the cost of hedging GLB and GDB riders. For more information, see Note 19. We may collect surrender charges when our fixed and variable annuity policyholders surrender their contracts during the surrender charge period to protect us from premature withdrawals.

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real
estate and other, net of investment expenses	$1,592	$1,600	$1,305
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	4	2	31
Surplus investments (2)	154	128	127
Net investment income pertaining to broker-dealer services	9	4	–
Total net investment income	1,759	1,734	1,463

Interest Credited
Amount provided to policyholders	1,524	1,242	880
DSI deferrals	(2)	(5)	(2)
Interest credited before DSI amortization	1,522	1,237	878
DSI amortization	14	15	16
Total interest credited	$1,536	$1,252	$894

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

A portion of our investment income earned is credited to the policyholders of our deferred fixed annuities, the fixed portion of our variable annuities and our RILA contracts. We expect to earn a spread between what we earn on the underlying general account investments supporting the fixed annuities, fixed portion of the variable annuities and RILA contracts and what we credit to our policyholders’ accounts. Changes in commercial mortgage loan prepayments and bond make-whole premiums, investment income on alternative investments and surplus investment income can vary significantly from period to period due to a number of factors and, therefore, may contribute to investment income results that are not indicative of the underlying trends.

Account Balances

Details underlying account balances (dollars in millions) were as follows:

	As of or For the Years Ended
	December 31,
	2024	2023	2022
Separate Account Balance Information (1)
Separate account deposits	$4,765	$2,981	$3,370
Separate account net flows	(9,308)	(7,196)	(5,867)
Separate account balances	117,998	113,355	105,573
Average daily separate account balances	117,278	108,473	114,838
Average daily S&P 500® Index (2)	5,428	4,285	4,100
General Account Balance Information
General account deposits	$8,983	$9,839	$8,462
General account net flows	2,833	5,169	5,530
General account balances (3)	45,613	39,471	37,165
Average general account balances (3)	42,754	39,733	34,754

(1) Excludes the fixed portion of variable annuities and RILA indexed account balances.
(2) We generally use the S&P 500 Index as a benchmark for the performance of our separate account balances. The account balances of our variable annuity contracts are invested by our policyholders in a variety of investment options including, but not limited to, domestic and international equity securities and fixed income, which do not necessarily align with S&P 500 Index performance.
(3) Net of reinsurance.

For more information on account balances, see Notes 10 and 11.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Commissions and Other Expenses
Commissions:
Deferrable	$425	$354	$390
Non-deferrable	690	617	628
General and administrative expenses	495	471	408
Expenses associated with reserve financing
and LOC expenses	25	12	4
Taxes, licenses and fees	40	41	43
Total expenses incurred, excluding broker-dealer	1,675	1,495	1,473
DAC deferrals	(498)	(411)	(449)
Total pre-broker-dealer expenses incurred,
excluding amortization	1,177	1,084	1,024
DAC, VOBA and other amortization:
Amortization	432	433	430
Impact from annual assumption review	(2)	(2)	(1)
Broker-dealer expenses incurred	220	526	536
Total commissions and other expenses	$1,827	$2,041	$1,989

DAC Deferrals
As a percentage of sales/deposits	3.6%	3.2%	3.8%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Operating Revenues
Insurance premiums (1)	$1,149	$1,162	$1,146
Fee income	2,715	3,010	2,995
Net investment income	2,303	2,712	2,587
Operating realized gain (loss)	(6)	(6)	(7)
Other revenues	87	29	26
Total operating revenues	6,248	6,907	6,747
Operating Expenses
Benefits	3,730	4,436	4,071
Interest credited	1,194	1,290	1,310
Policyholder liability remeasurement (gain) loss	163	147	2,854
Commissions and other expenses	1,266	1,265	1,193
Total operating expenses	6,353	7,138	9,428
Income (loss) from operations before taxes	(105)	(231)	(2,681)
Federal income tax expense (benefit)	(42)	(72)	(587)
Income (loss) from operations	$(63)	$(159)	$(2,094)

(1)    Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.

Comparison of 2024 to 2023

Loss from operations for this segment decreased due primarily to the following:

•Lower benefits and policyholder liability remeasurement loss driven by the run-rate impact of the fourth quarter 2023 reinsurance transaction and the impact from our annual assumption review, partially offset by unfavorable mortality due to higher severity related to elevated large claims.
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

Comparison of 2023 to 2022

Loss from operations for this segment decreased due primarily to the following:

•Lower benefits and policyholder liability remeasurement loss driven by less unfavorable impacts from the annual assumption review and the impact of the fourth quarter 2023 reinsurance transaction, respectively, partially offset by higher benefits due to growth in reserves.
•Higher net investment income, net of interest credited, driven by higher investment income on alternative investments, partially offset by lower prepayment and bond make-whole premiums and the impact of the fourth quarter 2023 reinsurance transaction.
•Higher fee income driven by growth in business in force, partially offset by the impact of the fourth quarter 2023 reinsurance transaction.

The decrease in loss from operations was partially offset by higher commissions and other expenses due to higher compensation-related expenses and other costs pertaining to business operations.

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

For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements” and “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates and sustained high interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals and surrenders” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.” For information on the interest rate environment, see “Introduction – Executive Summary – Industry Trends – Interest Rate Environment” above.

Insurance Premiums

Insurance premiums relate to traditional products and are a function of the rates priced into the product and insurance in force. Insurance in force, in turn, is driven by sales, persistency and mortality claims.

Fee Income

Details underlying fee income, sales, net flows, account balances and in-force face amount (in millions) were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Fee Income
Cost of insurance assessments	$2,104	$2,300	$2,258
Expense assessments	1,406	1,495	1,539
Surrender charges	33	32	30
DFEL:
Deferrals	(1,114)	(1,075)	(1,061)
Amortization	287	258	233
Impact from annual assumption review	(1)	–	(4)
Total fee income	$2,715	$3,010	$2,995

	For the Years Ended December 31,
	2024	2023	2022
Sales by Product
IUL/UL	$100	$119	$135
MoneyGuard®	128	98	94
VUL	85	132	163
Term	66	100	177
Executive Benefits	59	93	136
Total sales	$438	$542	$705

Net Flows
Deposits	$5,102	$5,385	$5,821
Withdrawals and deaths	(1,941)	(1,767)	(1,698)
Net flows	$3,161	$3,618	$4,123

Policyholder Assessments	$5,517	$5,476	$5,434

	As of December 31,
	2024	2023	2022
Account Balances (1)
General account	$21,452	$21,403	$32,136
Separate account	23,320	20,088	16,499
Total account balances	$44,772	$41,491	$48,635

In-Force Face Amount
UL and other	$363,950	$365,938	$363,884
Term insurance	714,362	722,620	707,747
Total in-force face amount	$1,078,312	$1,088,558	$1,071,631

	For the Years Ended December 31,
	2024	2023	2022
Average General Account Balances (1)	$21,400	$30,606	$32,284

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

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real
estate and other, net of investment expenses	$1,848	$2,346	$2,366
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	8	6	37
Alternative investments (2)	294	207	48
Surplus investments (3)	153	153	136
Total net investment income	$2,303	$2,712	$2,587

Interest Credited	$1,194	$1,290	$1,310

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

Benefits and Policyholder Remeasurement (Gain) Loss

Details underlying benefits and policyholder remeasurement (gain) loss (dollars in millions) were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Benefits and Policyholder Remeasurement (Gain) Loss
Death claims direct and assumed	$5,960	$5,412	$5,440
Death claims ceded	(2,734)	(2,097)	(2,110)
Reserves released on death	(590)	(622)	(609)
Net death benefits	2,636	2,693	2,721
Change in secondary guarantee life insurance product
reserves:
Change in reserves	393	751	688
Impact from annual assumption review	20	172	2,438
Change in MoneyGuard® reserves:
Change in reserves	573	524	456
Impact from annual assumption review	53	37	167
Change in traditional product reserves:
Change in reserves	141	202	205
Impact from annual assumption review	(84)	(11)	62
Other benefits (1)	161	215	188
Total benefits and policyholder remeasurement
(gain) loss	$3,893	$4,583	$6,925
Death claims per $1,000 of in-force	2.43	2.49	2.66

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Commissions and Other Expenses
Commissions	$461	$571	$698
General and administrative expenses	563	617	554
Expenses associated with reserve financing	96	102	105
Taxes, licenses and fees	135	150	159
Total expenses incurred	1,255	1,440	1,516
DAC and VOBA deferrals	(543)	(671)	(805)
Total expenses recognized before amortization	712	769	711
DAC and VOBA amortization:
Amortization	503	492	482
Impact from annual assumption review	–	–	(4)
Amortization of deferred loss on business sold
through reinsurance (1)	47	–	–
Other intangible amortization	4	4	4
Total commissions and other expenses	$1,266	$1,265	$1,193

DAC and VOBA Deferrals
As a percentage of sales	124.0%	123.9%	114.2%

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

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Operating Revenues
Insurance premiums	$5,145	$5,014	$4,768
Net investment income	348	339	334
Other revenues (1)	224	210	202
Total operating revenues	5,717	5,563	5,304
Operating Expenses
Benefits	4,039	4,020	4,034
Interest credited	6	5	5
Policyholder liability remeasurement (gain) loss	(347)	(288)	(103)
Commissions and other expenses	1,481	1,447	1,316
Total operating expenses	5,179	5,184	5,252
Income (loss) from operations before taxes	538	379	52
Federal income tax expense (benefit)	113	80	11
Income (loss) from operations	$425	$299	$41

(1) Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

	For the Years Ended December 31,
	2024	2023	2022
Income (Loss) from Operations by Product Line
Life	$110	$70	$15
Disability	323	237	27
Dental	(8)	(8)	(1)
Income (loss) from operations	$425	$299	$41

Comparison of 2024 to 2023

Income from operations for this segment increased due primarily to the following:

•Higher insurance premiums due to growth in business in force.
•Lower benefits, net of policyholder liability remeasurement gain, driven by more favorable reported incidence and claim terminations than assumed in our disability business and lower incidence in our life business.

The increase in income from operations was partially offset by higher commissions and other expenses due to incentive compensation as a result of production performance.

Comparison of 2023 to 2022

Income from operations for this segment increased due primarily to the following:

•Higher insurance premiums due to growth in business in force.
•Lower benefits, net of policyholder liability remeasurement gain, driven by more favorable discount rate impacts on new claims, lower incidence in our disability and life businesses and the impact from our annual assumption review.

The increase in income from operations was partially offset by higher commissions and other expenses driven by higher compensation-related expenses and other costs pertaining to business operations and higher commissions due to growth in business in force.

See “Summary of Critical Accounting Estimates – Annual Assumption Review” above for information on our reserve adjustments.

Additional Information

Management compares trends in actual loss ratios to pricing expectations as group-underwriting risks change over time. We expect normal fluctuations in our total loss ratio, as claims experience is inherently volatile. For every one percent increase in the total loss ratio, we would expect an estimated annual decrease to income from operations of $41 million to $45 million. The effects are symmetrical for a comparable decrease in the loss ratio and, therefore, move in an equal and opposite direction.

For information on the effects of current interest rates on our long-term disability claim reserves, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity.” For information on the interest rate environment, see “Introduction – Executive Summary – Industry Trends – Interest Rate Environment” above.

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Insurance Premiums by Product Line
Life	$2,001	$1,938	$1,808
Disability	2,962	2,892	2,763
Dental	182	184	197
Total insurance premiums	$5,145	$5,014	$4,768

Sales by Product Line
Life	392	333	299
Disability	414	311	337
Dental	50	49	40
Total sales	$856	$693	$676

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

Net Investment Income

We use our investment income to offset the earnings effect of the associated build of our reserves, which are a function of our insurance premiums and the yields on our investments. Details underlying net investment income (in millions) were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real
estate and other, net of investment expenses	$269	$268	$254
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	2	1	6
Surplus investments (2)	77	70	74
Total net investment income	$348	$339	$334

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

Benefits, Interest Credited and Policyholder Liability Remeasurement (Gain) Loss

Details underlying benefits, interest credited, policyholder liability remeasurement (gain) loss (in millions) and loss ratios by product line were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Benefits, Interest Credited and Policyholder
Liability Remeasurement (Gain) Loss by
Product Line
Life	$1,424	$1,434	$1,437
Disability	2,134	2,163	2,354
Dental	140	140	145
Total benefits, interest credited and policyholder
liability remeasurement (gain) loss	$3,698	$3,737	$3,936

Loss Ratios by Product Line
Life	71.1%	74.0%	79.5%
Disability	72.1%	74.8%	85.2%
Dental	77.0%	76.1%	73.5%
Total	71.9%	74.5%	82.5%

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims. For additional information on our loss ratios, see “Additional Information” above.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Commissions and Other Expenses
Commissions	$462	$446	$394
General and administrative expenses	870	846	766
Taxes, licenses and fees	138	133	123
Other	3	3	2
Total expenses incurred	1,473	1,428	1,285
DAC deferrals	(135)	(113)	(99)
Total expenses recognized before amortization	1,338	1,315	1,186
DAC amortization	111	100	97
Other intangible amortization	32	32	33
Total commissions and other expenses	$1,481	$1,447	$1,316

DAC Deferrals
As a percentage of insurance premiums	2.6%	2.3%	2.1%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Operating Revenues
Fee income	$292	$262	$261
Net investment income	997	1,012	976
Other revenues (1)	32	36	37
Total operating revenues	1,321	1,310	1,274
Operating Expenses
Interest credited	675	665	629
Commissions and other expenses	460	444	398
Total operating expenses	1,135	1,109	1,027
Income (loss) from operations before taxes	186	201	247
Federal income tax expense (benefit)	23	30	36
Income (loss) from operations	$163	$171	$211

(1) Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of 2024 to 2023

Income from operations for this segment decreased due primarily to the following:

•Lower net investment income, net of interest credited, driven by lower average general account balances and crediting rate increases.
•Higher commissions and other expenses driven by higher trail commissions resulting from higher average daily separate account balances.

The decrease in income from operations was partially offset by higher fee income driven by higher average daily separate account balances.

Comparison of 2023 to 2022

Income from operations for this segment decreased due primarily to higher commissions and other expenses driven by compensation-related expenses and other costs pertaining to business operations.

Additional Information

Net flows in this business fluctuate based on the timing of larger plans being implemented and terminating over the course of the year. New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account balances caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account balances were 14%, 12% and 11% for 2024, 2023 and 2022, respectively.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Net Flows By Market table below as “Multi-Fund® and other”), which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account balances was 13%, 15% and 17% for 2024, 2023 and 2022, respectively. Due to this overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on either a quarterly or semi-annual basis. Our ability to retain quarterly or semi-annual reset annuities will be subject to current competitive conditions at the time crediting rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements” and “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates and sustained high interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals and surrenders” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.” For information on the interest rate environment, see “Introduction – Executive Summary – Industry Trends – Interest Rate Environment” above.

Fee Income

Details underlying fee income (in millions) were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Fee Income
Annuity expense assessments	$214	$191	$192
Mutual fund fees	75	69	68
Total expense assessments	289	260	260
Surrender charges	3	2	1
Total fee income	$292	$262	$261

Our fee income is primarily composed of expense assessments that we charge to cover insurance and administrative expenses, and mutual fund fees earned for services we provide to our mutual fund programs. Fee income is primarily based on average account balances, both general and separate, which are driven by net flows and the equity markets. Fee income is also driven by non-account balance-related items such as participant counts. We may collect surrender charges when our policyholders surrender their contracts during the surrender charge period to protect us from premature withdrawals.

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real
estate and other, net of investment expenses	$917	$935	$883
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	2	1	23
Surplus investments (2)	78	76	70
Total net investment income	$997	$1,012	$976

Interest Credited	$675	$665	$629

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

A portion of our investment income earned is credited to the policyholders of our fixed annuity products, including the fixed portion of variable annuity contracts. We expect to earn a spread between what we earn on the underlying general account investments supporting the fixed annuity product line, including the fixed portion of variable annuity contracts, and what we credit to our policyholders’ accounts. Commercial mortgage loan prepayments and bond make-whole premiums, investment income on alternative investments and surplus investment income can vary significantly from period to period due to a number of factors and, therefore, may contribute to investment income results that are not indicative of the underlying trends.

Account Balances

Details underlying account balances (dollars in millions) were as follows:

	As of or For the Years Ended December 31,
	2024	2023	2022
Separate Account Balance Information (1)
Separate account deposits	$2,225	$2,268	$2,348
Separate account net flows	(1,129)	(240)	11
Separate account balances	21,489	19,668	16,885
Average daily separate account balances	21,003	18,183	17,946
Average daily S&P 500® Index (2)	5,428	4,285	4,100
General Account Balance Information
General account deposits	$3,407	$2,776	$4,012
General account net flows	(1,088)	(1,718)	433
General account balances	23,619	23,784	25,138
Average general account balances	23,603	24,502	24,558
Mutual Fund Account Balance Information
Mutual fund deposits	$9,106	$6,734	$6,542
Mutual fund net flows	2,329	2,090	2,252
Mutual fund account balances (3)	67,473	57,533	46,707

(1) Excludes the fixed portion of variable annuities.
(2) We generally use the S&P 500 Index as a benchmark for the performance of our separate account balances. The account balances of our variable annuity contracts are invested by our policyholders in a variety of investment options including, but not limited to, domestic and international equity securities and fixed income, which do not necessarily align with S&P 500 Index performance.
(3) Mutual funds are not included in the separate accounts reported on the Consolidated Balance Sheets as we do not have any ownership interest in them.

	For the Years Ended December 31,
	2024	2023	2022
Net Flows By Market
Small market	$(11)	$382	$295
Mid – large market	1,944	1,279	3,601
Multi-Fund® and other	(1,821)	(1,529)	(1,200)
Total net flows	$112	$132	$2,696

For more information on account balances, see Notes 10 and 11.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Commissions and Other Expenses
Commissions:
Deferrable	$4	$4	$4
Non-deferrable	99	83	75
General and administrative expenses	340	341	303
Taxes, licenses and fees	19	19	17
Total expenses incurred	462	447	399
DAC deferrals	(21)	(21)	(21)
Total expenses recognized before amortization	441	426	378
DAC amortization	19	18	20
Total commissions and other expenses	$460	$444	$398

DAC Deferrals
As a percentage of annuity sales/deposits	0.4%	0.4%	0.3%

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

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Years Ended December 31,
	2024	2023 (1)	2022 (1)
Operating Revenues
Insurance premiums (2)	$4	$(921)	$8
Net investment income (3)	110	148	155
Other revenues (4)	46	18	(7)
Total operating revenues	160	(755)	156
Operating Expenses
Benefits	12	(863)	63
Interest credited	32	36	39
Policyholder liability remeasurement (gain) loss	–	(3)	3
Other expenses	246	250	262
Interest and debt expense	336	331	283
Total operating expenses	626	(249)	650
Income (loss) from operations before taxes	(466)	(506)	(494)
Federal income tax expense (benefit)	(96)	(112)	(93)
Income (loss) from operations	$(370)	$(394)	$(401)

(1)    The prior period presentation was recast to conform to the revised definition of income (loss) from operations. See Note 19 for additional information.
(2)     Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.
(3)    Includes our Institutional Pension business, which has a corresponding offset in premiums and benefits for changes in reserves.
(4)    Includes certain third-party advisory fees, which has a partial offset in other expenses.

Comparison of 2024 to 2023

Loss from operations for Other Operations decreased due primarily to lower expenses associated with strategic initiatives, partially offset by higher interest and debt expense driven by an increase in average interest rates.

Comparison of 2023 to 2022

Loss from operations for Other Operations decreased due primarily to the following:

•Lower other expenses associated with strategic initiatives and lower legal expenses, partially offset by higher compensation-related expenses and other costs pertaining to business operations.
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

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2024	2023 (1)	2022 (1)
General and administrative expenses:
Legal	$6	$(4)	$9
Branding	42	42	43
Other (2)	208	220	215
Total general and administrative expenses	256	258	267
Other (3)	(10)	(8)	(5)
Total other expenses	$246	$250	$262

(1)    The prior period presentation was recast to conform to the revised definition of income (loss) from operations. See Note 19 for additional information.
(2)    Includes expenses that are corporate in nature and not allocated to our business segments.
(3)    Consists primarily of reimbursements to Other Operations from the Life Insurance segment for the use of proceeds from certain issuances of senior notes that were used as long-term structured solutions, net of expenses incurred by Other Operations for its access to a financing facility and issuance of letters of credit (“LOCs”).

Interest and Debt Expense

Our current level of interest expense may not be indicative of the future due to, among other things, the timing of the use of cash and the future cost of capital. For additional information on our financing activities, see “Liquidity and Capital Resources – Holding Company Sources and Uses of Liquidity and Capital – Debt” below.

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	December 31,	December 31,	December 31,	December 31,
	2024	2023	2024	2023
Investments
Fixed maturity AFS securities	$87,111	$88,738	67.4%	71.4%
Trading securities	2,025	2,359	1.6%	1.9%
Equity securities	294	306	0.2%	0.2%
Mortgage loans on real estate	21,083	18,963	16.3%	15.3%
Policy loans	2,476	2,476	1.9%	2.0%
Derivative investments	9,677	6,474	7.5%	5.2%
Alternative investments	3,836	3,377	3.0%	2.7%
Other investments	2,752	1,638	2.1%	1.3%
Total investments	$129,254	$124,331	100.0%	100.0%

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

	As of December 31, 2024
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$14,276	$97	$1,396	$12,977	14.9%
Basic industry	3,395	40	381	3,054	3.5%
Capital goods	6,223	51	745	5,529	6.4%
Communications	3,242	49	437	2,854	3.3%
Consumer cyclical	5,899	38	593	5,344	6.1%
Consumer non-cyclical	15,042	115	2,356	12,801	14.7%
Energy	3,000	27	341	2,686	3.1%
Technology	4,708	19	620	4,107	4.7%
Transportation	3,451	28	370	3,109	3.6%
Industrial other	2,450	7	445	2,012	2.3%
Utilities	12,494	76	1,750	10,820	12.4%
Government-related entities	1,362	16	221	1,157	1.3%
Collateralized mortgage and other obligations (“CMOs”):
Agency backed	1,202	3	168	1,037	1.2%
Non-agency backed	328	21	4	345	0.4%
Mortgage pass through securities (“MPTS”):
Agency backed	529	–	48	481	0.6%
Commercial mortgage-backed securities (“CMBS”):
Non-agency backed	1,817	4	156	1,665	1.9%
Asset-backed securities (“ABS”):
Collateralized loan obligations (“CLOs”)	8,307	21	277	8,051	9.2%
Credit card	122	6	1	127	0.1%
Home equity	159	30	–	189	0.2%
Other	5,614	42	143	5,513	6.3%
Municipals:
Taxable	2,765	18	443	2,340	2.7%
Tax-exempt	33	–	2	31	0.0%
Government:
United States	429	3	41	391	0.5%
Foreign	282	11	56	237	0.3%
Hybrid and redeemable preferred securities	240	25	11	254	0.3%
Total fixed maturity AFS securities	97,369	747	11,005	87,111	100.0%
Trading Securities (2)	2,168	35	178	2,025
Equity Securities	310	6	22	294
Total fixed maturity AFS, trading and equity securities	$99,847	$788	$11,205	$89,430

	As of December 31, 2023
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$14,767	$133	$1,412	$13,488	15.2%
Basic industry	3,426	58	325	3,159	3.6%
Capital goods	6,143	83	591	5,635	6.4%
Communications	3,509	63	375	3,197	3.6%
Consumer cyclical	5,660	60	495	5,225	5.9%
Consumer non-cyclical	15,356	196	1,908	13,644	15.4%
Energy	3,331	38	309	3,060	3.4%
Technology	4,994	32	500	4,526	5.1%
Transportation	3,487	35	317	3,205	3.6%
Industrial other	2,296	7	370	1,933	2.2%
Utilities	12,683	121	1,484	11,320	12.8%
Government-related entities	1,425	26	186	1,265	1.4%
CMOs:
Agency backed	1,245	8	149	1,104	1.2%
Non-agency backed	332	19	10	341	0.4%
MPTS:
Agency backed	365	1	38	328	0.4%
CMBS:
Agency backed	2	–	–	2	0.0%
Non-agency backed	1,620	5	203	1,422	1.6%
ABS:
CLOs	8,452	9	389	8,072	9.1%
Credit card	113	7	1	119	0.1%
Home equity	175	28	2	201	0.2%
Other	3,954	18	193	3,779	4.3%
Municipals:
Taxable	3,072	100	415	2,757	3.1%
Tax-exempt	34	1	2	33	0.0%
Government:
United States	416	6	29	393	0.4%
Foreign	314	16	47	283	0.3%
Hybrid and redeemable preferred securities	243	21	17	247	0.3%
Total fixed maturity AFS securities	97,414	1,091	9,767	88,738	100.0%
Trading Securities (2)	2,515	55	211	2,359
Equity Securities	340	8	42	306
Total fixed maturity AFS, trading and equity securities	$100,269	$1,154	$10,020	$91,403

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

The quality of our fixed maturity AFS securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

		As of December 31, 2024			As of December 31, 2023
	Rating Agency	Net			Net
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	AAA / AA / A	$58,103	$51,596	59.2%	$56,557	$51,234	57.7%
2	BBB	36,224	32,583	37.4%	37,832	34,614	39.0%
Total investment grade securities		94,327	84,179	96.6%	94,389	85,848	96.7%

Below Investment Grade Securities
3	BB	960	910	1.0%	1,176	1,090	1.2%
4	B	1,857	1,826	2.1%	1,760	1,719	2.0%
5	CCC and lower	138	124	0.2%	86	78	0.1%
6	In or near default	87	72	0.1%	3	3	0.0%
Total below investment grade securities		3,042	2,932	3.4%	3,025	2,890	3.3%
Total fixed maturity AFS securities		$97,369	$87,111	100.0%	$97,414	$88,738	100.0%

Total securities below investment grade
as a percentage of total fixed maturity
AFS securities		3.1%	3.4%		3.1%	3.3%

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

As of December 31, 2024 and 2023, 97% of the total fixed maturity AFS securities in an unrealized loss position were investment grade. See Note 3 for maturity date information for our fixed maturity investment portfolio. Our gross unrealized losses recognized in OCI on fixed maturity AFS securities as of December 31, 2024, increased by $1.2 billion since December 31, 2023. For the year ended December 31, 2024, we recognized $257 million of gross losses on fixed maturity AFS securities, which were primarily related to portfolio rebalancing and sales that support our reinsurance funds withheld agreements where the investment results are passed directly to the reinsurers. For the year ended December 31, 2023, we recognized $408 million of gross losses on fixed maturity AFS securities, which were primarily related to the transfer of assets as part of the fourth quarter 2023 reinsurance transaction and by sales driven by the regional banking crisis.

For further information on our unrealized losses on fixed maturity AFS securities, see “Composition by Industry Categories of our Unrealized Losses on Fixed Maturity AFS Securities” below.

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require a credit allowance. We do not believe the unrealized loss position as of December 31, 2024, required an impairment recognized in earnings as: (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. This conclusion is consistent with our asset-liability management process. Management considered the following as part of the evaluation:

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

We recognized $(42) million and $(22) million of credit loss benefit (expense) on our fixed maturity AFS securities for the years ended December 31, 2024 and 2023, respectively. In order to determine the amount of credit loss, we calculated the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover. To determine the recoverability, we considered the facts and circumstances surrounding the underlying issuer including, but not limited to, the following:

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

For information on credit loss impairment on fixed maturity AFS securities, see Notes 1, 3 and 20.

As reported on the Consolidated Balance Sheets, we had $135.1 billion of investments and cash and invested cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers and amounts on deposit with reinsurers, which totaled $109.4 billion as of December 31, 2024. If it were necessary to liquidate fixed maturity AFS securities prior to maturity or call to meet cash flow needs, we would first look to those fixed maturity AFS securities that are in an unrealized gain position, which had a fair value of $20.6 billion as of December 31, 2024, rather than selling fixed maturity AFS securities in an unrealized loss position. The amount of cash that we have on hand at any point in time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business. For additional information, see “Fixed Maturity AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 and “Liquidity and Capital Resources” below.

As of December 31, 2024 and 2023, the estimated fair value for all private placement securities was $20.9 billion and $20.6 billion, respectively, representing 16% and 17% of total investments, respectively.

Trading Securities

Trading securities, which in certain cases support reinsurance funds withheld and our modified coinsurance agreements, are carried at fair value and changes in fair value are recorded in net income as they occur. Investment results for these certain portfolios, including gains and losses from sales, are passed directly to the reinsurers through the contractual terms of the reinsurance arrangements. Offsetting these amounts in certain cases are corresponding changes in fair value of the embedded derivative liability associated with the underlying reinsurance arrangement. See Notes 1 and 7 for more information regarding modified coinsurance.

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

Delinquency and loss rates on residential mortgages and home equity loans have been showing positive trends, and, as long as the unemployment rate remains stable to improving, we expect these trends to continue. We continue to expect to receive payments in accordance with contractual terms for a significant amount of our securities, largely due to the seniority of the claims on the collateral of the securities that we own. The tranches of the securities will experience losses according to their seniority level with the least senior (or most junior), typically the unrated residual tranche, taking the first loss. As of December 31, 2024 and 2023, our ABS home equity and RMBS had a market value of $2.1 billion and $2.0 billion, respectively, and a net unrealized gain (loss) of $(178) million and $(155) million, respectively.

The market value of fixed maturity AFS and trading securities backed by subprime loans was $179 million and represented less than 1% of our total investment portfolio as of December 31, 2024. Fixed maturity AFS securities represented $172 million, or 96%, and trading securities represented $7 million, or 4%, of the subprime exposure as of December 31, 2024. The table below summarizes our investments in fixed maturity AFS securities backed by pools of residential mortgages (in millions) as of December 31, 2024:

	Agency		Non-Agency		Total
	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value
Type
RMBS	$1,731	$1,518	$328	$345	$2,059	$1,863
ABS home equity	–	–	159	189	159	189
Total by type (1)(2)	$1,731	$1,518	$487	$534	$2,218	$2,052

NAIC Designation
1	$1,731	$1,518	$460	$502	$2,191	$2,020
2	–	–	6	6	6	6
3	–	–	10	9	10	9
4	–	–	9	15	9	15
5	–	–	2	2	2	2
6	–	–	–	–	–	–
Total by NAIC designation (1)(2)(3)	$1,731	$1,518	$487	$534	$2,218	$2,052

Total fixed maturity AFS securities backed by pools of
residential mortgages as a percentage of total fixed maturity AFS securities	2.3%	2.4%

Total non-agency backed as a percentage of total fixed maturity AFS securities	0.5%	0.6%

(1) Does not include the amortized cost of trading securities totaling $64 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $64 million in trading securities consisted of $15 million agency and $49 million non-agency.
(2) Does not include the fair value of trading securities totaling $54 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $54 million in trading securities consisted of $14 million agency and $40 million non-agency.
(3) Based upon the rating designations determined and provided by the NAIC.

None of these investments included any direct investments in subprime lenders or mortgages. We are not aware of material exposure to subprime loans in our alternative investment portfolio.

The following summarizes our investments in fixed maturity AFS securities backed by pools of commercial mortgages (in millions) as of December 31, 2024:

	Multiple Property		Single Property		Total
	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value
Type
CMBS (1)(2)	$1,672	$1,526	$145	$139	$1,817	$1,665

NAIC Designation
1	$1,667	$1,522	$145	$139	$1,812	$1,661
2	5	4	–	–	5	4
3	–	–	–	–	–	–
4	–	–	–	–	–	–
5	–	–	–	–	–	–
6	–	–	–	–	–	–
Total by NAIC designation (1)(2)(3)	$1,672	$1,526	$145	$139	$1,817	$1,665

Total fixed maturity AFS securities backed by pools of
commercial mortgages as a percentage of total fixed maturity AFS securities	1.9%	1.9%

(1) Does not include the amortized cost of trading securities totaling $126 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $126 million in trading securities consisted of $77 million of multiple property CMBS and $49 million of single property CMBS.
(2) Does not include the fair value of trading securities totaling $109 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $109 million in trading securities consisted of $68 million of multiple property CMBS and $41 million of single property CMBS.
(3) Based upon the rating designations determined and provided by the NAIC.

Composition by Industry Categories of our Unrealized Losses on Fixed Maturity AFS Securities

When considering unrealized gain and loss information, it is important to recognize that the information relates to the position of securities at a particular point in time and may not be indicative of the position of our investment portfolios subsequent to the balance sheet date. Further, because the timing of the recognition of realized investment gains and losses through the selection of which securities are sold is largely at management’s discretion, it is important to consider the information provided below within the context of the overall unrealized gain or loss position of our investment portfolios. These are important considerations that should be included in any evaluation of the potential effect of securities in an unrealized loss position on our future earnings. The composition by industry categories of all fixed maturity AFS securities in an unrealized loss position (in millions) as of December 31, 2024, was as follows:

	Net Amortized Cost	% Net Amortized Cost	Gross Unrealized Losses	% Gross Unrealized Losses	Fair Value	% Fair Value
Healthcare	$5,802	7.5%	$1,255	11.3%	$4,547	6.8%
Electric	7,301	9.4%	1,187	10.8%	6,114	9.2%
Technology	3,988	5.1%	621	5.6%	3,367	5.1%
Food and beverage	3,603	4.6%	556	5.1%	3,047	4.6%
Industrial – other	2,086	2.7%	451	4.1%	1,635	2.5%
Local authorities	2,306	3.0%	451	4.1%	1,855	2.8%
Banking	5,015	6.5%	419	3.8%	4,596	6.9%
ABS	6,807	8.8%	406	3.7%	6,401	9.6%
Pharmaceuticals	2,267	2.9%	335	3.0%	1,932	2.9%
Diversified manufacturing	2,262	2.9%	323	2.9%	1,939	2.9%
Natural gas	1,634	2.1%	285	2.6%	1,349	2.0%
Retail	1,565	2.0%	261	2.4%	1,304	2.1%
Chemicals	1,893	2.4%	248	2.3%	1,645	2.5%
Brokerage asset management	1,658	2.1%	239	2.2%	1,419	2.1%
Property and casualty	1,376	1.8%	216	2.0%	1,160	1.6%
Transportation services	1,922	2.5%	215	2.0%	1,707	2.6%
Life insurance	1,274	1.7%	213	1.9%	1,061	1.6%
Aerospace and defense	1,357	1.8%	212	1.9%	1,145	1.7%
Utility – other	1,164	1.5%	192	1.7%	972	1.5%
Consumer products	1,071	1.4%	173	1.6%	898	1.4%
Midstream	1,383	1.8%	163	1.5%	1,220	1.8%
Non-agency CMBS	1,503	1.9%	155	1.4%	1,348	2.0%
Wirelines	857	1.1%	154	1.4%	703	1.1%
Railroads	846	1.1%	149	1.4%	697	1.0%
Government-sponsored	459	0.6%	144	1.3%	315	0.5%
Integrated	682	0.9%	125	1.1%	557	0.8%
Automotive	1,463	1.9%	123	1.1%	1,340	2.0%
Wireless	712	0.9%	120	1.1%	592	0.9%
Industries with unrealized losses
less than $100 million	13,260	17.1%	1,614	14.7%	11,646	17.5%
Total by industry	$77,516	100.0%	$11,005	100.0%	$66,511	100.0%

Total by industry as a percentage of
total fixed maturity AFS securities	79.6%	100.0%	76.4%
Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of December 31, 2024
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$17,546	$3,572	$21,118	99.4%
Delinquent (1)	25	33	58	0.3%
Foreclosure	–	59	59	0.3%
Total mortgage loans on real estate before allowance	17,571	3,664	21,235	100.0%
Allowance for credit losses	(99)	(53)	(152)
Total mortgage loans on real estate	$17,472	$3,611	$21,083

	As of December 31, 2023
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$17,273	$1,742	$19,015	99.7%
Delinquent (1)	–	21	21	0.1%
Foreclosure	–	41	41	0.2%
Total mortgage loans on real estate before allowance	17,273	1,804	19,077	100.0%
Allowance for credit losses	(86)	(28)	(114)
Total mortgage loans on real estate	$17,187	$1,776	$18,963

(1) Includes certain mortgage loans on real estate that support our modified coinsurance agreements where the investment results are passed directly to the reinsurers. As of December 31, 2024, the fair value of such commercial mortgage loans on real estate that were in delinquent status was $21 million. As of December 31, 2023, there were no such mortgage loans in delinquent status.

As of December 31, 2024, there were specifically identified impaired commercial and residential mortgage loans with an aggregate carrying value of $36 million and $58 million, respectively, or less than 1% of total mortgage loans on real estate. As of December 31, 2023, there were specifically identified impaired commercial and residential mortgage loans with an aggregate carrying value of $2 million and $47 million, respectively, or less than 1% of total mortgage loans on real estate.

The total outstanding principal and interest on commercial mortgage loans on real estate that were two or more payments delinquent, excluding foreclosures, as of December 31, 2024 and 2023, was $34 million and less than $1 million, respectively, or less than 1% of total mortgage loans on real estate. The total outstanding principal and interest on residential mortgage loans on real estate that were three or more payments delinquent, excluding foreclosures, as of December 31, 2024 and 2023, was $32 million and $20 million, respectively, or less than 1% of total mortgage loans on real estate.

See Note 1 for more information regarding our accounting policy relating to the impairment of mortgage loans on real estate.

The carrying value of mortgage loans on real estate by business segment and Other Operations (in millions) was as follows:

	As of December 31, 2024	As of December 31, 2023
Segment
Annuities	$8,783	$7,362
Life Insurance	3,527	3,675
Group Protection	1,608	1,550
Retirement Plan Services	5,380	4,813
Other Operations	1,785	1,563
Total mortgage loans on real estate	$21,083	$18,963

The composition of commercial mortgage loans (in millions) by property type, geographic region and state is shown below:

	As of December 31, 2024			As of December 31, 2024
	Carrying Value	%		Carrying Value	%
Property Type			State
Apartment	$5,551	31.8%	CA	$4,707	26.9%
Industrial	5,033	28.8%	TX	1,693	9.7%
Office building	3,077	17.6%	FL	1,011	5.8%
Retail	2,754	15.8%	AZ	906	5.2%
Other commercial	803	4.6%	PA	899	5.1%
Mixed use	145	0.8%	NY	895	5.1%
Hotel/motel	109	0.6%	WA	673	4.0%
Total	$17,472	100.0%	MD	671	3.8%
Geographic Region			GA	639	3.7%
Pacific	5,683	32.5%	TN	533	3.1%
South Atlantic	3,683	21.1%	NC	471	2.7%
Middle Atlantic	2,199	12.6%	VA	420	2.4%
West South Central	1,829	10.5%	NJ	405	2.3%
Mountain	1,525	8.7%	IL	339	1.9%
East North Central	1,139	6.5%	WI	328	1.9%
East South Central	646	3.7%	OH	323	1.8%
West North Central	448	2.6%	UT	322	1.8%
New England	320	1.8%	All other states	2,237	12.8%
Total	$17,472	100.0%	Total	$17,472	100.0%

The following table shows the principal amount (in millions) of our commercial and residential mortgage loans by year in which the principal is contractually obligated to be repaid:

	As of December 31, 2024
	Commercial	Residential	Total	%
Principal Repayment Year
2025	$1,028	$432	$1,460	6.9%
2026	1,391	110	1,501	7.1%
2027	1,850	41	1,891	8.9%
2028	2,192	43	2,235	10.5%
2029	1,881	46	1,927	9.1%
2030 and thereafter	9,266	2,909	12,175	57.5%
Total	$17,608	$3,581	$21,189	100.0%

See Note 3 for information regarding our LTV and debt-service coverage ratios and our allowance for credit losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment and Other Operations (in millions) was as follows:

	For the Years Ended December 31,
	2024	2023	2022
Annuities	$12	$16	$8
Life Insurance	294	207	47
Group Protection	5	9	5
Retirement Plan Services	6	10	4
Other Operations	2	1	2
Total (1)	$319	$243	$66

(1) Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of December 31, 2024 and 2023, alternative investments included investments in 371 and 352 different partnerships, respectively, and the portfolio represented approximately 3% of total investments. The partnerships do not represent off-balance sheet financing and generally involve several third-party partners. Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and are not material to our liquidity. Alternative investments are accounted for using the equity method of accounting and are included in other investments on the Consolidated Balance Sheets.

Non-Income Producing Investments

As of December 31, 2024 and 2023, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $14 million and $79 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Net Investment Income
Fixed maturity AFS securities	$4,222	$4,819	$4,469
Trading securities	118	161	182
Equity securities	21	13	11
Mortgage loans on real estate	887	755	689
Policy loans	95	103	101
Cash and invested cash	194	129	13
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	15	10	105
Alternative investments (2)	319	243	66
Consent fees	–	3	8
Other investments	(30)	(33)	79
Investment income	5,841	6,203	5,723
Investment expense	(316)	(324)	(208)
Net investment income	$5,525	$5,879	$5,515

(1) See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2) See “Alternative Investments” above for additional information.

	For the Years Ended December 31,
	2024	2023	2022
Interest Rate Yield
Fixed maturity AFS securities, mortgage loans on
real estate and other, net of investment expenses	4.04%	4.04%	3.87%
Commercial mortgage loan prepayment and
bond make-whole premiums	0.01%	0.01%	0.08%
Alternative investments	0.25%	0.17%	0.05%
Net investment income yield on invested assets	4.30%	4.22%	4.00%

We earn investment income on our general account assets supporting fixed annuity, term life, whole life, UL, interest-sensitive whole life and the fixed portion of retirement plan and VUL products. The profitability of our fixed annuity and life insurance products is affected by our ability to achieve target spreads, or margins, between the interest income earned on the general account assets and the interest credited to the policyholder on our average general account balances, including the fixed portion of variable. Net investment income and the interest rate yield table each include commercial mortgage loan prepayments and bond make-whole premiums, alternative investments and contingent interest and standby real estate equity commitments. These items can vary significantly from period to period due to a number of factors and, therefore, can provide results that are not indicative of the underlying trends.

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

We focus on obtaining reinsurance from a diverse group of reinsurers. We have established standards and criteria for our use and selection of reinsurers. In order for a new reinsurer to participate in our current program, we generally require the reinsurer to have an AM Best rating of A or greater or an S&P rating of AA- or better and a specified RBC percentage (or similar capital ratio measure). If the reinsurer does not have these ratings, we may require them to post collateral as described below; however, we may waive the collateral requirements based on the facts and circumstances. In addition, we may require collateral from a reinsurer to mitigate credit/collectability risk. Typically, in such cases, the reinsurer must either maintain minimum specified ratings and RBC ratios or establish the specified quality and quantity of collateral. Similarly, we have also required collateral in connection with books of business sold pursuant to indemnity reinsurance agreements.

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

As a result of our modified coinsurance and coinsurance with funds withheld agreements, we reported deposit assets, net of allowances for credit losses of $30.8 billion on the Consolidated Balance Sheets as of December 31, 2024. For additional information, see Note 7.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers. As of December 31, 2024, 86%, or $24.6 billion, of our total reinsurance recoverable was secured by collateral for our benefit. Of this amount, $22.9 billion was held by reinsurers in reserve credit trusts (such reserve credit trusts are held by non-affiliated reinsurers; therefore, they are not reflected on the Consolidated Balance Sheets), $1.6 billion was held in our funds withheld portfolios and $171 million was secured by LOCs for which we are the beneficiary, an off-balance sheet arrangement. We reported funds withheld reinsurance liabilities of $16.9 billion on the Consolidated Balance Sheets as of December 31, 2024.

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

Under certain indemnity reinsurance agreements, two of our insurance subsidiaries, LNL and Lincoln Life & Annuity Company of New York (“LLANY”), provide 100% indemnity reinsurance for the business assumed; however, the third-party insurer, or the “cedent,” remains primarily liable on the underlying insurance business. These indemnity reinsurance arrangements require that our subsidiary, as the reinsurer, maintain certain insurer financial strength ratings and capital ratios. If these ratings or capital ratios are not maintained, depending upon the reinsurance agreement, the cedent may recapture the business, or require us to place assets in trust or provide LOCs at least equal to the relevant statutory reserves. Under the LNL reinsurance arrangement, we held approximately $2.5 billion of statutory reserves as of December 31, 2024. LNL must maintain an AM Best financial strength rating of at least B++, an S&P financial strength rating of at least BBB- and a Moody’s financial strength rating of at least Baa3. This arrangement may require LNL to place assets in trust equal to the relevant statutory reserves. Under LLANY’s largest indemnity reinsurance arrangement, we held $913 million of statutory reserves as of December 31, 2024. LLANY must maintain an AM Best financial strength rating of at least B+, an S&P financial strength rating of at least BB+ and a Moody’s financial strength rating of at least Ba1, as well as maintain an RBC ratio of at least 160% or an S&P capital adequacy ratio of 100%, or the cedent may recapture the business. Under two other LLANY arrangements, by which we established $551 million of statutory reserves as of December 31, 2024, LLANY must maintain an AM Best financial strength rating of at least B++, an S&P financial strength rating of at least BBB- and a Moody’s financial strength rating of at least Baa3. One of these arrangements also requires LLANY to maintain an RBC ratio of at least 185% or an S&P capital adequacy ratio of 115%. Each of these arrangements may require LLANY to place assets in trust equal to the relevant statutory reserves. See “Item 1. Business – Financial Strength Ratings” for a description of our financial strength ratings.

For more information about reinsurance, see Notes 7 and 17 and “Liquidity and Capital Resources – Holding Company Sources and Uses of Liquidity and Capital –Subsidiaries’ Capital” below.

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

Consolidated Sources and Uses of Liquidity and Capital

Our primary sources of liquidity and capital are insurance premiums and fees, investment income, maturities and sales of investments, issuance of debt or other types of securities and policyholder deposits. We also have access to alternative sources of liquidity as discussed below. Our primary uses are to pay policy claims and benefits, to fund commissions and other general operating expenses, to purchase investments, to fund policy surrenders and withdrawals, to pay dividends to our common and preferred stockholders, to repurchase our common stock and to repay debt. Our operating activities provided (used) cash of $(2.0) billion, $(2.1) billion and $3.6 billion in 2024, 2023 and 2022, respectively. The use of cash flows from operating activities for 2024 was attributable primarily to cash payments on certain derivatives used to hedge exposure to product-related risks. The use of cash flows from operating activities for 2023 was attributable primarily to net operating cash payments related to closing the fourth quarter 2023 reinsurance transaction and cash payments on certain derivatives used to hedge exposure to product-related risks.

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

Details underlying the primary sources of the holding company’s liquidity (in millions) were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Cash Dividends and Return of Capital from Subsidiaries
LNL	$505	$495	$645
First Penn-Pacific Life Insurance Company	–	15	22
Lincoln Investment Management Company	40	25	38
Lincoln National Management Corporation	–	–	7
Lincoln National Reinsurance Company (Barbados) Limited	50	150	85
Total cash dividends and return of capital from subsidiaries	$595	$685	$797

Interest from Subsidiaries
Interest on inter-company notes	$154	$147	$118

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

During the second quarter of 2024, LNL made a $929 million extraordinary dividend in the form of investments to LNC for the purpose of the initial capitalization of LPINE. See “Introduction – Executive Summary” above and “Subsidiaries’ Capital” below for more information about LPINE.

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

Our Bermuda-based reinsurance subsidiary, LPINE, and our Barbados-based reinsurance subsidiary, Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”), are regulated by the BMA and the Barbados Financial Services Commission, respectively. Similar to our domestic insurance subsidiaries, our reinsurance subsidiaries in Barbados and Bermuda are subject to regulatory restrictions as to the transfer of funds and payment of dividends imposed by the jurisdictions in which they are domiciled. These requirements may include satisfying certain earnings, reserve or solvency thresholds in order to pay a dividend or obtaining regulatory approval for payment of any dividend in excess of such thresholds.

We expect our direct domestic insurance subsidiaries could pay dividends to LNC of approximately $730 million in 2025 without prior approval from the respective state commissioners. The amount of surplus that our insurance subsidiaries could pay as dividends is constrained by the amount of surplus we hold to maintain our ratings, to provide an additional layer of margin for risk protection and for future investment in our businesses. See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings.”

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

Our insurance subsidiaries’ regulatory capital levels are affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. For instance, our term products and UL products containing secondary guarantees subject to the NAIC RBC framework require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”) and Actuarial Guideline XXXVIII (“AG38”), respectively. Our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives or reinsurance subsidiaries. Our captive reinsurance and reinsurance subsidiaries provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner and free up capital the insurance subsidiaries can use for any number of purposes, including paying dividends to the holding company. We use long-dated LOCs and debt financing as well as other financing strategies to finance those reserves. Included in the LOCs issued as of December 31, 2024, was $1.8 billion of long-dated LOCs issued to support inter-company reinsurance agreements for term products and UL products containing secondary guarantees. For information on the LOCs, see the credit facilities table in Note 13. Our captive reinsurance and reinsurance subsidiaries have also issued long-term notes of $3.7 billion to finance a portion of the excess reserves associated with our term and UL products with secondary guarantees as of December 31, 2024; of this amount, $3.1 billion involve exposure to VIEs. For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 4. We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees. LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.

Statutory reserves for variable annuity guaranteed benefit riders and guaranteed benefits on VUL policies, as well as certain components of the NAIC RBC calculation that are impacted by such guaranteed benefits, are sensitive to changes in the equity markets and interest rates, and such statutory reserves and our RBC levels are also affected by the level of account balances relative to the level of any guarantees, product design and reinsurance arrangements. As a result, the relationship between reserve changes and equity market performance is non-linear during any given reporting period. Our insurance subsidiaries’ cede a portion of the variable annuity guaranteed benefit riders to LNBAR through a modified coinsurance agreement. Our variable annuity hedge program mitigates the risk to LNBAR from guaranteed benefit riders and continues to focus on generating sufficient income to fund future claims with a goal of maximizing distributable earnings and explicitly protecting capital. LNL also uses a partial hedge that mitigates potential capital volatility from guaranteed benefits on VUL policies. Market conditions greatly influence the ultimate capital required due to its effect on the valuation of reserves and supporting derivatives. In December 2022, LNC issued a long-term note to a non-affiliated variable interest entity in exchange for notes of like principal and duration classified as AFS securities. LNC contributed the securities to LNBAR to address asset value volatility based on market conditions. Under the current terms of the note facility, the maximum permissible principal amount of the note is $1.5 billion, the full amount of which was outstanding as of December 31, 2024. There are no impacts to the LNC Consolidated Balance Sheets based on the set-off right provided in the note facility. For more information, see Note 4.

Changes in equity markets may also affect the capital position of our insurance subsidiaries. We may decide to reallocate available capital among our insurance subsidiaries, as well as our captive reinsurance or reinsurance subsidiaries, which would result in different RBC ratios for our insurance subsidiaries. In addition, changes in the equity markets can affect the value of our variable annuity and VUL separate accounts. When the market value of our separate account assets increases, the statutory surplus within our insurance subsidiaries also increases, all else equal. Contrarily, when the market value of our separate account assets decreases, the statutory surplus within our insurance subsidiaries also decreases, all else equal, which will affect RBC ratios, and in the case of our separate account assets becoming less than the related product liabilities, we must allocate additional capital to fund the difference.

During the second quarter of 2024, LNC contributed $929 million of investments and $22 million in cash to LPINE, a wholly owned subsidiary of LNC and a licensed Bermuda-based life and annuity reinsurance company, in support of an inter-company reinsurance agreement with LNL.

LNC made capital contributions in cash to other subsidiaries of $5 million, $7 million, and $925 million in 2024, 2023 and 2022, respectively.

On May 6, 2024, we closed the sale of all of the ownership interests in the subsidiaries of the Company that comprised the Company’s wealth management business operated through LFN to Osaic. We received $723 million in cash that was primarily used to increase LNL’s RBC ratio. We also used a portion of the proceeds to reduce our leverage ratio. For more information on the sale of our wealth management business, see Note 1.

Debt

Although our subsidiaries currently generate adequate cash flow to meet the needs of our normal operations, periodically LNC may issue debt to maintain ratings and increase liquidity, as well as to fund internal growth, acquisitions and the retirement of its debt.

Details underlying our debt activities (in millions) for the year ended December 31, 2024, were as follows:

	Beginning Balance	Issuance	Maturities, Repayments and Refinancing	Change in Fair Value Hedges	Other Changes (1)	Ending Balance
Short-Term Debt
Current maturities of long-term debt (2)	$250	$–	$(100)	$–	$150	$300

Long-Term Debt
Senior notes	$4,491	$350	$–	$(27)	$(316)	$4,498
Term loans	–	–	–	–	150	150
Subordinated notes (3)	995	–	–	–	–	995
Capital securities (3)	213	–	–	–	–	213
Total long-term debt	$5,699	$350	$–	$(27)	$(166)	$5,856

(1) Includes the non-cash reclassification of long-term debt to current maturities of long-term debt, accretion (amortization) of discounts and premiums, amortization of debt issuance costs and amortization of adjustments from discontinued hedges, as applicable.
(2) As of December 31, 2024, consisted of $300 million principal amount of our 3.35% Senior Notes due March 9, 2025.
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

During June 2024, we repaid $53 million of our term loan originally due December 3, 2024, using available cash to deleverage the balance sheet. On July 18, 2024, we refinanced this term loan into a $150 million term loan due July 16, 2027.

LNC made interest payments to service debt to third parties of $308 million, $311 million and $278 million for the years ended December 31, 2024, 2023 and 2022, respectively.

For additional information about our short-term and long-term debt and our credit facilities, see Note 13.

Preferred Stock

Details underlying preferred stock dividends paid (in millions) were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Series C preferred stock dividends	$46	$36	$–
Series D preferred stock dividends	45	46	–
Total preferred stock dividends	$91	$82	$–

For additional information on preferred stock, see Note 18.

Return of Capital to Common Stockholders

One of our primary goals is to provide a return to our common stockholders through share price accretion, dividends and stock repurchases. In determining dividends, the Board of Directors takes into consideration items such as current and expected earnings, capital needs, rating agency considerations and requirements for financial flexibility. The amount and timing of share repurchases depends on key capital ratios, rating agency expectations, the generation of dividends from our subsidiaries and an evaluation of the costs and benefits associated with alternative uses of capital. We did not repurchase any shares of common stock under our buyback program during 2024. For additional information regarding share repurchases, see “Part II – Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – (c) Issuer Purchases of Equity Securities.”

Details underlying return of capital to common stockholders (in millions) were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Dividends to common stockholders	$306	$305	$310
Repurchase of common stock	–	–	550
Total cash returned to common stockholders	$306	$305	$860

Number of shares repurchased	–	–	8.7

Alternative Sources of Liquidity

Inter-Company Cash Management Program

To meet short-term liquidity needs that arise in the ordinary course of business, we utilize an inter-company cash management program between LNC and participating subsidiaries whereby participating subsidiaries can borrow cash from or lend cash to LNC. Loans under the inter-company cash management program are permitted under applicable insurance laws subject to certain restrictions. For our Indiana-domiciled insurance subsidiary, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC. As of December 31, 2024, LNC had $83 million of outstanding borrowings from the cash management program related primarily to collateral posting requirements on derivatives. Holding company borrowing activity is reported in loans from and accrued interest due to subsidiaries on the holding company’s balance sheet. Holding company lending activity is reported in loans to and accrued interest due from subsidiaries on the holding company’s balance sheet. As of December 31, 2024, LNC did not have outstanding lending into the cash management program. See “Part IV – Item 15(a)(2) Financial Statement Schedules – Schedule II – Condensed Financial Information of Registrant” for the holding company balance sheet.

Facility Agreement for Senior Notes Issuance

LNC entered into a facility agreement in 2020 with a Delaware trust that gives LNC the right over a 10-year period to issue, from time to time, up to $500 million of 2.330% senior notes to the trust in exchange for a corresponding amount of U.S. Treasury securities held by the trust. By agreeing to purchase the 2.330% senior notes in exchange for U.S. Treasury securities upon exercise of the issuance right, the trust will provide a source of liquid assets for the Company. The issuance right will be exercised automatically in full upon our failure to make certain payments to the trust, if the failure to pay is not cured within 30 days, or upon certain bankruptcy events involving LNC. We are also required to exercise the issuance right in full if our consolidated stockholders’ equity (excluding AOCI) falls below a minimum threshold (which was $2.75 billion as of December 31, 2024, and is subject to adjustment from time to time in certain cases) and upon certain other events described in the facility agreement. For additional information, see Note 13.

Federal Home Loan Bank

Our primary insurance subsidiary, LNL, is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of December 31, 2024, LNL had an estimated maximum borrowing capacity of $7.0 billion under the FHLBI facility and maximum available borrowing based on qualifying assets of $4.9 billion. As of December 31, 2024, LNL had outstanding borrowings of $2.7 billion under this facility reported within payables for collateral on investments on the Consolidated Balance Sheets. LLANY is a member of the Federal Home Loan Bank of New York (“FHLBNY”) with an estimated maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of December 31, 2024, LLANY had no outstanding borrowings under this facility. For additional information, see “Payables for Collateral on Investments” in Note 3.

Repurchase Agreements and Securities Lending Programs

Our insurance and reinsurance subsidiaries had access to $2.6 billion through committed repurchase agreements, of which none was utilized as of December 31, 2024. Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can also access liquidity through securities lending programs. As of December 31, 2024, our insurance subsidiaries had securities pledged under securities lending agreements with a carrying value of $157 million. The cash received in our securities lending programs is typically invested in cash and invested cash or fixed maturity AFS securities. For additional information, see “Payables for Collateral on Investments” in Note 3.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net collateral payable position) and posted with counterparties (when we are in a net collateral receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of December 31, 2024, we were in a net collateral payable position of $7.1 billion compared to $5.0 billion as of December 31, 2023. In the event of adverse changes in fair value of our derivative instruments, we may need to return, post or pledge collateral to counterparties. If we do not have sufficient high quality securities or cash to provide as collateral to counterparties, we have alternative sources of liquidity. In addition to the liquidity from repurchase agreements and FHLB facilities discussed above, we also have a five-year revolving credit facility discussed in Note 13. For additional information, see “Credit Risk” in Note 5.

Material Cash Outflows

Details underlying our estimated material cash outflows as of December 31, 2024, were as follows:

	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Future contract benefits and policyholder account balances (1)	$24,071	$51,554	$48,683	$357,193	$481,501
Short-term and long-term debt (2)	300	550	500	4,731	6,081
Reserve financing and LOC expenses (3)	67	129	111	189	496
Payables for collateral on investments (4)	2,807	–	–	–	2,807
Investment commitments (5)	1,244	829	480	1,740	4,293
Operating leases (6)	29	50	27	2	108
Certain financing arrangements (7)	174	356	33	8	571
Retirement and other plans (8)	98	192	186	422	898
Total	$28,790	$53,660	$50,020	$364,285	$496,755

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
(4) Excludes collateral payable held for derivative investments. See Note 3 for additional information.
(5) See Note 3 for additional information.
(6) See Note 17 for additional information.
(7) Represents certain financing arrangements that did not meet the requirements to be classified as a sale-leaseback arrangement. See Note 17 for additional information.
(8) Includes anticipated funding for benefit payments for our retirement and postretirement plans through 2034 and known payments under deferred compensation arrangements. In addition to these benefit payments, we periodically fund the employees’ defined benefit plans. See Note 15 for additional information.

Ratings

Financial Strength Ratings

See “Part I – Item 1. Business – Financial Strength Ratings” for information on our financial strength ratings.

Credit Ratings

Our indicative credit ratings published by the primary rating agencies are set forth below. Securities are rated at the time of issuance so actual ratings may differ from the indicative ratings. There may be other rating agencies that also provide credit ratings, which we do not disclose in our reports. Each rating should be evaluated independently of any other rating. Our credit ratings assigned by AM Best, Fitch, Moody’s and S&P are on outlook stable.

As of February 13, 2025, our indicative long-term credit ratings as published by the principal rating agencies that rate our long-term credit are indicated in the following table.

AM Best	Fitch	Moody's	S&P
“aaa to c”	“AAA to D”	“Aaa to C”	“AAA to D”
bbb+	BBB+	Baa2	BBB+
(8th of 22)	(8th of 23)	(9th of 21)	(8th of 22)

As of February 13, 2025, our indicative short-term credit ratings as published by the principal rating agencies that rate our short-term credit are indicated in the following table.

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

Significant Interest Rate Exposures

The following provides a general measure of our significant interest rate risk; principal, including amortization of premiums and discounts, notional amounts, and estimated fair values of assets, liabilities and derivatives are shown by year of maturity (dollars in millions) as of December 31, 2024:

	2025	2026	2027	2028	2029	Thereafter	Total	Estimated Fair Value
Rate Sensitive Assets
Fixed maturity AFS securities:
Fixed interest rate securities	$4,165	$3,914	$5,096	$4,502	$3,999	$67,266	$88,942	$78,676
Average interest rate	3.7%	3.5%	3.8%	4.1%	4.2%	4.1%	4.1%
Variable interest rate securities	$279	$367	$564	$580	$347	$6,336	$8,473	$8,435
Average interest rate	9.7%	8.8%	9.5%	8.5%	8.6%	6.4%	7.1%
Trading securities:
Fixed interest rate securities	$115	$91	$59	$46	$76	$1,406	$1,793	$1,667
Average interest rate	5.4%	4.3%	5.4%	5.7%	5.3%	4.8%	4.9%
Variable interest rate securities	$8	$–	$–	$–	$41	$326	$375	$358
Average interest rate	8.5%	0.0%	0.0%	0.0%	5.0%	5.6%	5.6%
Mortgage loans on real estate:
Total mortgage loans	$1,460	$1,501	$1,891	$2,235	$1,927	$12,175	$21,189	$19,647
Average interest rate	5.9%	4.1%	4.3%	4.6%	4.5%	4.8%	4.7%
Rate Sensitive Liabilities
Investment type
insurance contracts (1)	$3,132	$3,174	$3,776	$3,849	$3,196	$23,969	$41,096	$38,404
Average interest rate (1)	4.3%	3.7%	3.9%	4.2%	4.3%	4.4%	4.3%
Debt	$300	$400	$150	$500	$–	$4,731	$6,081	$5,603
Average interest rate	3.4%	3.6%	5.9%	3.8%	0.0%	5.4%	5.1%
Rate Sensitive Derivative Financial Instruments
Interest rate swaps:
Pay variable/receive fixed	$494	$4,616	$401	$4,049	$1,053	$26,635	$37,248	$(4,936)
Average pay rate	4.8%	4.7%	4.5%	4.6%	4.4%	4.6%	4.6%
Average receive rate	3.5%	1.8%	1.6%	2.2%	4.0%	2.5%	2.5%
Pay fixed/receive variable	$1,153	$6,357	$325	$1,861	$1,080	$22,418	$33,194	$3,199
Average pay rate	4.1%	2.1%	1.3%	1.3%	3.6%	2.7%	2.6%
Average receive rate	4.5%	4.5%	4.5%	4.7%	4.5%	4.7%	4.6%
Foreign currency swaps: (3)
Pay variable/receive fixed	$–	$20	$56	$57	$70	$126	$329	$23
Average pay rate	0.0%	8.1%	8.1%	7.7%	7.7%	7.9%	7.9%
Average receive rate	0.0%	2.8%	6.0%	4.0%	3.1%	4.2%	4.2%
Pay fixed/receive fixed	$65	$147	$215	$310	$275	$3,535	$4,547	$507
Average pay rate	2.6%	1.6%	2.7%	2.8%	3.1%	3.0%	2.9%
Average receive rate	4.6%	3.1%	4.4%	4.0%	4.3%	4.3%	4.2%
Bond forwards:
5-year on-the-run Treasury	$60	$–	$–	$–	$–	$–	$60	$–
Average strike rate	4.2%	0.0%	0.0%	0.0%	0.0%	0.0%	4.2%
Forward CMT curve (2)	4.5%	0.0%	0.0%	0.0%	0.0%	0.0%	4.5%
30-year on-the-run Treasury	$90	$20	$10	$–	$–	$–	$120	$(13)
Average strike rate	4.1%	4.3%	4.1%	0.0%	0.0%	0.0%	4.1%
Forward CMT curve (2)	4.8%	4.8%	4.8%	0.0%	0.0%	0.0%	4.8%
Total return swaps:
Pay variable/receive fixed	$980	$662	$654	$–	$–	$–	$2,296	$(134)
Pay fixed/receive variable	2,911	–	–	–	–	–	2,911	35
Interest rate futures:
2-year Treasury notes	$224	$–	$–	$–	$–	$–	$224	$–
5-year Treasury notes	1,095	–	–	–	–	–	1,095	–
10-year Treasury notes	239	–	–	–	–	–	239	–
Treasury bonds	356	–	–	–	–	–	356	–

(1) The information shown is for our fixed maturity securities and mortgage loans on real estate that support these insurance contracts.
(2) The Constant Maturity Treasury (“CMT”) curve is the applicable 5-year, 10-year or 30-year CMT forward curve.

(3) Includes notional of $62 million and fair value of $8 million that support our modified coinsurance and funds withheld reinsurance agreements. Investment results for these agreements are passed directly to the reinsurers.

The following provides the principal, including amortization of premiums and discounts, notional amounts, and estimated fair values of assets, liabilities and derivatives (in millions) having significant interest rate risks as of December 31, 2023:

	Principal / Notional Amount	Estimated Fair Value
Fixed maturity AFS securities	$97,433	$88,738
Trading securities	2,515	2,359
Mortgage loans on real estate	19,079	17,407
Investment-type insurance contracts (1)	43,621	40,648
Debt	5,831	5,431
Interest rate and foreign currency swaps	81,596	(1,114)
Interest rate cap corridors	12,300	–
Reverse Treasury locks	340	(37)
Total return swaps	3,773	(124)
Interest rate futures	592	–

(1) The information shown is for our fixed maturity AFS securities and mortgage loans on real estate that support these insurance contracts.

Effect of Interest Rate Sensitivity

The following table presents our estimate of the effect on income (loss) from operations by business segment and Other Operations (in millions) for the next 12-month period if the level of interest rates were to instantaneously increase or decrease by 1% and remain at those levels immediately after December 31, 2024, relative to interest rates remaining flat:

	1% Increase	1% Decrease
Annuities (1)	$(21)	$21
Life Insurance	6	(6)
Group Protection	4	(4)
Retirement Plan Services	6	(6)
Other Operations	(13)	13
Income (loss) from operations	$(18)	$18

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

Interest Rate Risk on Fixed Insurance Businesses – Falling Rates

In periods of declining interest rates, we have to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments. Moreover, borrowers may prepay fixed-income securities, commercial mortgages, residential mortgages and MBS in our general accounts in order to borrow at lower market rates, which exacerbates this risk. Because we are entitled to reset the interest rates on our fixed-rate annuities only at limited, pre-established intervals, and because many of our contracts have guaranteed minimum interest or crediting rates, our spreads could decrease and potentially become negative.

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

See Note 11 for information on excess crediting rates over contract minimums.

Interest Rate Risk on Fixed Insurance Businesses – Rising Rates

For both annuities and universal life insurance, a rapid rise in interest rates poses risks of deteriorating spreads and high surrenders. The portfolios supporting these products have fixed-rate assets laddered over maturities generally ranging from 1 to 10 years or more. Accordingly, the earned rate on each portfolio lags behind changes in market yields. As rates rise, the lag may be increased by slowing MBS prepayments. The greater and faster the rise in interest rates, the more the earned rate will tend to lag behind market rates. If we set renewal crediting rates to earn the desired spread, the gap between our renewal crediting rates and competitors’ new money rates may be wide enough to cause increased surrenders that could cause us to liquidate a portion of our portfolio to fund these surrenders. If we credit more competitive renewal rates to limit surrenders, our spreads will narrow. We devote extensive effort to evaluating these risks by simulating asset and liability cash flows for a wide range of interest rate scenarios. Such analysis has led to adjustments in the target maturity structure and to hedging the risk of rising rates by entering into interest rate cap corridor agreements. With these instruments in place, the potential adverse effect of a rapid and sustained rise in rates is kept within our risk tolerances. See “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates and sustained high interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals and surrenders” for more information on the risks related to rising interest rates.

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

Derivatives Hedging Equity Market Risk

We enter into derivative transactions to hedge our exposure to equity market risk. Such derivatives include over-the-counter equity options, total return swaps, variance swaps, and equity futures. See Note 4 for additional information on our derivatives used to hedge our exposure to equity market fluctuations.

The following provides the sensitivity of price changes (in millions) to our equity assets owned and derivatives hedging equity market risk:

	As of December 31, 2024				As of December 31, 2023
	Carrying / Notional Value	Estimated Fair Value	10% Fair Value Increase (1)	10% Fair Value Decrease (1)	Carrying / Notional Value	Estimated Fair Value
Equity Assets
Domestic equities	$270	$270	$27	$(27)	$279	$279
Foreign equities	24	24	2	(2)	27	27
Total equity securities	294	294	29	(29)	306	306
Hedge funds	295	295	29	(29)	284	284
Private equities	5,005	5,005	501	(501)	3,893	3,893
Other equity interests	—	—	–	–	2	2
Total equity assets	$5,594	$5,594	$559	$(559)	$4,485	$4,485
Derivatives Hedging Equity
Market Risk
Call options (2)	$65,868	$9,694	$2,468	$(2,649)	$98,521	$7,623
Equity futures	4,328	–	230	(230)	1,627	–
Put options	92,492	(542)	64	(46)	100,856	(938)
Total return swaps	26,885	42	(1,014)	1,024	17,937	(667)
Total derivatives hedging
equity market risk	$189,573	$9,194	$1,748	$(1,901)	$218,941	$6,018

(1) Assumes a plus or minus 10% change in underlying indexes. Estimated fair value does not reflect daily settlement of futures or monthly settlement of total return swaps.
(2) Includes notional and fair value of $1.9 billion and $58 million, respectively, as of December 31, 2024, and $2.7 billion and $94 million, respectively, as of December 31, 2023, that support our modified coinsurance and funds withheld reinsurance agreements. Investment results for these agreements are passed directly to the reinsurers.

Liabilities

We have exposure to changes in our stock price through both our deferred and stock-based incentive compensation plans. For additional information on our deferred and stock-based incentive compensations plans, see Notes 15 and 16, respectively.

Effect of Equity Market Sensitivity

If the level of the equity markets were to have instantaneously increased or decreased by 1% immediately after December 31, 2024, we estimate the effect on income (loss) from operations for the next 12-month period from the change in asset-based fees and related expenses would be approximately $10 million. For purposes of this estimate, we excluded any effect related to net flows, our annual assumption review, persistency, hedge program performance, policyholder behavior or reduction in account balances attributable to policyholder assessments.

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
Investments

The majority of our credit risk is concentrated in investment holdings. Our portfolio of investments was $129.3 billion and $124.3 billion as of December 31, 2024 and 2023, respectively. Of this total, $67.9 billion and $71.3 billion consisted of corporate bonds and $21.1 billion and $19.0 billion consisted of mortgage loans on real estate as of December 31, 2024 and 2023, respectively. We manage the risk of adverse default experience on these investments by applying disciplined credit evaluation and underwriting standards, prudently limiting allocations to lower-quality, higher-yielding investments and diversifying exposures by issuer, industry, region and property type. For each counterparty or borrowing entity and its affiliates, our exposures from all transactions are aggregated and managed in relation to formal limits set by rating quality. Additional diversification limits, such as limits per industry, are also applied. We remain exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing.

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

We are also exposed to credit risk through the use of certain derivatives. We buy credit default swaps (“CDSs”) to minimize our exposure to credit-related events with respect to a single entity or referenced index. We also sell CDSs to offer credit protection to our contract holders and investors with respect to a single entity or referenced index. See Note 5 for additional information on our use of credit derivatives.

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

We invest in fixed maturity securities denominated in foreign currencies for incremental return and risk diversification relative to U.S. dollar-denominated securities. We use foreign currency swaps and foreign currency forwards to hedge the foreign exchange risk related to our investment in fixed maturity securities denominated in foreign currencies. As of December 31, 2024 and 2023, our unhedged positions consisted of less than $1 million and $1 million, respectively, of principal in U.S. dollar equivalents of foreign-denominated investments with maturity dates up to 2048 and 2049, respectively, and an average interest rate of 3% as of each such date. As of the same dates, our modified coinsurance portfolios were partially hedged and consisted of $136 million and $156 million, respectively, of principal in U.S. dollar equivalents of foreign denominated investments with maturity dates up to 2063 as of each such date and an average interest rate of 5% and 6%, respectively. As of December 31, 2024, our modified coinsurance foreign currency forwards consisted of $10 million of U.S. dollar market value with maturity dates up to 2031. Investment results for our modified coinsurance agreements are passed directly to the reinsurers. See “Interest Rate Risk – Significant Interest Rate Exposures” above for our notional amounts in U.S. dollar equivalents (in millions) by year of maturity for our foreign currency swaps.
See Note 5 for additional information on our foreign currency swaps used to hedge our exposure to foreign currency exchange risk.

Market Risk Related to Certain Variable Annuity and Fixed Indexed Annuity Products

Our variable annuity and fixed indexed annuity contracts are exposed to market risks related to changes in the assumptions used in the original pricing of these products, including equity market, interest rate, and non-market actuarial assumptions. For additional information, see Note 9. We manage our exposure to market risks created by these fluctuations through a combination of product design elements and our hedge program. In addition, we utilize reinsurance to mitigate risk. For additional information, see Note 7 and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reinsurance.” Certain variable annuity GLB and GDB riders are accounted for as MRBs and recorded at fair value. For more information on the market risk sensitivities associated with MRBs, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Critical Accounting Estimates – Market Risk Benefits.”

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

Management assessed our internal control over financial reporting as of December 31, 2024, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on the following page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lincoln National Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Lincoln National Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lincoln National Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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
February 21, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lincoln National Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lincoln National Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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

Future Contract Benefits Liability
Description of the Matter
At December 31, 2024, future contract benefits liabilities totaled $39.8 billion, a portion of which related to universal life-type contracts with secondary guarantees.

The future contract benefits liability related to these product guarantees is based on estimates of how much the Company will need to pay for future benefits and the amount of fees to be collected from policyholders for these policy features. As described in Notes 1 (see section on Future Contract Benefits) and 12, to the consolidated financial statements, there is significant uncertainty inherent in estimating this liability because there is a significant amount of management judgment involved in developing certain assumptions that impact the liability balance, which include investment margins, mortality rates and policyholder lapse behavior.

Auditing the valuation of future contract benefits liabilities related to these products was complex and required the involvement of our actuarial specialists due to the high degree of judgment used by management in setting the assumptions used in the estimate of the future contract benefits liability related to these products.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the future contract benefits liability estimation processes, including, among others, controls related to the review and approval processes that management has in place for the assumptions used in estimating the future contract benefits liability. This included testing controls related to management’s evaluation of the need to update assumptions based on the comparison of actual Company experience to previous assumptions.
#
We involved actuarial specialists to assist with our audit procedures which included, among others, an evaluation of the methodology applied by management with those methods used in prior periods. To assess the significant assumptions used by management, we compared the significant assumptions noted above to historical experience and management’s estimates of prospective changes in these assumptions. In addition, we performed an independent recalculation of cash flows related to the future policy benefit reserves for a sample of cohorts or contracts which we compared to the actuarial model used by management.

Market Risk Benefits
Description of the Matter
The Company’s market risk benefits (“MRBs”) assets and liabilities totaled $4.9 billion and $1.0 billion, as of December 31, 2024, respectively, a portion of which relates to MRBs associated with variable annuity contracts that may include guaranteed living benefit and guaranteed death benefit features. As described in Notes 1 (see section on MRBs), 9 and 14 to the consolidated financial statements, there is a significant amount of estimation uncertainty inherent in measuring the fair value of the MRBs because of the sensitivity of certain assumptions underlying the estimate, including equity market return, volatility, policyholder lapse and benefit utilization. Management’s assumptions are adjusted over time for emerging experience and expected changes in trends, resulting in changes to the estimated fair value of the MRBs.

Auditing the valuation of the MRBs was complex and required the involvement of our actuarial specialists due to the high degree of judgment used by management in setting the assumptions used to estimate the fair value of MRBs.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the MRBs estimation process, including, among others, controls related to the review and approval processes that management has in place to develop the assumptions used in measuring the fair value of the MRBs. This included testing controls related to management’s evaluation of current and future equity market return and volatility, and the need to update policyholder lapse and benefit utilization assumptions.

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
Philadelphia, Pennsylvania
February 21, 2025

LINCOLN NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of December 31,
	2024	2023
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2024 - $97,415; 2023 - $97,433; allowance for credit losses: 2024 - $46; 2023 - $19)	$87,111	$88,738
Trading securities	2,025	2,359
Equity securities	294	306
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2024 - $232; 2023 - $288)	21,083	18,963
Policy loans	2,476	2,476
Derivative investments	9,677	6,474
Other investments	6,588	5,015
Total investments	129,254	124,331
Cash and invested cash	5,801	3,365
Deferred acquisition costs, value of business acquired and deferred sales inducements	12,537	12,397
Reinsurance recoverables, net of allowance for credit losses	28,750	29,843
Deposit assets, net of allowance for credit losses	30,776	29,247
Market risk benefit assets	4,860	3,894
Accrued investment income	1,108	1,082
Goodwill	1,144	1,144
Other assets	8,163	8,853
Separate account assets	168,438	158,257
Total assets	$390,831	$372,413
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Policyholder account balances	$126,197	$120,737
Future contract benefits	39,807	39,864
Funds withheld reinsurance liabilities	16,907	17,641
Market risk benefit liabilities	1,046	1,716
Deferred front-end loads	6,730	5,901
Payables for collateral on investments	10,020	8,105
Short-term debt	300	250
Long-term debt	5,856	5,699
Other liabilities	7,261	7,350
Separate account liabilities	168,438	158,257
Total liabilities	382,562	365,520
Contingencies and Commitments (See Note 17)
Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized:
Series C preferred stock – 20,000 shares authorized, issued and outstanding
as of December 31, 2024, and December 31, 2023	493	493
Series D preferred stock – 20,000 shares authorized, issued and outstanding
as of December 31, 2024, and December 31, 2023	493	493
Common stock – 800,000,000 shares authorized; 170,380,646 and 169,666,137 shares
issued and outstanding as of December 31, 2024, and December 31, 2023, respectively	4,674	4,605
Retained earnings	7,645	4,778
Accumulated other comprehensive income (loss)	(5,036)	(3,476)
Total stockholders’ equity	8,269	6,893
Total liabilities and stockholders’ equity	$390,831	$372,413

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)

	For the Years Ended December 31,
	2024	2023	2022
Revenues
Insurance premiums	$6,425	$3,672	$6,087
Fee income	5,402	5,467	5,603
Net investment income	5,525	5,879	5,515
Realized gain (loss)	269	(4,311)	840
Other revenues	821	938	765
Total revenues	18,442	11,645	18,810
Expenses
Benefits	7,918	6,138	8,479
Interest credited	3,443	3,248	2,877
Market risk benefit (gain) loss	(2,677)	(2,264)	(3,246)
Policyholder liability remeasurement (gain) loss	(190)	(152)	2,766
Commissions and other expenses	5,590	5,492	5,292
Interest and debt expense	336	331	283
Impairment of intangibles	–	–	634
Total expenses	14,420	12,793	17,085
Income (loss) before taxes	4,022	(1,148)	1,725
Federal income tax expense (benefit)	747	(396)	367
Net income (loss)	3,275	(752)	1,358
Other comprehensive income (loss), net of tax:
Unrealized investment gain (loss)	(788)	3,715	(18,059)
Market risk benefit non-performance risk gain (loss)	(924)	(671)	(210)
Policyholder liability discount rate remeasurement gain (loss)	157	(160)	2,012
Foreign currency translation adjustment	(3)	8	(20)
Funded status of employee benefit plans	(2)	(16)	(59)
Total other comprehensive income (loss), net of tax	(1,560)	2,876	(16,336)
Comprehensive income (loss)	$1,715	$2,124	$(14,978)

Net Income (Loss) Available to Common Stockholders
Net income (loss)	$3,275	(752)	1,358
Preferred stock dividends declared	(91)	(82)	–
Net income (loss) available to common stockholders	$3,184	$(834)	$1,358

Net Income (Loss) Per Common Share
Basic	$18.66	$(4.92)	$7.93
Diluted	18.41	(4.92)	7.78

Cash Dividends Declared Per Common Share	$1.80	$1.80	$1.80

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	For the Years Ended December 31,
	2024	2023	2022
Preferred Stock
Balance as of beginning-of-year	$986	$986	$–
Issuance of Series C preferred stock	–	–	493
Issuance of Series D preferred stock	–	–	493
Balance as of end-of-year	986	986	986

Common Stock
Balance as of beginning-of-year	4,605	4,544	4,735
Stock compensation/issued for benefit plans	69	61	40
Retirement of common stock/cancellation of shares	–	–	(231)
Balance as of end-of-year	4,674	4,605	4,544

Retained Earnings
Balance as of beginning-of-year	4,778	5,924	5,196
Net income (loss)	3,275	(752)	1,358
Retirement of common stock	–	–	(319)
Preferred stock dividends declared	(91)	(82)	–
Common stock dividends declared	(317)	(312)	(311)
Balance as of end-of-year	7,645	4,778	5,924

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	(3,476)	(6,352)	9,984
Other comprehensive income (loss), net of tax	(1,560)	2,876	(16,336)
Balance as of end-of-year	(5,036)	(3,476)	(6,352)
Total stockholders’ equity as of end-of-year	$8,269	$6,893	$5,102

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$3,275	$(752)	$1,358
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Realized (gain) loss	(269)	4,311	(840)
Market risk benefit (gain) loss	(2,677)	(2,264)	(3,246)
Sales and maturities (purchases) of trading securities, net	343	1,301	300
Impairment of intangibles	–	–	634
Net operating cash payments related to closing Fortitude Re reinsurance transaction	–	(1,438)	–
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads	689	637	488
Accrued investment income	(39)	4	(67)
Insurance liabilities and reinsurance-related balances	(3,322)	(3,719)	4,377
Accrued expenses	251	109	(91)
Federal income tax accruals	747	(396)	421
Other	(1,005)	133	275
Net cash provided by (used in) operating activities	(2,007)	(2,074)	3,609
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(11,442)	(11,131)	(14,813)
Sales of available-for-sale securities and equity securities	1,965	4,013	2,297
Maturities of available-for-sale securities	9,442	5,670	5,453
Purchases of alternative investments	(1,390)	(630)	(664)
Sales and repayments of alternative investments	352	111	446
Issuance of mortgage loans on real estate	(4,146)	(1,946)	(2,507)
Repayment and maturities of mortgage loans on real estate	1,673	1,268	2,255
Repayment (issuance) of policy loans, net	–	(119)	5
Net change in collateral on investments, certain derivatives and related settlements	4,052	(260)	(4,070)
Cash received from disposition, net of cash transferred	619	–	–
Other	(304)	(310)	(48)
Net cash provided by (used in) investing activities	821	(3,334)	(11,646)
Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(100)	(500)	(300)
Issuance of long-term debt, net of issuance costs	346	–	296
Payment related to sale-leaseback transactions	(17)	(79)	(70)
Proceeds from certain financing arrangements	53	86	186
Payment related to certain financing arrangements	(137)	(49)	–
Net financing cash proceeds related to closing Fortitude Re reinsurance transaction	–	1,246	–
Deposits of fixed account balances	16,060	16,404	16,203
Withdrawals of fixed account balances	(12,153)	(10,660)	(7,674)
Transfers from (to) separate accounts, net	(27)	(624)	19
Common stock issued for benefit plans	(5)	(7)	(16)
Issuance of preferred stock, net of issuance costs	–	–	986
Repurchase of common stock	–	–	(550)
Dividends paid to preferred stockholders	(91)	(82)	–
Dividends paid to common stockholders	(307)	(305)	(310)
Other	–	–	(2)
Net cash provided by (used in) financing activities	3,622	5,430	8,768
Net increase (decrease) in cash, invested cash and restricted cash	2,436	22	731
Cash, invested cash and restricted cash as of beginning-of-year	3,365	3,343	2,612
Cash, invested cash and restricted cash as of end-of-year	$5,801	$3,365	$3,343

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations

Lincoln National Corporation and its subsidiaries (“LNC” or the “Company,” which also may be referred to as “we,” “our” or “us”) operate multiple insurance businesses through four business segments: Annuities, Life Insurance, Group Protection and Retirement Plan Services. In addition, we include financial results for operations that are not directly related to our business segments in Other Operations. The collective group of businesses uses “Lincoln Financial” as its marketing identity. Through our business segments, we sell a wide range of wealth accumulation, wealth protection, group protection and retirement income products and solutions. These products primarily include variable annuities, fixed annuities (including indexed), registered index-linked annuities (“RILA”), universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL and VUL, indexed universal life insurance (“IUL”), term life insurance, group life, disability and dental and employer-sponsored retirement plans and services. For more information on our segments and the products and solutions we provide, see Note 19.

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”). Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized below.

Certain amounts reported in prior year consolidated financial statements have been reclassified to conform to the presentation adopted in the current year. Effective in the third quarter of 2024, we collapsed the amortization of deferred gain (loss) on business sold through reinsurance line item, reclassifying the deferred gain amortization to other revenues and presenting the amortization of deferred loss within commissions and other expenses. The amortization of deferred gain (loss) on business sold through reinsurance was previously presented on a net basis within other revenues.

We present disaggregated disclosures in the Notes below for long-duration insurance balances, applying the level of aggregation by segment as follows:

Business Segment	Level of Aggregation
Annuities	Variable Annuities
Fixed Annuities
Payout Annuities
Life Insurance	Traditional Life
UL and Other
Group Protection	Group Protection
Retirement Plan Services	Retirement Plan Services

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

Sale of Wealth Management Business

On May 6, 2024, we closed the sale of all of the ownership interests in the subsidiaries of the Company that comprise the Company’s wealth management business to Osaic Holdings, Inc., a Delaware corporation (“Osaic”), pursuant to the Stock Purchase Agreement entered into between LNC and Osaic on December 14, 2023 (the “Agreement”). Pursuant to the Agreement, the Company sold its ownership interests in the following subsidiaries: Lincoln Financial Securities Corporation, Lincoln Financial Advisors Corporation, California Fringe Benefit and Insurance Marketing Corporation, LFA, Limited Liability Company and LFA Management Corporation (collectively, the “Wealth Management Business”). We received $723 million in cash, inclusive of a post-closing adjustment, and recognized a $544 million pre-tax realized gain for the year ended December 31, 2024, net of transaction expenses. Transaction expenses for the year ended December 31, 2024, of $38 million were reported in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss). For more information, see Note 20.

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

Fair Value Measurement

Our measurement of fair value is based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset or non-performance risk, which would include our own credit risk. Our estimate of an exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability (“exit price”) in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability, as opposed to the price that would be paid to acquire the asset or receive a liability (“entry price”). Pursuant to the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards CodificationTM , we categorize our financial instruments carried at fair value into a three-level fair value hierarchy, based on the priority of inputs to the respective valuation technique. The three-level hierarchy for fair value measurement is defined as follows:

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

Our policy for commercial mortgage loans is to report loans that are 60 or more days past due, which equates to two or more payments missed, as delinquent. Our policy for residential mortgage loans is to report loans that are 90 or more days past due, which equates to three or more payments missed, as delinquent. We do not accrue interest on loans 90 days past due, and any interest received on these loans is either applied to the principal or recorded in net investment income on the Consolidated Statements of Comprehensive Income (Loss) when received, depending on the assessment of the collectability of the loan. When a loan is placed on non-accrual status, uncollected past due accrued interest income that is considered uncollectible is charged off against net investment income. We resume accruing interest once a loan complies with all of its original terms or restructured terms. Mortgage loans deemed uncollectible are charged against the allowance for credit losses, and subsequent recoveries, if any, are likewise credited to the allowance for credit losses.

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

Mortgage loans on real estate are presented net of the allowance for credit losses on the Consolidated Balance Sheets. Changes in the allowance are reported in realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). Mortgage loans on real estate deemed uncollectible are charged against the allowance for credit losses, and subsequent recoveries, if any, are credited to the allowance for credit losses, limited to the aggregate of amounts previously charged off and expected to be charged off.

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

We measure and assess the credit quality of our commercial mortgage loans by using loan-to-value (“LTV”) and debt-service coverage ratios. The LTV ratio compares the principal amount of the loan to the fair value at origination of the underlying property collateralizing the loan and is commonly expressed as a percentage. LTV ratios greater than 100% indicate that the principal amount is greater than the collateral value. Therefore, all else being equal, a lower LTV ratio generally indicates a higher quality loan. The debt-service coverage ratio compares a property’s net operating income to its debt-service payments. Debt-service coverage ratios of less than 1.0 indicate that property operations do not generate enough income to cover its current debt payments. Therefore, all else being equal, a higher debt-service coverage ratio generally indicates a higher quality loan. These credit quality metrics are monitored and reviewed at least annually.

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

For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of AOCI and reclassified into net income in the same period or periods during which the hedged transaction affects net income. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in net income during the period of change in estimated fair values. For derivative instruments not designated as hedging instruments, but that are economic hedges, the gain or loss is recognized in net income. Cash flows from derivatives are reported in the operating, investing or financing activities sections in the Consolidated Statements of Cash Flows based on the nature and purpose of the derivative.

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

In uncleared derivative transactions, we and the counterparty enter into a credit support annex requiring either party to post collateral, which may be in the form of cash, equal to the net derivative exposure. Cash collateral we have posted to a counterparty is recorded within other investments on the Consolidated Balance Sheets. Cash collateral a counterparty has posted is recorded within payables for collateral on investments on the Consolidated Balance Sheets. We also have investments in FHLB common stock, carried at cost, that enable access to the FHLB lending program. For more information on our collateralized financing arrangements, see “Payables for Collateral on Investments” below.

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

DAC, VOBA, DSI and DFEL

Acquisition costs directly related to successful contract acquisitions or renewals of annuities, UL, VUL, traditional life insurance, group life and disability insurance and other investment contracts have been deferred (i.e., deferred acquisition costs (“DAC”)). Such acquisition costs are capitalized in the period they are incurred and primarily include commissions, certain bonuses, a portion of total compensation and benefits of certain employees involved in the acquisition process and medical and inspection fees. Value of business acquired (“VOBA”) is an intangible asset that reflects the estimated fair value of in-force contracts in a life insurance company acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the business in force at the acquisition date. Bonus credits and excess interest for dollar cost averaging contracts are considered deferred sales inducements (“DSI”) and reported in deferred acquisition costs, value of business acquired and deferred sales inducements on the Consolidated Balance Sheets. Contract sales charges that are collected in the early years of an insurance contract are deferred and reported as deferred front-end loads (“DFEL”) on the Consolidated Balance Sheets.

DAC, VOBA, DSI and DFEL amortization is reported within the following financial statement line items on the Consolidated Statements of Comprehensive Income (Loss):

•DAC and VOBA – commissions and other expenses
•DSI – interest credited
•DFEL – fee income

DAC, VOBA, DSI and DFEL are amortized on a constant level basis relative to the insurance in force over the expected term of the related contracts using the groupings and actuarial assumptions that are consistent with those used for calculating the related policyholder liability balances. Actuarial assumptions include, but are not limited to, mortality, morbidity and certain policyholder behaviors such as persistency, which are adjusted for emerging experience and expected trends of the related long-duration insurance contracts and certain investment contracts by segment. During the third quarter of each year, we conduct our comprehensive review and update these actuarial assumptions. We may update our actuarial assumptions in other quarters as we become aware of information that warrants updating outside of our comprehensive review. These resulting changes are applied prospectively.

The following provides a summary of our DAC, VOBA, DSI and DFEL amortization basis and expected amortization period by segment:

Business Segment	Amortization Basis	Expected Amortization Period
Annuities	Total deposits paid to date on policies in force	Life of contract
Life Insurance	Policy count of policies in force	On average 60 years
Group Protection	Group certificate contracts in force	4 years
Retirement Plan Services	Lives in force	Life of contract or 40 years

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

We use deposit accounting to recognize reinsurance agreements that do not transfer significant insurance risk. This accounting treatment results in amounts paid or received by our insurance subsidiaries to be considered on deposit with the reinsurer and such amounts are reported in deposit assets, net of allowance for credit losses and other liabilities, respectively, on the Consolidated Balance Sheets. As amounts are paid or received, consistent with the underlying contracts, deposit assets or liabilities are adjusted. Interest income on deposit assets and interest expense on deposit liabilities is reported in other revenues and commissions and other expenses, respectively, on the Consolidated Statements of Comprehensive Income (Loss).

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

Reinsurance recoverables are presented net of the allowance for credit losses on the Consolidated Balance Sheets. Changes in the allowance for credit losses are reported in realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). Reinsurance recoverables deemed uncollectible are charged against the allowance for credit losses, and subsequent recoveries, if any, are credited to the allowance for credit losses, limited to the aggregate of amounts previously charged off and expected to be charged off.

Where applicable, gains or losses recognized on reinsurance transactions are deferred and amortized into net income (loss) using an amortization basis reflective of the characteristics of the underlying ceded business. Our deferred gains and losses on reinsurance of our interest-sensitive life insurance products are recognized over the projected life of the policies, based on projected profitability or projected reserve development for blocks with negative profitability. Our deferred gains and losses on reinsurance of our annuity products are recognized over the period in which the majority of account balances is expected to run off. Deferred gains and losses are reported within other liabilities and other assets, respectively, on the Consolidated Balance Sheets. Amortization of deferred gains and losses is reported within other revenues and commissions and other expenses, respectively, on the Consolidated Statements of Comprehensive Income (Loss).

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

Other Assets and Other Liabilities

Other assets consist primarily of deferred loss on business sold through reinsurance, certain reinsurance assets, current and deferred taxes, property and equipment, balances associated with corporate-owned and bank-owned life insurance, premiums and fees receivable, specifically identifiable intangible assets, receivables resulting from sales of securities that had not yet settled as of the balance sheet date, operating lease right-of-use (“ROU”) assets, ceded MRB liabilities and other receivables and prepaid expenses. Other liabilities consist primarily of other policyholder liabilities, pension and other employee benefit liabilities, certain reinsurance payables, certain financing arrangements, ceded MRB assets, derivative instrument liabilities, deferred gain on business sold through reinsurance, long-term operating lease liabilities, payables resulting from purchases of securities that had not yet settled as of the balance sheet date and other accrued expenses.

The carrying values of specifically identifiable intangible assets are reviewed at least annually for indicators of impairment in value that are related to credit loss or non-credit, including unexpected or adverse changes in the following: the economic or competitive environments in which the company operates; profitability analyses; cash flow analyses; and the fair value of the relevant business operation. If there was an indication of impairment, then the discounted cash flow method would be used to measure the impairment, and the carrying value would be adjusted as necessary and reported in impairment of intangibles on the Consolidated Statements of Comprehensive Income (Loss). Sales force intangibles are attributable to the value of the new business distribution system acquired through business combinations. These assets are amortized on a straight-line basis over their useful life of 25 years. Specifically identifiable intangible assets also includes the value of customer relationships acquired (“VOCRA”) and value of distribution agreements (“VODA”). The carrying values of VOCRA and VODA are amortized using a straight-line basis over their weighted average life of 20 years and 13 years, respectively. See Note 8 for more information regarding specifically identifiable intangible assets.

Property and equipment owned for company use is carried at cost less allowances for depreciation. Provisions for depreciation of investment real estate and property and equipment owned for company use are computed principally on the straight-line method over the estimated useful lives of the assets, which include buildings, computer hardware and software and other property and equipment. Certain assets on the Consolidated Balance Sheets are related to certain financing arrangements and are depreciated in a manner consistent with our current depreciation policy for owned assets. We periodically review the carrying value of our long-lived assets, including property and equipment, for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. For long-lived assets to be held and used, impairments are recognized when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

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

The business written or assumed by us includes participating life insurance contracts, under which the policyholder is entitled to share in the earnings of such contracts via receipt of dividends. The dividend scale for participating policies is reviewed annually and may be adjusted to reflect recent experience and future expectations. As of December 31, 2024, 2023 and 2022, participating policies comprised less than 1% of the face amount of business in force, and dividend expenses were $40 million, $41 million and $49 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

MRBs are valued based on a stochastic projection of risk-neutral scenarios that incorporate a spread reflecting our non-performance risk. Ceded MRBs are valued based on a stochastic projection of risk-neutral scenarios that incorporate a spread reflecting our counterparties’ non-performance risk. The scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant and include assumptions for capital markets, policyholder behavior (e.g., policy lapse, rider utilization, etc.) mortality, risk margin and administrative expenses. These assumptions are based on a combination of historical data and actuarial judgments. During the third quarter of each year, we conduct our comprehensive review of the actuarial assumptions and projection models used in estimating these MRBs and update these assumptions on a prospective basis as needed. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update. The assumptions for our own non-performance risk and our counterparties’ non-performance risk for MRBs and ceded MRBs, respectively, are determined at each valuation date and reflect our and our counterparties’ risks of not fulfilling the obligations of the underlying liability. The spread for the non-performance risk is added to the discount rates used in determining the fair value from the net cash flows. For information on fair value inputs, see Note 14.

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

Wholesaling-related 12b-1 fees received from separate account fund sponsors as compensation for servicing the underlying mutual funds are recorded as revenues based on a contractual percentage of the market value of mutual fund assets over the period shares are owned by customers. Net investment advisory fees related to asset management of certain separate account funds are recorded as revenues based on a contractual percentage of the customer’s managed assets over the period advisory services are provided. Fee income related to 12b-1 fees and net investment advisory fees, reported primarily within our Annuities segment, was $774 million, $715 million and $743 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Other Revenues

Other revenues consist primarily of fees attributable to broker-dealer services recorded as performance obligations are met, either at the time of sale or over time based on a contractual percentage of customer account balances, and proceeds from reinsurance recaptures. The broker-dealer services primarily relate to our wealth management business, which was sold during 2024, and consist of commission revenue for the sale of non-affiliated securities recorded on a trade date basis and advisory fee income. Advisory fee income is asset-based revenues recorded as earned based on a contractual percentage of customer account balances. Other revenues attributable to broker-dealer services and advisory fee income, reported primarily within our Annuities segment, were $225 million, $564 million and $584 million for the years ended December 31, 2024, 2023 and 2022, respectively. See “Sale of Wealth Management Business” above for additional information. Other revenues earned by our Group Protection segment consist of fees from administrative services performed, which are recognized as performance obligations are met over the terms of the underlying agreements, and were $224 million, $210 million and $203 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Foreign Currency Translation

The balance sheet accounts and income statement items of foreign subsidiaries reported in functional currencies other than the U.S. dollar are translated at the current and average exchange rates for the year, respectively. Resulting translation adjustments and other translation adjustments for foreign currency transactions that affect cash flows are reported in AOCI, a component of stockholders’ equity.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the average common shares outstanding. Diluted EPS is computed assuming the conversion or exercise of non-vested stock, stock options and performance share units outstanding during the year. For any period where a net loss is experienced, shares used in the diluted EPS calculation represent basic shares, as the use of diluted shares would result in a lower loss per share.

2.  New Accounting Standards

Adoption of New Accounting Standards

The following table provides a description of current period adoptions of new Accounting Standards Updates (“ASUs”).

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
We adopted this ASU effective January 1, 2024, incorporating the required disclosures in Note 19 to the consolidated financial statements, along with retrospectively updating the applicable tabular disclosures.

Future Adoption of New Accounting Standards

The following table provides a description of future adoptions of new ASUs that may have an impact on our consolidated financial statements when adopted. ASUs not listed below were assessed and determined to be either not applicable or insignificant in presentation or amount.

Standard	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	This ASU establishes new income tax disclosure requirements, as well as adjusts certain existing requirements. It specifically requires expanded and disaggregated disclosures around the tax rate reconciliation.	January 1, 2025	We are evaluating the impact of this ASU to disclosures within the Federal Income Taxes Note to the consolidated financial statements.
ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40)	This ASU requires disclosure of specified information about certain costs and expenses, including employee compensation, depreciation and intangible asset amortization.	January 1, 2027	We are evaluating the impact of this ASU to the consolidated financial statements.

3. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of fixed maturity AFS securities (in millions) were as follows:

	As of December 31, 2024
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$75,556	$563	$9,655	$14	$66,450
U.S. government bonds	429	3	41	–	391
State and municipal bonds	2,798	18	445	–	2,371
Foreign government bonds	282	11	56	–	237
RMBS	2,066	24	220	7	1,863
CMBS	1,817	4	156	–	1,665
ABS	14,226	99	421	24	13,880
Hybrid and redeemable preferred securities	241	25	11	1	254
Total fixed maturity AFS securities	$97,415	$747	$11,005	$46	$87,111

	As of December 31, 2023
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$77,085	$852	$8,272	$8	$69,657
U.S. government bonds	416	6	29	–	393
State and municipal bonds	3,106	101	417	–	2,790
Foreign government bonds	314	16	47	–	283
RMBS	1,948	28	197	6	1,773
CMBS	1,622	5	203	–	1,424
ABS	12,698	62	585	4	12,171
Hybrid and redeemable preferred securities	244	21	17	1	247
Total fixed maturity AFS securities	$97,433	$1,091	$9,767	$19	$88,738

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of December 31, 2024, were as follows:

	Amortized Cost	Fair Value
Due in one year or less	$3,526	$3,508
Due after one year through five years	17,958	17,453
Due after five years through ten years	13,928	12,867
Due after ten years	43,894	35,875
Subtotal	79,306	69,703
Structured securities (RMBS, CMBS, ABS)	18,109	17,408
Total fixed maturity AFS securities	$97,415	$87,111

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of December 31, 2024
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$24,657	$4,054	$29,786	$5,601	$54,443	$9,655
U.S. government bonds	86	3	224	38	310	41
State and municipal bonds	1,087	228	760	217	1,847	445
Foreign government bonds	32	5	118	51	150	56
RMBS	795	76	760	144	1,555	220
CMBS	579	50	777	106	1,356	156
ABS	2,907	118	3,827	303	6,734	421
Hybrid and redeemable
preferred securities	23	3	93	8	116	11
Total fixed maturity AFS securities	$30,166	$4,537	$36,345	$6,468	$66,511	$11,005

Total number of fixed maturity AFS securities in an unrealized loss position						6,985

	As of December 31, 2023
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$14,005	$3,270	$34,595	$5,002	$48,600	$8,272
U.S. government bonds	65	6	195	23	260	29
State and municipal bonds	371	72	874	345	1,245	417
Foreign government bonds	111	31	57	16	168	47
RMBS	360	20	886	177	1,246	197
CMBS	583	56	589	147	1,172	203
ABS	1,900	68	7,217	517	9,117	585
Hybrid and redeemable
preferred securities	32	3	95	14	127	17
Total fixed maturity AFS securities	$17,427	$3,526	$44,508	$6,241	$61,935	$9,767

Total number of fixed maturity AFS securities in an unrealized loss position						7,605

(1) As of December 31, 2024 and 2023, we recognized $23 million and $8 million of gross unrealized losses, respectively, in OCI for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of December 31, 2024
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$5,405	$1,621	799
Six months or greater, but less than nine months	371	198	216
Nine months or greater, but less than twelve months	71	28	37
Twelve months or greater	4,440	2,218	741
Total	$10,287	$4,065	1,793

	As of December 31, 2023
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$2,492	$927	533
Six months or greater, but less than nine months	343	96	79
Nine months or greater, but less than twelve months	336	109	90
Twelve months or greater	4,094	2,922	997
Total	$7,265	$4,054	1,699

(1) We may reflect a security in more than one aging category based on various purchase dates.

Our gross unrealized losses on fixed maturity AFS securities increased by $1.2 billion for the year ended December 31, 2024. As discussed further below, we do not believe the unrealized loss position as of December 31, 2024, required an impairment recognized in earnings as: (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of December 31, 2024, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of December 31, 2024, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to rising interest rates and widening credit spreads since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of December 31, 2024 and 2023, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of December 31, 2024 and 2023, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $2.9 billion and $3.0 billion, respectively, and a fair value of $2.8 billion. Based upon the analysis discussed above, we believe that as of December 31, 2024 and 2023, we would have recovered the amortized cost of each corporate bond.

As of December 31, 2024, the unrealized losses associated with our MBS and ABS were attributable primarily to rising interest rates and widening credit spreads since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of December 31, 2024, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

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

Changes in the allowance for credit losses on fixed maturity AFS securities (in millions), aggregated by investment category, were as follows:

	For the Year Ended December 31, 2024
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-year	$8	$6	$4	$1	$19
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	10	–	15	–	25
Additions (reductions) for securities for which
credit losses were previously recognized	11	1	5	–	17
Reductions for securities charged off	(15)	–	–	–	(15)
Balance as of end-of-year (2)	$14	$7	$24	$1	$46

	For the Year Ended December 31, 2023
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-year	$9	$7	$5	$1	$22
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	25	1	–	–	26
Additions (reductions) for securities for which
credit losses were previously recognized	(2)	(2)	(1)	–	(5)
Reductions for securities disposed	(2)	–	–	–	(2)
Reductions for securities charged off	(22)	–	–	–	(22)
Balance as of end-of-year (2)	$8	$6	$4	$1	$19

	For the Year Ended December 31, 2022
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-year	$17	$1	$1	$–	$19
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	4	3	–	1	8
Additions (reductions) for securities for which
credit losses were previously recognized	2	3	4	–	9
Reductions for securities disposed	(2)	–	–	–	(2)
Reductions for securities charged off	(12)	–	–	–	(12)
Balance as of end-of-year (2)	$9	$7	$5	$1	$22

(1) Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.
(2) As of December 31, 2024, 2023 and 2022, accrued investment income on fixed maturity AFS securities totaled $876 million, $908 million and $1.1 billion, respectively, and was excluded from the estimate of credit losses.

Losses from debt instrument modifications were $3 million and less than $1 million for the years ended December 31, 2024 and 2023, respectively.

Trading Securities

Trading securities at fair value (in millions) consisted of the following:

	As of December 31,
	2024	2023
Fixed maturity securities:
Corporate bonds	$1,409	$1,653
State and municipal bonds	13	21
Foreign government bonds	41	46
RMBS	63	62
CMBS	109	104
ABS	371	455
Hybrid and redeemable preferred securities	19	18
Total trading securities	$2,025	$2,359

The portion of the market adjustment for trading gains and losses recognized in realized gain (loss) that relate to trading securities still held as of December 31, 2024, 2023 and 2022, was $(2) million, $81 million and $(632) million, respectively.

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of December 31, 2024			As of December 31, 2023
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$17,567	$3,387	$20,954	$17,256	$1,665	$18,921
30 to 59 days past due	6	71	77	61	28	89
60 to 89 days past due	–	33	33	–	9	9
90 or more days past due	35	90	125	–	60	60
Allowance for credit losses	(99)	(53)	(152)	(86)	(28)	(114)
Unamortized premium (discount)	(6)	83	77	(7)	43	36
Mark-to-market gains (losses) (1)	(31)	–	(31)	(37)	(1)	(38)
Total carrying value	$17,472	$3,611	$21,083	$17,187	$1,776	$18,963

(1) Represents the mark-to-market on certain mortgage loans on real estate that support our modified coinsurance agreements, where the investment results are passed directly to the reinsurers, and for which we have elected the fair value option. As of December 31, 2024, the amortized cost and fair value of such mortgage loans on real estate that were in nonaccrual status was $30 million and $21 million, respectively. As of December 31, 2023, the amortized cost and fair value of such mortgage loans on real estate that were in nonaccrual status was less than $1 million. As of December 31, 2024 and 2023, there were no such mortgage loans on real estate that were more than 90 days past due and still accruing interest. See Note 14 for additional information.

Our commercial mortgage loan portfolio had the largest concentrations in California, which accounted for 27% of commercial mortgage loans on real estate as of December 31, 2024 and 2023, and Texas, which accounted for 10% and 9% of commercial mortgage loans on real estate as of December 31, 2024 and 2023, respectively.

Our residential mortgage loan portfolio had the largest concentrations in California, which accounted for 14% of residential mortgage loans on real estate as of December 31, 2024 and 2023, and New York, which accounted for 14% and 12% of residential mortgage loans on real estate as of December 31, 2024 and 2023, respectively.

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows, excluding certain mortgage loans on real estate that support our modified coinsurance agreements, where the investment results are passed directly to the reinsurers:

	As of December 31, 2024	As of December 31, 2023
Commercial mortgage loans on real estate	$4	$–
Residential mortgage loans on real estate	92	62
Total	$96	$62

We use LTV and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate. The amortized cost of commercial mortgage loans on real estate (dollars in millions) by year of origination and credit quality indicator was as follows:

	As of December 31, 2024
	LTV Less Than 65%	Debt-Service Coverage Ratio	LTV 65% to 75%	Debt-Service Coverage Ratio	LTV Greater Than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2024	$1,548	1.73	$83	1.41	$–	–	$1,631
2023	1,348	1.78	44	1.36	–	–	1,392
2022	1,724	2.11	94	1.55	4	1.30	1,822
2021	2,267	3.50	47	1.52	–	–	2,314
2020	1,167	3.33	4	1.53	–	–	1,171
2019 and prior	9,138	2.38	126	1.58	8	1.30	9,272
Total	$17,192		$398		$12		$17,602

	As of December 31, 2023
	LTV Less Than 65%	Debt-Service Coverage Ratio	LTV 65% to 75%	Debt-Service Coverage Ratio	LTV Greater Than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2023	$1,368	1.90	$54	1.38	$–	–	$1,422
2022	1,710	2.06	140	1.54	–	–	1,850
2021	2,335	3.34	61	1.55	–	–	2,396
2020	1,214	3.24	11	1.38	–	–	1,225
2019	2,446	2.40	80	1.56	10	2.33	2,536
2018 and prior	7,789	2.39	78	1.60	14	0.87	7,881
Total	$16,862		$424		$24		$17,310

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate. The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of December 31, 2024
	Performing	Nonperforming	Total
Origination Year
2024	$1,895	$14	$1,909
2023	557	16	573
2022	492	33	525
2021	427	11	438
2020	65	4	69
2019 and prior	136	14	150
Total	$3,572	$92	$3,664

	As of December 31, 2023
	Performing	Nonperforming	Total
Origination Year
2023	$515	$2	$517
2022	533	22	555
2021	465	18	483
2020	78	3	81
2019	99	13	112
2018 and prior	53	4	57
Total	$1,743	$62	$1,805

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

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	For the Year Ended December 31, 2024
	Commercial	Residential	Total
Balance as of beginning-of-year	$86	$28	$114
Additions (reductions) from provision for credit loss
expense (1)	63	25	88
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Reductions for mortgage loans on real estate charged off	(50)	–	(50)
Balance as of end-of-year (2)	$99	$53	$152

	For the Year Ended December 31, 2023
	Commercial	Residential	Total
Balance as of beginning-of-year	$84	$15	$99
Additions (reductions) from provision for credit loss
expense (1)	2	13	15
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Balance as of end-of-year (2)	$86	$28	$114

	For the Year Ended December 31, 2022
	Commercial	Residential	Total
Balance as of beginning-of-year	$79	$17	$96
Additions (reductions) from provision for credit loss
expense (1)	5	(2)	3
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Balance as of end-of-year (2)	$84	$15	$99

(1) We recognized less than $1 million and $(1) million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the years ended December 31, 2024 and 2023, respectively. We did not recognize any credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the year ended December 31, 2022.
(2) Accrued investment income on mortgage loans on real estate totaled $94 million, $68 million and $51 million as of December 31, 2024, 2023 and 2022, respectively, and was excluded from the estimate of credit losses.

Alternative Investments

As of December 31, 2024 and 2023, alternative investments included investments in 371 and 352 different partnerships, respectively, and represented approximately 3% of total investments.

Net Investment Income

The major categories of net investment income (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Fixed maturity AFS securities	$4,222	$4,819	$4,469
Trading securities	118	161	182
Equity securities	21	13	11
Mortgage loans on real estate	887	755	689
Policy loans	95	103	101
Cash and invested cash	194	129	13
Commercial mortgage loan prepayment
and bond make-whole premiums	15	10	105
Alternative investments	319	243	66
Consent fees	–	3	8
Other investments	(30)	(33)	79
Investment income	5,841	6,203	5,723
Investment expense	(316)	(324)	(208)
Net investment income	$5,525	$5,879	$5,515

Impairments on Fixed Maturity AFS Securities

Details underlying intent to sell impairments and credit loss benefit (expense) incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Intent to Sell Impairments (1)
Fixed maturity AFS securities:
Corporate bonds	$–	$(941)	$–
State and municipal bonds	–	(48)	–
RMBS	–	(28)	–
CMBS	–	(36)	–
ABS	–	(37)	–
Hybrid and redeemable preferred securities	–	(1)	–
Total intent to sell impairments	$–	$(1,091)	$–

Credit Loss Benefit (Expense)
Fixed maturity AFS securities:
Corporate bonds	$(21)	$(24)	$(5)
RMBS	(1)	1	(6)
ABS	(20)	1	(4)
Total credit loss benefit (expense)	$(42)	$(22)	$(15)

(1)     For the year ended December 31, 2023, this includes impairments of certain fixed maturity AFS securities in an unrealized loss position, resulting from the Company’s intent to sell these securities as part of the fourth quarter 2023 reinsurance transaction.

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on the Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of December 31, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Collateral payable for derivative investments (1)	$7,213	$7,213	$5,250	$5,250
Securities pledged under securities lending agreements (2)	157	151	205	197
Investments pledged for FHLBI (3)	2,650	3,657	2,650	3,603
Total payables for collateral on investments	$10,020	$11,021	$8,105	$9,050

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

We have repurchase agreements through which we can obtain liquidity by pledging securities. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our repurchase program is typically invested in fixed maturity AFS securities. As of December 31, 2024 and 2023, we were not participating in any open repurchase agreements.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Years Ended December 31,
	2024	2023	2022
Collateral payable for derivative investments	$1,963	$1,966	$(2,291)
Securities pledged under securities lending agreements	(48)	(93)	57
Investments pledged for FHLBI	–	(480)	–
Total increase (decrease) in payables for collateral on investments	$1,915	$1,393	$(2,234)

We have elected not to offset our securities lending transactions in the consolidated financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of December 31, 2024
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$144	$–	$–	$–	$144
U.S. government bonds	1	–	–	–	1
Equity securities	12	–	–	–	12
Total gross secured borrowings	$157	$–	$–	$–	$157

	As of December 31, 2023
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$202	$–	$–	$–	$202
Equity securities	3	–	–	–	3
Total gross secured borrowings	$205	$–	$–	$–	$205

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the consolidated financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of December 31, 2024, we had not received any collateral and, therefore, had not sold or repledged any collateral under these agreements.

We also accept collateral from derivative counterparties in the form of securities that we are permitted to sell or re-pledge. As of
December 31, 2024, the fair value of this collateral received that we are permitted to sell or re-pledge was $2.6 billion, and we had re-pledged $63 million of this collateral to cover our collateral requirements.

We had not pledged any held fixed maturity AFS securities to derivative counterparties as of December 31, 2024.

Investment Commitments

As of December 31, 2024, our investment commitments were $4.3 billion, which included $3.2 billion of LPs, $828 million of mortgage loans on real estate and $230 million of private placement securities.

Concentrations of Financial Instruments

As of December 31, 2024 and 2023, our most significant investments in one issuer were our investments in securities issued by the Federal National Mortgage Association with a fair value of $851 million and $739 million, respectively, or 1% of total investments, and our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $566 million and $570 million, respectively, or less than 1% and 1%, respectively, of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of December 31, 2024 and 2023, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $13.4 billion and $14.0 billion, respectively, or 10% and 11%, respectively, of total investments, and our investments in securities in the consumer non-cyclical industry with a fair value of $12.9 billion and $13.8 billion, respectively, or 10% and 11%, respectively, of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

4. Variable Interest Entities

Consolidated VIEs

Reinsurance-Related Notes

We are the sole equity owner of Lincoln Financial Limited Liability Company I (“LFLLCI”), which we formed in July 2013. The activities of LFLLCI relate solely to our captive reinsurance subsidiary, the Lincoln Reinsurance Company of Vermont V (“LRCVV”), and are primarily to acquire, hold and issue notes with LRCVV as well as pay and collect interest on the notes. LFLLCI holds a surplus note issued by LRCVV that had an outstanding principal balance of $522 million as of December 31, 2024. LFLLCI issued a long-term note to LRCVV that has a principal balance that moves concurrently with any variability in the face amount of the surplus note LFLLCI received from LRCVV. We concluded that LFLLCI is a VIE and that LNC is the primary beneficiary as we have the power to direct the most significant activities affecting the performance of LFLLCI.

Asset information (dollars in millions) for the consolidated VIEs included on the Consolidated Balance Sheets was as follows:

	As of December 31, 2024			As of December 31, 2023
	Number of Instruments	Notional Amounts	Carrying Value	Number of Instruments	Notional Amounts	Carrying Value
Assets
Total return swap	1	$522	$–	1	$544	$–

There were no gains or losses for consolidated VIEs recognized on the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024 and 2023.

Unconsolidated VIEs

Reinsurance-Related Notes

Effective September 30, 2014, we entered into a transaction with a non-affiliated VIE whose primary activities are to acquire, hold and issue notes and loans, pay and collect interest on the notes and loans, and enter into derivative instruments. We issued a long-term senior note to the non-affiliated VIE in exchange for a corporate bond AFS security of like principal and duration that was assigned to one of our subsidiaries. The outstanding principal balance of this long-term senior note was $1.1 billion as of December 31, 2024, and it is variable in nature; moving concurrently with any variability in the face amount of the corporate bond AFS security up to a maximum amount of $1.1 billion. We have concluded that we are not the primary beneficiary of the non-affiliated VIE because we do not have power over the activities that most significantly affect its economic performance. In addition, the terms of the senior note provide us with a set-off right with the corporate bond AFS security we purchased from the VIE; therefore, neither appears on the Consolidated Balance Sheets. The VIE has entered into a total return swap with an unaffiliated third party that supports any necessary principal funding of the corporate bond AFS security required by our subsidiaries while the security is outstanding.

Effective October 1, 2017, our captive reinsurance subsidiary, the Lincoln Reinsurance Company of Vermont VI, restructured the $275 million, long-term surplus note which was originally issued to a non-affiliated VIE in October 2015 in exchange for two corporate bond AFS securities of like principal and duration. The activities of the VIE are primarily to acquire, hold and issue notes and loans and to pay and collect interest on the notes and loans. The outstanding principal balance of the long-term surplus note is variable in nature; moving concurrently with any variability in the face amount of the corporate bond AFS securities. We have concluded that we are not the primary beneficiary of the non-affiliated VIE because we do not have power over the activities that most significantly affect its economic performance. As of December 31, 2024, the principal balance of the long-term surplus note was zero and we do not currently have any exposure to this VIE.

Effective November 1, 2019, we entered into a transaction with a non-affiliated VIE whose primary activities are to acquire, hold and issue notes, as well as pay and collect interest on the notes. We issued a long-term senior note to the non-affiliated VIE in exchange for a corporate bond AFS security of like principal and duration that was assigned to one of our subsidiaries. The outstanding principal balance of this long-term senior note was $410 million as of December 31, 2024, and it is variable in nature, moving concurrently with any variability in the face amount of the corporate bond AFS security up to a maximum amount of $500 million. We have concluded that we are not the primary beneficiary of the non-affiliated VIE due to our lack of power over the activities that most significantly affect its economic performance as well as the extent of our obligation to absorb its losses. In addition, the terms of the senior note provide us with a set-off right with the corporate bond AFS security we purchased from the VIE; therefore, neither appears on the Consolidated Balance Sheets.

Effective September 30, 2021, we entered into a transaction with a non-affiliated VIE whose primary activities are to acquire, hold and issue notes, as well as pay and collect interest on the notes. We issued a long-term senior note to the non-affiliated VIE in exchange for a corporate bond AFS security of like principal and duration that was assigned to one of our subsidiaries. The outstanding principal balance of this long-term senior note was $399 million as of December 31, 2024, and it is variable in nature, moving concurrently with any variability in the face amount of the corporate bond AFS security up to a maximum amount of $400 million. We have concluded that we are not the primary beneficiary of the non-affiliated VIE due to our lack of power over the activities that most significantly affect its economic performance as well as the extent of our obligation to absorb its losses. In addition, the terms of the senior note provide us with a set-off right with the corporate bond AFS security we purchased from the VIE; therefore, neither appears on the Consolidated Balance Sheets.

Effective December 31, 2022, we entered into a transaction with a non-affiliated VIE whose primary activities are to acquire, hold and issue notes, as well as pay and collect interest on the notes. We issued a long-term note to the non-affiliated VIE in exchange for a corporate bond AFS security of like principal and duration that was assigned to one of our subsidiaries. The outstanding principal balance of this long-term note was $1.5 billion as of December 31, 2024, and it is variable in nature, moving concurrently with any variability in the face amount of the corporate bond AFS security up to a maximum amount of $1.5 billion. We have concluded that we are not the primary beneficiary of the non-affiliated VIE due to our lack of power over the activities that most significantly affect its economic performance as well as the extent of our obligation to absorb its losses. In addition, the terms of the note provide us with a set-off right with the corporate bond AFS security we received from the VIE; therefore, neither appears on the Consolidated Balance Sheets.

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

Limited Partnerships and Limited Liability Companies

We invest in certain LPs and limited liability companies (“LLCs”) that we have concluded are VIEs. Our exposure to loss is limited to the capital we invest in the LPs and LLCs. We do not hold any substantive kick-out or participation rights in the LPs and LLCs, and we do not receive any performance fees or decision maker fees from the LPs and LLCs. Based on our analysis of the LPs and LLCs, we are not the primary beneficiary of the VIEs as we do not have the power to direct the most significant activities of the LPs and LLCs. The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on the Consolidated Balance Sheets and were $5.3 billion and $4.2 billion as of December 31, 2024 and 2023, respectively.

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

See Note 1 for a discussion of the accounting treatment for derivative instruments. See Note 14 for additional disclosures related to the fair value of our derivative instruments and Note 4 for derivative instruments related to our consolidated VIEs.

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

Interest Rate Swap Agreements

We use interest rate swap agreements to hedge the liability exposure on certain options in variable annuity and RILA products.

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

Primary Risks Managed by Derivatives
We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of December 31, 2024			As of December 31, 2023
	Notional Amounts	Fair Value		Notional Amounts	Fair Value
		Asset	Liability		Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1,230	$156	$16	$1,698	$181	$47
Foreign currency contracts (1)	4,738	556	44	4,662	423	78
Total cash flow hedges	5,968	712	60	6,360	604	125
Fair value hedges:
Interest rate contracts (1)	1,066	10	16	1,081	1	39
Foreign currency contracts (1)	25	1	–	25	–	1
Total fair value hedges	1,091	11	16	1,106	1	40
Non-Qualifying Hedges
Interest rate contracts (1)	75,445	63	439	90,829	636	979
Foreign currency contracts (1)	348	30	2	306	11	6
Equity market contracts (1)	191,666	13,072	3,879	225,626	10,244	4,227
Credit contracts (1)	57	–	–	91	–	–
Embedded derivatives:
Reinsurance-related (2)	–	–	30	–	–	552
RILA, fixed indexed annuity
and IUL contracts (3)	–	1,115	12,449	–	940	9,077
Total derivative instruments	$274,575	$15,003	$16,875	$324,318	$12,436	$15,006

(1) These asset and liability balances are presented on a gross basis. Amounts are reported in derivative investments and other liabilities on the Consolidated Balance Sheets after the evaluation for right of offset subject to master netting agreements as described in Note 1.
(2) Reported in funds withheld reinsurance liabilities on the Consolidated Balance Sheets.
(3) Reported in policyholder account balances and deposit assets on the Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of December 31, 2024
	Less Than 1 Year	1 - 5 Years	6 - 10 Years	11 - 30 Years	Over 30 Years	Total
Interest rate contracts (1)	$7,601	$21,088	$24,060	$24,394	$598	$77,741
Foreign currency contracts (2)	191	1,226	1,782	1,870	42	5,111
Equity market contracts	149,075	30,818	9,693	8	2,072	191,666
Credit contracts	–	57	–	–	–	57
Total derivative instruments
with notional amounts	$156,867	$53,189	$35,535	$26,272	$2,712	$274,575

(1) As of December 31, 2024, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 20, 2067.
(2) As of December 31, 2024, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 16, 2061.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	Amortized Cost of the Hedged Assets / (Liabilities)		Cumulative Fair Value Hedging Adjustment Included in the Amortized Cost of the Hedged Assets / (Liabilities)
	As of December 31, 2024	As of December 31, 2023	As of December 31, 2024	As of December 31, 2023
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value	$484	$534	$7	$39
Long-term debt (1)	(676)	(703)	199	172

(1) Includes $(310) million and $(326) million of unamortized adjustments from discontinued hedges as of December 31, 2024 and 2023, respectively.

The change in our unrealized gain (loss) on derivative instruments within AOCI (in millions) was as follows:

	For the Years Ended December 31,
	2024	2023	2022
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$375	$388	$(85)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	180	293	196
Foreign currency contracts	21	(50)	182
Change in foreign currency exchange rate adjustment	220	(169)	312
Income tax benefit (expense)	(88)	(15)	(144)
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	(3)	(1)	2
Interest rate contracts (2)	25	31	(11)
Foreign currency contracts (1)	59	54	62
Foreign currency contracts (3)	8	7	39
Income tax benefit (expense)	(19)	(19)	(19)
Balance as of end-of-year	$638	$375	$388

(1) The OCI offset is reported within net investment income on the Consolidated Statements of Comprehensive Income (Loss).
(2) The OCI offset is reported within interest and debt expense on the Consolidated Statements of Comprehensive Income (Loss).
(3) The OCI offset is reported within realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income For the Year Ended December 31, 2024
	Realized Gain (Loss)	Net Investment Income	Interest and Debt Expense
Total Line Items in which the Effects of Fair Value or
Cash Flow Hedges are Recorded	$269	$5,525	$336
Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	–	(30)	27
Derivatives designated as hedging instruments	–	30	(27)
Foreign currency contracts:
Hedged items	–	(2)	–
Derivatives designated as hedging instruments	–	2	–
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified
from AOCI into income	–	(3)	25
Foreign currency contracts:
Amount of gain or (loss) reclassified
from AOCI into income	8	59	–
Non-Qualifying Hedges
Interest rate contracts	(318)	–	–
Equity market contracts	5,271	–	–
Embedded derivatives:
Reinsurance-related	522	–	–
RILA, fixed indexed annuity and IUL contracts	(2,920)	–	–

	Gain (Loss) Recognized in Income For the Year Ended December 31, 2023
	Realized Gain (Loss)	Net Investment Income	Interest and Debt Expense
Total Line Items in which the Effects of Fair Value or
Cash Flow Hedges are Recorded	$(4,311)	$5,879	$331
Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	–	(5)	(5)
Derivatives designated as hedging instruments	–	5	5
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified
from AOCI into income	–	(1)	31
Foreign currency contracts:
Amount of gain or (loss) reclassified
from AOCI into income	7	54	–
Non-Qualifying Hedges
Interest rate contracts	(161)	–	–
Foreign currency contracts	(2)	–	–
Equity market contracts	1,387	–	–
Commodity contracts	8	–	–
Credit contracts	(4)	–	–
Embedded derivatives:
Reinsurance-related	(968)	–	–
RILA, fixed indexed annuity and IUL contracts	(3,187)	–	–

	Gain (Loss) Recognized in Income For the Year Ended December 31, 2022
	Realized Gain (Loss)	Net Investment Income	Interest and Debt Expense
Total Line Items in which the Effects of Fair Value or
Cash Flow Hedges are Recorded	$840	$5,515	$283
Qualifying Hedges
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	–	(167)	156
Derivatives designated as hedging instruments	–	167	(156)
Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified
from AOCI into income	–	2	(11)
Foreign currency contracts:
Amount of gain or (loss) reclassified
from AOCI into income	39	62	–
Non-Qualifying Hedges
Interest rate contracts	(2,113)	–	–
Foreign currency contracts	3	–	–
Equity market contracts	(2,075)	–	–
Commodity contracts	11	–	–
Credit contracts	(4)	–	–
Embedded derivatives:
Reinsurance-related	622	–	–
RILA, fixed indexed annuity and IUL contracts	1,760	–	–

As of December 31, 2024, $92 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the years ended December 31, 2024 and 2023, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

As of December 31, 2024 and 2023, we did not have any exposure related to CDSs for which we are the seller.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk. The non-performance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of December 31, 2024, the non-performance risk adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under nearly all of our ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of December 31, 2024 or 2023.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of December 31, 2024		As of December 31, 2023
S&P Credit Rating of Counterparty	Collateral Posted by Counterparty	Collateral Posted to Counterparty	Collateral Posted by Counterparty	Collateral Posted to Counterparty
AA-	$4,043	$(21)	$2,378	$(63)
A+	2,460	(89)	2,496	(125)
A	47	–	82	–
A-	632	–	273	–
Total cash collateral	$7,182	$(110)	$5,229	$(188)

Balance Sheet Offsetting

Information related to the effects of offsetting on the Consolidated Balance Sheets (in millions) was as follows:

	As of December 31, 2024
	Derivative Instruments	Embedded Derivative Instruments	Total
Financial Assets
Gross amount of recognized assets	$13,483	$1,115	$14,598
Gross amounts offset	(3,806)	–	(3,806)
Net amount of assets	9,677	1,115	10,792
Gross amounts not offset:
Cash collateral	(7,182)	–	(7,182)
Non-cash collateral (1)	(2,495)	–	(2,495)
Net amount	$–	$1,115	$1,115

Financial Liabilities
Gross amount of recognized liabilities	$617	$12,479	$13,096
Gross amounts offset	(432)	–	(432)
Net amount of liabilities	185	12,479	12,664
Gross amounts not offset:
Cash collateral	(110)	–	(110)
Non-cash collateral (2)	(75)	–	(75)
Net amount	$–	$12,479	$12,479

(1) Excludes excess non-cash collateral received of $817 million, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.
(2) Excludes excess non-cash collateral pledged of $39 million, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

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
6. DAC, VOBA, DSI and DFEL

The following table reconciles DAC, VOBA and DSI (in millions) to the Consolidated Balance Sheets:

	As of December 31,
	2024	2023
DAC, VOBA and DSI
Variable Annuities	$3,964	$3,873
Fixed Annuities	423	455
Traditional Life	1,370	1,418
UL and Other	6,318	6,232
Group Protection	178	154
Retirement Plan Services	284	265
Total DAC, VOBA and DSI	$12,537	$12,397

The following table reconciles DFEL (in millions) to the Consolidated Balance Sheets:

	As of December 31,
	2024	2023
DFEL
Variable Annuities	$273	$278
UL and Other (1)	6,406	5,579
Other Operations (2)	51	44
Total DFEL	$6,730	$5,901

(1) We reported $256 million and $257 million of ceded DFEL in reinsurance recoverables on the Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively.
(2) Represents DFEL reported in Other Operations attributable to the indemnity reinsurance agreement with Protective that is excluded from the following tables. We reported $51 million and $44 million of ceded DFEL in reinsurance recoverables on the Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively.

The following tables summarize the changes in DAC (in millions):

	For the Year Ended December 31, 2024
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$3,751	$421	$1,376	$5,791	$154	$239
Deferrals	454	44	107	434	135	21
Amortization	(354)	(71)	(148)	(309)	(111)	(18)
Balance as of end-of-year	$3,851	$394	$1,335	$5,916	$178	$242

	For the Year Ended December 31, 2023
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$3,751	$439	$1,333	$5,605	$141	$236
Deferrals	361	49	188	482	113	21
Amortization	(361)	(67)	(145)	(296)	(100)	(18)
Balance as of end-of-year	$3,751	$421	$1,376	$5,791	$154	$239

DAC amortization expense of $1.0 billion, $987 million and $964 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022, respectively.

The following tables summarize the changes in VOBA (in millions):

	For the Year Ended December 31, 2024
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$15	$42	$413
Deferrals	–	–	1
Amortization	(2)	(7)	(39)
Balance as of end-of-year	$13	$35	$375

	For the Year Ended December 31, 2023
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$17	$50	$465
Business acquired (sold)
through reinsurance	–	–	(11)
Deferrals	–	–	2
Amortization	(2)	(8)	(43)
Balance as of end-of-year	$15	$42	$413

VOBA amortization expense of $48 million, $53 million and $60 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022, respectively. No additions or write-offs were recorded for each respective year.

Estimated future amortization of VOBA (in millions), as of December 31, 2024, was as follows:

2025	$37
2026	33
2027	29
2028	24
2029	21

The following tables summarize the changes in DSI (in millions):

	For the Year Ended December 31, 2024
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$122	$19	$28	$26
Deferrals	2	–	1	17
Amortization	(11)	(3)	(2)	(1)
Balance as of end-of-year	$113	$16	$27	$42

	For the Year Ended December 31, 2023
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$128	$23	$30	$17
Deferrals	6	–	–	10
Amortization	(12)	(4)	(2)	(1)
Balance as of end-of-year	$122	$19	$28	$26

DSI amortization expense of $17 million, $19 million and $19 million was recorded in interest credited on the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022, respectively.

The following tables summarize the changes in DFEL (in millions):

	For the Year Ended December 31, 2024		For the Year Ended December 31, 2023
	Variable Annuities	UL and Other	Variable Annuities	UL and Other
Balance as of beginning-of-year	$278	$5,579	$286	$4,766
Deferrals	19	1,114	19	1,074
Amortization	(24)	(287)	(27)	(261)
Balance as of end-of-year	273	6,406	278	5,579
Less: reinsurance recoverables	–	256	–	257
Balance as of end-of-year, net of reinsurance	273	$6,150	$278	$5,322

DFEL amortization of $311 million, $288 million and $257 million was recorded in fee income on the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022, respectively.

7. Reinsurance

The following summarizes reinsurance amounts (in millions) recorded on the Consolidated Statements of Comprehensive Income (Loss), excluding amounts attributable to the indemnity reinsurance agreements with Protective and Swiss Re:

	For the Years Ended December 31,
	2024	2023	2022
Direct insurance premiums and fee income	$14,160	$13,782	$13,607
Reinsurance assumed	86	90	98
Reinsurance ceded (1)	(2,419)	(4,733)	(2,015)
Total insurance premiums and fee income	$11,827	$9,139	$11,690

Direct insurance benefits	$10,857	$10,829	$10,345
Reinsurance ceded (1)	(2,939)	(4,691)	(1,866)
Total benefits	$7,918	$6,138	$8,479

Direct market risk benefit (gain) loss	$(2,818)	$(2,309)	$(3,517)
Reinsurance ceded	141	45	271
Total market risk benefit (gain) loss	$(2,677)	$(2,264)	$(3,246)

Direct policyholder liability remeasurement (gain) loss	$86	$(224)	$3,294
Reinsurance ceded	(276)	72	(528)
Total policyholder liability remeasurement (gain) loss	$(190)	$(152)	$2,766

(1) Includes impacts related to the fourth quarter 2023 reinsurance transaction.

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

As of December 31, 2024, the policy for our reinsurance program was to retain no more than $20 million on a single insured life, with the retention on most policies being significantly below that. As the amount we retain varies by policy, we reinsured 25% of the mortality risk on newly issued life insurance contracts in 2024.

Reinsurance Exposures

We focus on obtaining reinsurance from a diverse group of reinsurers, and we monitor concentration as well as financial strength ratings of our reinsurers. Significant reinsurance agreements are discussed below.

Fortitude Re

Effective October 1, 2023, we entered into two reinsurance agreements with Fortitude Reinsurance Company Ltd. (“Fortitude Re”), an authorized Bermuda reinsurer with reciprocal jurisdiction reinsurer status in Indiana, to reinsure certain blocks of in-force UL with secondary guarantees (“ULSG”), MoneyGuard® and fixed annuity products, including group pension annuities. Fortitude Re represents our largest reinsurance exposure as of December 31, 2024.

The first agreement is structured as a coinsurance treaty between us and Fortitude Re for the ULSG and fixed annuities blocks. As significant insurance risk was transferred for ULSG products and life-contingent annuities, amounts recoverable from Fortitude Re were $10.6 billion and $10.5 billion as of December 31, 2024 and 2023, respectively. We reported a deferred loss on the transaction of $2.6 billion and $2.7 billion as of December 31, 2024 and 2023, respectively. We amortized $90 million and $11 million of the deferred loss during the years ended December 31, 2024 and 2023, respectively. Annuities that are not life-contingent do not contain significant insurance risk; therefore, we reported deposit assets for these contracts of $3.0 billion and $4.2 billion as of December 31, 2024 and 2023, respectively.

The second agreement is structured as coinsurance with funds withheld for the MoneyGuard block; however, as we retained significant insurance risk under the agreement, we reported deposit assets of $8.1 billion and $7.8 billion as of December 31, 2024 and 2023, respectively. In this coinsurance with funds withheld reinsurance agreement, we as the ceding company withhold, and therefore retain, the assets backing the deposit assets. We held investments with a carrying value of $9.3 billion and $9.9 billion in support of reserves associated with the Fortitude Re transaction in a funds withheld arrangement as of December 31, 2024 and 2023, respectively, which consisted of the following (in millions):

	As of December 31,
	2024	2023
Fixed maturity AFS securities	$7,764	$8,867
Derivative investments	30	–
Other investments	1,419	759
Cash and invested cash	28	141
Accrued investment income	96	103
Other assets	–	1
Total	$9,337	$9,871

See “Realized Gain (Loss)” in Note 20 for information on reinsurance-related embedded derivatives.

Resolution Life

Effective October 1, 2021, we entered into a reinsurance agreement with Security Life of Denver Insurance Company (a subsidiary of Resolution Life that we refer to herein as “Resolution Life”) to reinsure liabilities under a block of in-force executive benefit and universal life policies. The agreement is structured as coinsurance for the general account reserves and modified coinsurance for the separate account reserves. Amounts recoverable from Resolution Life were $4.9 billion and $5.0 billion as of December 31, 2024 and 2023, respectively. Resolution Life has funded trusts, the balances of which change as a result of ongoing reinsurance activity to support the business ceded, that totaled $3.8 billion as of December 31, 2024 and 2023.

Commonwealth

Effective January 15, 2020, we entered into a coinsurance agreement with Commonwealth Annuity and Life Insurance Company (“Commonwealth”) to reinsure fixed annuity products, which resulted in a net deposit asset of $9.5 billion and $6.2 billion as of December 31, 2024 and 2023, respectively. Commonwealth has funded trusts, the balances of which change as a result of ongoing reinsurance activity to support the business ceded, that totaled $9.0 billion and $5.9 billion as of December 31, 2024 and 2023, respectively.

Protective

The sale of individual life and individual and group annuity business acquired from Liberty Life Assurance Company of Boston completed May 1, 2018 resulted in amounts recoverable from Protective of $8.4 billion and $9.1 billion as of December 31, 2024 and 2023, respectively. Protective has funded trusts, of which the balance in the trusts changes as a result of ongoing reinsurance activity, to support the business ceded, which totaled $9.9 billion and $10.5 billion as of December 31, 2024 and 2023, respectively.

Athene

Effective October 1, 2018, we entered into a modified coinsurance agreement with Athene Holding Ltd. (“Athene”) to reinsure fixed annuity products, which resulted in a deposit asset of $2.1 billion and $2.7 billion as of December 31, 2024 and 2023, respectively. We held assets in support of reserves associated with the Athene transaction in a modified coinsurance investment portfolio, which consisted of the following (in millions):

	As of December 31,
	2024	2023
Fixed maturity AFS securities	$142	$177
Trading securities	1,385	1,556
Equity securities	42	58
Mortgage loans on real estate	232	288
Derivative investments	46	43
Other investments	54	41
Cash and invested cash	147	582
Accrued investment income	18	23
Other assets	1	6
Total	$2,067	$2,774

The portfolio was supported by $61 million of over-collateralization and a $63 million letter of credit as of December 31, 2024. Additionally, we recorded a deferred gain on business sold through reinsurance related to the transaction with Athene and amortized $26 million, $33 million and $25 million of the gain during 2024, 2023 and 2022, respectively.

Swiss Re

Our reinsurance operations were acquired by Swiss Re in December 2001 through a series of indemnity reinsurance transactions. As such, Swiss Re reinsured certain liabilities and obligations under the indemnity reinsurance agreements. As we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured policies remain on the Consolidated Balance Sheets with a corresponding reinsurance recoverable from Swiss Re, which totaled $1.3 billion and $1.6 billion as of December 31, 2024 and 2023, respectively. Swiss Re has funded a trust, with a balance of $617 million and $656 million as of December 31, 2024 and 2023, respectively, to support this business. In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves. These assets consist of those reported as trading securities and certain mortgage loans.

Credit Losses on Reinsurance-Related Assets

In connection with our recognition of an allowance for credit losses for reinsurance-related assets, we perform a quantitative analysis using a probability of loss approach to estimate expected credit losses for reinsurance recoverables, inclusive of similar assets recognized using the deposit method of accounting. Our allowance for credit losses was $100 million and $81 million as of December 31, 2024 and 2023, respectively.

8. Goodwill and Specifically Identifiable Intangible Assets

The changes in the carrying amount of goodwill (in millions) by segment were as follows:

			For the Year Ended December 31, 2024
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

2024 and 2023 Analysis

As of October 1, 2024 and 2023, we performed our annual quantitative goodwill impairment test for our Annuities, Group Protection and Retirement Plan Services reporting units, and, as of each such date, the fair value was in excess of each reporting unit’s carrying value.

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

The gross carrying amounts and accumulated amortization (in millions) for each major specifically identifiable intangible asset class by segment were as follows:

	As of December 31, 2024		As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Life Insurance:
Sales force	$100	$75	$100	$71
Group Protection:
VOCRA	576	175	576	145
VODA	31	15	31	12
Retirement Plan Services:
Mutual fund contract rights (1)	5	–	5	–
Total	$712	$265	$712	$228

(1) No amortization recorded as the intangible asset has indefinite life.

Future estimated amortization of specifically identifiable intangible assets (in millions) as of December 31, 2024, was as follows:

2025	$37
2026	37
2027	37
2028	37
2029	35
Thereafter	259

9. MRBs

The following table reconciles MRBs (in millions) to MRB assets and MRB liabilities on the Consolidated Balance Sheets:

	As of December 31, 2024			As of December 31, 2023
	Assets	Liabilities	Net (Assets) Liabilities	Assets	Liabilities	Net (Assets) Liabilities

Variable Annuities	$4,737	$933	$(3,804)	$3,763	$1,583	$(2,180)
Fixed Annuities	78	110	32	96	128	32
Retirement Plan Services	45	3	(42)	35	5	(30)
Total MRBs	$4,860	$1,046	$(3,814)	$3,894	$1,716	$(2,178)

The following table summarizes the balances of and changes in net MRB (assets) liabilities (in millions):

	As of or For the Year Ended December 31, 2024			As of or For the Year Ended December 31, 2023
	Variable Annuities	Fixed Annuities	Retirement Plan Services	Variable Annuities	Fixed Annuities	Retirement Plan Services

Balance as of beginning-of-year	$(2,180)	$32	$(30)	$(662)	$(45)	$(22)
Less: Effect of cumulative changes in
non-performance risk	(1,299)	(58)	(4)	(2,173)	(40)	(2)
Balance as of beginning-of-year, before the effect
of changes in non-performance risk	(881)	90	(26)	1,511	(5)	(20)
Issuances	6	–	–	8	–	–
Attributed fees collected	1,520	31	8	1,497	32	6
Benefit payments	(34)	–	–	(64)	–	–
Effect of changes in interest rates	(1,918)	(70)	(18)	(110)	(24)	5
Effect of changes in equity markets	(2,277)	(16)	(8)	(3,167)	(12)	(13)
Effect of changes in equity index volatility	(88)	(5)	–	(593)	9	(3)
In-force updates and other changes in MRBs (1)	213	6	8	136	5	1
Effect of assumption review:
Effect of changes in future expected
policyholder behavior	7	11	–	(33)	70	–
Effect of changes in other future expected
assumptions (2)	(199)	18	(6)	(66)	15	(2)
Balance as of end-of-year, before the effect of
changes in non-performance risk	(3,651)	65	(42)	(881)	90	(26)
Effect of cumulative changes in
non-performance risk	(153)	(33)	–	(1,299)	(58)	(4)
Balance as of end-of-year	(3,804)	32	(42)	(2,180)	32	(30)
Less: ceded MRB assets (liabilities)	(379)	–	–	(238)	–	–
Balance as of end-of-year, net of reinsurance	$(3,425)	$32	$(42)	$(1,942)	$32	$(30)

Weighted-average age of policyholders (years)	73	70	63	72	68	63
Net amount at risk (3)	$1,962	$240	$3	$3,031	$203	$4

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

Effect of Assumption Review

For the year ended December 31, 2024, Variable Annuities had a favorable impact to net income (loss) attributable to the annual assumption review driven by model enhancements and updates to capital market assumptions. For the year ended December 31, 2024, Fixed Annuities had an unfavorable impact to net income (loss) attributable to the annual assumption review driven by model enhancements and updates to policyholder GLB utilization assumptions. Retirement Plan Services did not have any significant assumption updates.

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

See “MRBs” in Note 1 and Note 14 for details related to our fair value judgments, assumptions, inputs and valuation methodology.

10. Separate Accounts

The following table presents the fair value of separate account assets (in millions) reported on the Consolidated Balance Sheets by major investment category:

	As of December 31,
	2024	2023
Mutual funds and collective investment trusts	$167,759	$157,578
Exchange-traded funds	336	350
Fixed maturity AFS securities	161	167
Cash and invested cash	12	25
Other investments	170	137
Total separate account assets	$168,438	$158,257

The following table reconciles separate account liabilities (in millions) to the Consolidated Balance Sheets:

	As of December 31,
	2024	2023
Variable Annuities	$117,998	$113,356
UL and Other	28,841	25,150
Retirement Plan Services	21,541	19,699
Other Operations (1)	58	52
Total separate account liabilities	$168,438	$158,257

(1) Represents separate account liabilities reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($49 million and $46 million as of December 31, 2024 and December 31, 2023, respectively) that are excluded from the following tables.

The following table summarizes the balances of and changes in separate account liabilities (in millions):

	As of or For the Year Ended December 31, 2024			As of or For the Year Ended December 31, 2023
	Variable Annuities	UL and Other	Retirement Plan Services	Variable Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$113,356	$25,150	$19,699	$105,573	$20,920	$16,996
Gross deposits	4,765	1,483	2,302	2,982	1,630	2,222
Withdrawals	(14,074)	(477)	(3,378)	(10,177)	(313)	(2,527)
Policyholder assessments	(2,639)	(995)	(182)	(2,510)	(964)	(163)
Change in market performance	15,548	3,876	3,072	16,870	3,973	3,221
Net transfers from (to) general account	1,042	(196)	28	618	(96)	(50)
Balance as of end-of-year	$117,998	$28,841	$21,541	$113,356	$25,150	$19,699

Cash surrender value	$116,612	$26,435	$21,526	$111,928	$22,760	$19,684

11. Policyholder Account Balances

The following table reconciles policyholder account balances (in millions) to the Consolidated Balance Sheets:

	As of December 31,
	2024	2023
Variable Annuities	$35,267	$29,141
Fixed Annuities	25,963	25,355
UL and Other	36,599	37,180
Retirement Plan Services	23,619	23,784
Other (1)	4,749	5,277
Total policyholder account balances	$126,197	$120,737

(1) Represents policyholder account balances reported primarily in Other Operations attributable to the indemnity reinsurance agreements with Protective ($4.4 billion and $4.9 billion as of December 31, 2024 and December 31, 2023, respectively) that are excluded from the following tables.

The following table summarizes the balances and changes in policyholder account balances (in millions):

	As of or For the Year Ended December 31, 2024
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$29,141	$25,355	$37,180	$23,784
Gross deposits	4,756	4,226	3,619	3,407
Withdrawals	(1,321)	(4,828)	(1,464)	(4,495)
Policyholder assessments	(1)	(61)	(4,522)	(14)
Net transfers from (to) separate account	(477)	–	196	251
Interest credited	695	802	1,474	686
Change in fair value of embedded derivative
instruments and other	2,474	469	116	–
Balance as of end-of-year	$35,267	$25,963	$36,599	$23,619

Weighted-average crediting rate	2.1%	3.1%	4.0%	2.9%
Net amount at risk (1)(2)	$1,962	$240	$297,555	$3
Cash surrender value	34,018	24,867	32,999	23,586

	As of or For the Year Ended December 31, 2023
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$22,184	$23,365	$37,694	$25,138
Gross deposits	4,709	5,130	3,755	2,776
Withdrawals	(742)	(3,929)	(1,454)	(4,494)
Policyholder assessments	(1)	(56)	(4,512)	(14)
Net transfers from (to) separate account	(427)	–	97	(295)
Interest credited	548	643	1,479	673
Change in fair value of embedded derivative
instruments and other	2,870	202	121	–
Balance as of end-of-year	$29,141	$25,355	$37,180	$23,784

Weighted-average crediting rate	2.1%	2.7%	4.0%	2.7%
Net amount at risk (1)(2)	$3,031	$203	$302,712	$4
Cash surrender value	27,975	24,349	33,629	23,765

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

The following table presents policyholder account balances (in millions) by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between the interest being credited to policyholders and the respective guaranteed contract minimums:

	As of December 31, 2024
	At Guaranteed Minimum	1-50 Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$–	$–	$–	$–	$–	$–
1.01% - 2.00%	3	–	–	–	7	10
2.01% - 3.00%	511	–	–	–	–	511
3.01% - 4.00%	1,231	–	–	–	–	1,231
4.01% and above	8	–	–	–	–	8
Other (1)	–	–	–	–	–	33,507
Total	$1,753	$–	$–	$–	$7	$35,267

Fixed Annuities
Up to 1.00%	$298	$801	$540	$255	$2,319	$4,213
1.01% - 2.00%	235	174	150	218	4,728	5,505
2.01% - 3.00%	1,570	27	1	2	37	1,637
3.01% - 4.00%	1,540	–	–	–	–	1,540
4.01% and above	170	–	–	–	–	170
Other (1)	–	–	–	–	–	12,898
Total	$3,813	$1,002	$691	$475	$7,084	$25,963

UL and Other
Up to 1.00%	$264	$–	$226	$122	$486	$1,098
1.01% - 2.00%	543	–	–	–	2,974	3,517
2.01% - 3.00%	6,600	10	151	–	–	6,761
3.01% - 4.00%	15,073	–	1	–	–	15,074
4.01% and above	3,564	–	–	–	–	3,564
Other (1)	–	–	–	–	–	6,585
Total	$26,044	$10	$378	$122	$3,460	$36,599

Retirement Plan Services
Up to 1.00%	$524	$305	$735	$3,332	$5,551	$10,447
1.01% - 2.00%	470	1,001	1,890	942	588	4,891
2.01% - 3.00%	2,195	28	85	1	–	2,309
3.01% - 4.00%	4,272	111	8	12	–	4,403
4.01% and above	1,569	–	–	–	–	1,569
Total	$9,030	$1,445	$2,718	$4,287	$6,139	$23,619

	As of December 31, 2023
	At Guaranteed Minimum	1-50 Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$–	$–	$–	$–	$–	$–
1.01% - 2.00%	5	–	–	–	7	12
2.01% - 3.00%	576	–	–	–	–	576
3.01% - 4.00%	1,370	–	–	–	–	1,370
4.01% and above	10	–	–	–	–	10
Other (1)	–	–	–	–	–	27,173
Total	$1,961	$–	$–	$–	$7	$29,141

Fixed Annuities
Up to 1.00%	$696	$511	$546	$505	$2,429	$4,687
1.01% - 2.00%	426	97	235	527	3,081	4,366
2.01% - 3.00%	1,806	35	6	–	18	1,865
3.01% - 4.00%	927	–	–	–	–	927
4.01% and above	180	–	–	–	–	180
Other (1)	–	–	–	–	–	13,330
Total	$4,035	$643	$787	$1,032	$5,528	$25,355

UL and Other
Up to 1.00%	$275	$–	$195	$121	$352	$943
1.01% - 2.00%	557	–	–	–	3,125	3,682
2.01% - 3.00%	6,925	11	148	–	–	7,084
3.01% - 4.00%	15,587	–	1	–	–	15,588
4.01% and above	3,730	–	–	–	–	3,730
Other (1)	–	–	–	–	–	6,153
Total	$27,074	$11	$344	$121	$3,477	$37,180

Retirement Plan Services
Up to 1.00%	$452	$569	$744	$4,904	$2,979	$9,648
1.01% - 2.00%	550	2,065	1,575	832	–	5,022
2.01% - 3.00%	2,492	–	–	–	–	2,492
3.01% - 4.00%	5,012	–	–	–	–	5,012
4.01% and above	1,610	–	–	–	–	1,610
Total	$10,116	$2,634	$2,319	$5,736	$2,979	$23,784

(1) Consists of indexed account balances that include the fair value of embedded derivative instruments, payout annuity account balances, short-term dollar cost averaging annuities business and policy loans.

12. Future Contract Benefits

The following table reconciles future contract benefits (in millions) to the Consolidated Balance Sheets:

	As of December 31,
	2024	2023
Payout Annuities (1)	$2,009	$2,085
Traditional Life (1)	3,774	3,841
Group Protection (2)	5,628	5,689
UL and Other (3)	16,062	15,000
Other Operations (4)	9,070	9,879
Other (5)	3,264	3,371
Total future contract benefits	$39,807	$39,864

(1) See LFPB below for further information.
(2) See “Liability for Future Claims” below for further information.
(3) See “Additional Liabilities for Other Insurance Benefits” below for further information.
(4) Represents future contract benefits reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($5.4 billion and $5.6 billion as of December 31, 2024 and 2023, respectively) and Swiss Re ($1.8 billion and $2.2 billion as of December 31, 2024 and 2023, respectively) that are excluded from the following tables.
(5) Represents other miscellaneous reserves that are not representative of long-duration contracts and are excluded from the following tables.

LFPB

The following table summarizes the balances of and changes in the present values of expected net premiums and LFPB (in millions, except years):

	As of or For the Year Ended December 31, 2024		As of or For the Year Ended December 31, 2023
	Payout Annuities	Traditional Life	Payout Annuities	Traditional Life

Present Value of Expected Net Premiums
Balance as of beginning-of-year	$–	$6,200	$–	$6,063
Less: Effect of cumulative changes in discount
rate assumptions	–	(148)	–	(582)
Beginning balance at original discount rate	–	6,348	–	6,645
Effect of changes in cash flow assumptions	–	28	–	(12)
Effect of actual variances from expected experience	–	(53)	–	(303)
Adjusted balance as of beginning-of-year	–	6,323	–	6,330
Issuances	–	360	–	579
Interest accrual	–	251	–	244
Net premiums collected	–	(785)	–	(804)
Flooring impact of LFPB	–	(1)	–	(1)
Ending balance at original discount rate	–	6,148	–	6,348
Effect of cumulative changes in discount rate assumptions	–	(275)	–	(148)
Balance as of end-of-year	$–	$5,873	$–	$6,200

Present Value of Expected LFPB
Balance as of beginning-of-year	$2,085	$10,041	$2,004	$9,572
Less: Effect of cumulative changes in discount
rate assumptions	(187)	(189)	(263)	(785)
Beginning balance at original discount rate (1)	2,272	10,230	2,267	10,357
Effect of changes in cash flow assumptions	–	(68)	–	(29)
Effect of actual variances from expected experience	2	(70)	1	(333)
Adjusted balance as of beginning-of-year	2,274	10,092	2,268	9,995
Issuances	102	361	109	580
Interest accrual	87	399	86	387
Benefit payments	(203)	(767)	(191)	(732)
Ending balance at original discount rate (1)	2,260	10,085	2,272	10,230
Effect of cumulative changes in discount rate assumptions	(251)	(438)	(187)	(189)
Balance as of end-of-year	$2,009	$9,647	$2,085	$10,041

Net balance as of end-of-year	$2,009	$3,774	$2,085	$3,841
Less: reinsurance recoverables	1,477	385	1,617	445
Net balance as of end-of-year, net of reinsurance	$532	$3,389	$468	$3,396

Weighted-average duration of future policyholder
benefit liability (years)	9	9	9	9

(1) Includes deferred profit liability within Payout Annuities of $62 million, $56 million and $38 million as of December 31, 2024, December 31, 2023 and December 31, 2022, respectively.

For the year ended December 31, 2024, Payout Annuities did not have a significant cash flow assumption impact to net income (loss) attributable to the annual assumption review, and Traditional Life had a favorable cash flow assumption impact from updates to mortality assumptions, partially offset by an unfavorable impact from updates to policyholder behavior assumptions. For the year ended December 31, 2024, Payout Annuities and Traditional Life did not have any significantly different actual experience compared to expected.

For the year ended December 31, 2023, Payout Annuities did not have a significant cash flow assumption impact to net income (loss) attributable to the annual assumption review. For the year ended December 31, 2023, Traditional Life had a favorable cash flow assumption impact from updates to mortality assumptions, partially offset by an unfavorable impact from updates to policyholder lapse behavior assumptions. For the year ended December 31, 2023, Payout Annuities and Traditional Life did not have any significantly different actual experience compared to expected.

The following table summarizes the discounted and undiscounted expected future gross premiums and expected future benefit payments (in millions):

	As of December 31, 2024		As of December 31, 2023
	Undiscounted	Discounted	Undiscounted	Discounted
Payout Annuities
Expected future gross premiums	$–	$–	$–	$–
Expected future benefit payments	3,428	2,009	3,483	2,085
Traditional Life
Expected future gross premiums	14,025	9,471	14,015	9,815
Expected future benefit payments (1)	14,319	9,647	13,894	10,041

(1) We refined the process for calculating undiscounted expected future benefit payments during 2024, which, if applied to 2023, would increase the prior year reported number by $681 million.

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Years Ended December 31,
	2024	2023	2022
Payout Annuities
Gross premiums	$108	$116	$133
Interest accretion	87	86	84
Traditional Life
Gross premiums	1,251	1,252	1,211
Interest accretion	148	143	134

The following table summarizes the weighted-average interest rates:

	For the Years Ended December 31,
	2024	2023
Payout Annuities
Interest accretion rate	4.0%	3.9%
Current discount rate	5.4%	4.9%
Traditional Life
Interest accretion rate	5.0%	5.0%
Current discount rate	5.1%	4.6%

Liability for Future Claims

The following table summarizes the balances of and changes in liability for future claims (in millions, except years):

	Group Protection
	As of or For the Years Ended December 31,
	2024	2023
Balance as of beginning-of-year	$5,689	$5,462
Less: Effect of cumulative changes in discount
rate assumptions	(490)	(597)
Beginning balance at original discount rate	6,179	6,059
Effect of changes in cash flow assumptions	(2)	(27)
Effect of actual variances from expected experience	(345)	(261)
Adjusted beginning-of-year balance	5,832	5,771
New incidence	1,641	1,702
Interest	181	159
Benefit payments	(1,476)	(1,453)
Ending balance at original discount rate	6,178	6,179
Effect of cumulative changes in discount
rate assumptions	(550)	(490)
Balance as of end-of-year	5,628	5,689
Less: reinsurance recoverables	118	123
Balance as of end-of-year, net of reinsurance	$5,510	$5,566

Weighted-average duration of liability for future
claims (years)	5	5

For the year ended December 31, 2024, we did not have a significant cash flow assumption impact to net income (loss) attributable to the annual assumption review. For the year ended December 31, 2024, we experienced more favorable reported incidence and claim terminations than assumed.

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
The following table summarizes the discounted and undiscounted expected future benefit payments (in millions):

	As of December 31, 2024		As of December 31, 2023
	Undiscounted	Discounted	Undiscounted	Discounted
Group Protection
Expected future benefit payments	$7,368	$5,628	$7,250	$5,689

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Years Ended December 31,
	2024	2023	2022
Group Protection
Gross premiums	$3,563	$3,549	$3,393
Interest accretion	181	159	141

The following table summarizes the weighted-average interest rates:

	For the Years Ended December 31,
	2024	2023
Group Protection
Interest accretion rate	3.3%	3.0%
Current discount rate	5.1%	4.7%

Additional Liabilities for Other Insurance Benefits

The following table summarizes the balances of and changes in additional liabilities for other insurance benefits (in millions, except years):

	UL and Other
	As of or For the Years Ended December 31,
	2024	2023
Balance as of beginning-of-year	$15,000	$14,818
Less: Effect of cumulative changes in shadow
balance in AOCI	(2,222)	(905)
Balance as of beginning-of-year, excluding
shadow balance in AOCI	17,222	15,723
Effect of changes in cash flow assumptions	244	173
Effect of actual variances from expected experience	289	(71)
Adjusted beginning-of-year balance	17,755	15,825
Interest accrual	863	775
Net assessments collected	1,168	1,210
Benefit payments	(1,051)	(588)
Balance as of end-of-year, excluding
shadow balance in AOCI	18,735	17,222
Effect of cumulative changes in shadow
balance in AOCI	(2,673)	(2,222)
Balance as of end-of-year	16,062	15,000
Less: reinsurance recoverables	5,211	4,708
Balance as of end-of-year, net of reinsurance	$10,851	$10,292

Weighted-average duration of additional liabilities
for other insurance benefits (years)	16	17

For the year ended December 31, 2024, we had an unfavorable cash flow assumption impact to net income (loss) attributable to the annual assumption review impacting reinsured blocks of MoneyGuard® business for updates to policyholder behavior and mortality assumptions that were partially offset by updates to capital market assumptions. For the year ended December 31, 2024, we had unfavorable actual mortality experience compared to expected on reinsured and retained business.

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

The following table summarizes the gross assessments and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Years Ended December 31,
	2024	2023	2022
UL and Other
Gross assessments	$2,937	$3,219	$2,818
Interest accretion	863	775	626

The following table summarizes the weighted-average interest rates:

	For the Years Ended December 31,
	2024	2023
UL and Other
Interest accretion rate	5.4%	5.3%

13. Short-Term and Long-Term Debt

Details underlying short-term and long-term debt (in millions) were as follows:

	As of December 31,
	2024	2023
Short-Term Debt
Current maturities of long-term debt	$300	$250
Total short-term debt	$300	$250

Long-Term Debt, Excluding Current Portion
Senior notes:
3.35% notes, due 2025 (1)	$–	$300
3.625% notes, due 2026 (1)	400	400
3.80% notes, due 2028 (1)	500	500
3.05% notes, due 2030 (1)	500	500
3.40% notes, due 2031 (1)	500	500
3.40% notes, due 2032 (1)	300	300
5.852% notes, due 2034 (1)	350	–
6.15% notes, due 2036 (1)	243	243
6.30% notes, due 2037 (1)(2)	375	375
7.00% notes, due 2040 (1)(2)	500	500
4.35% notes, due 2048 (1)	450	450
4.375% notes, due 2050 (1)	300	300
Total senior notes	4,418	4,368
Term loans:
Variable, due 2027 (3)	150	–
Total term loans	150	–
Subordinated notes:
Variable, due 2066 (4) (5)	562	562
Variable, due 2067 (4) (6)	433	433
Total subordinated notes	995	995
Capital securities:
Variable, due 2066 (4) (7)	160	160
Variable, due 2067 (4) (8)	58	58
Total capital securities	218	218
Unamortized premiums (discounts)	(6)	(6)
Unamortized debt issuance costs	(30)	(30)
Unamortized adjustments from discontinued hedges	310	326
Fair value hedge on interest rate swap agreements	(199)	(172)
Total long-term debt	$5,856	$5,699

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
(3) Transitioned from London Interbank Offered Rate (“LIBOR”)-based to Secured Overnight Financing Rate (“SOFR”)-based interest rates, plus an applicable transition spread of 10 basis points due to the discontinued publication of LIBOR effective after June 30, 2023. Our applicable credit spread was 137.5 and 112.5 basis points as of December 31, 2024 and 2023, respectively. In 2024, we repaid $100 million and refinanced and extended the term loan into a $150 million variable-rate term loan due July 16, 2027.
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

Future principal payments due on long-term debt (in millions) as of December 31, 2024, were as follows:

2025	$300
2026	400
2027	150
2028	500
2029	–
Thereafter	4,731
Total	$6,081

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

The issuance right will be exercised automatically in full upon our failure to make certain payments to the trust, such as paying the facility fee or reimbursing the trust for its expenses, if the failure to pay is not cured within 30 days, or upon certain bankruptcy events involving LNC. We are also required to exercise the issuance right in full if our consolidated stockholders’ equity (excluding AOCI) falls below a minimum threshold (which was $2.75 billion as of December 31, 2024, and is subject to adjustment from time to time in certain cases) and upon certain other events described in the facility agreement.

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

Credit Facilities

Credit facilities, which allow for borrowing or issuances of letters of credit (“LOCs”), (in millions) were as follows:

		As of December 31, 2024
	Expiration Date	Maximum Available	LOCs Issued
Credit Facilities
Five-year revolving credit facility	December 21, 2028	$2,000	$250
LOC facility (1)	August 26, 2031	965	895
LOC facility (1)	October 1, 2031	827	827
Total		$3,792	$1,972

(1) Our wholly owned subsidiaries entered into irrevocable LOC facility agreements with third-party lenders supporting inter-company reinsurance agreements.

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

Upon an event of default, the credit agreement, as currently in effect, provides that, among other things, the commitments may be terminated and the loans then outstanding may be declared due and payable. As of December 31, 2024, we were in compliance with all such covenants.

Our LOC facility agreements each contain customary terms and conditions, including early termination fees, covenants restricting the ability of the subsidiaries to incur liens, merge or consolidate with another entity and dispose of all or substantially all of their assets. Upon an event of early termination, the agreements require the immediate payment of all or a portion of the present value of the future LOC fees that would have otherwise been paid. Further, the agreements contain customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default. The events of default include payment defaults, covenant defaults, material inaccuracies in representations and warranties, bankruptcy and liquidation proceedings and other customary defaults. Upon an event of default, the agreements provide that, among other things, obligations to issue, amend or increase the amount of any LOC shall be terminated and any obligations shall become immediately due and payable. As of December 31, 2024, we were in compliance with all such covenants.

Shelf Registration

We currently have an effective shelf registration statement, which allows us to issue, in unlimited amounts, securities, including debt securities, preferred stock, common stock, warrants, stock purchase contracts, stock purchase units, depositary shares and trust preferred securities.

14. Fair Value of Financial Instruments

Financial Instruments Carried at Fair Value

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of December 31, 2024
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$–	$63,585	$2,865	$66,450
U.S. government bonds	371	20	–	391
State and municipal bonds	–	2,371	–	2,371
Foreign government bonds	–	237	–	237
RMBS	–	1,851	12	1,863
CMBS	–	1,657	8	1,665
ABS	–	11,781	2,099	13,880
Hybrid and redeemable preferred securities	48	133	73	254
Trading securities	–	1,760	265	2,025
Equity securities	–	260	34	294
Mortgage loans on real estate	–	–	232	232
Derivative investments (1)	–	13,884	3	13,887
Other investments – short-term investments	–	369	23	392
MRB assets	–	–	4,860	4,860
Other assets:
Ceded MRBs	–	–	2	2
Indexed annuity ceded embedded derivatives	–	–	1,115	1,115
Separate account assets	391	168,047	–	168,438
Total assets	$810	$265,955	$11,591	$278,356

Liabilities
Policyholder account balances – RILA, fixed annuity
and IUL contracts	$–	$–	$(12,449)	$(12,449)
Funds withheld reinsurance liabilities – reinsurance-related
embedded derivatives	–	204	(234)	(30)
MRB liabilities	–	–	(1,046)	(1,046)
Other liabilities:
Ceded MRBs	–	–	(381)	(381)
Derivative liabilities (1)	–	(4,256)	(139)	(4,395)
Total liabilities	$–	$(4,052)	$(14,249)	$(18,301)

	As of December 31, 2023
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$–	$67,160	$2,497	$69,657
U.S. government bonds	374	19	–	393
State and municipal bonds	–	2,785	5	2,790
Foreign government bonds	–	283	–	283
RMBS	–	1,760	13	1,773
CMBS	–	1,416	8	1,424
ABS	–	10,687	1,484	12,171
Hybrid and redeemable preferred securities	46	153	48	247
Trading securities	–	2,075	284	2,359
Equity securities	1	263	42	306
Mortgage loans on real estate	–	–	288	288
Derivative investments (1)	–	10,874	622	11,496
Other investments – short-term investments	–	233	–	233
MRB assets	–	–	3,894	3,894
Other assets:
Ceded MRBs	–	–	2	2
Indexed annuity ceded embedded derivatives	–	–	940	940
Separate account assets	402	157,855	–	158,257
Total assets	$823	$255,563	$10,127	$266,513

Liabilities
Policyholder account balances – RILA, fixed annuity
and IUL contracts	$–	$–	$(9,077)	$(9,077)
Funds withheld reinsurance liabilities – reinsurance-related
embedded derivatives	–	237	(789)	(552)
MRB liabilities	–	–	(1,716)	(1,716)
Other liabilities:
Ceded MRBs	–	–	(239)	(239)
Derivative liabilities (1)	–	(4,792)	(586)	(5,378)
Total liabilities	$–	$(4,555)	$(12,407)	$(16,962)

(1) Derivative investment assets and liabilities are presented within the fair value hierarchy on a gross basis by derivative type and not on a master netting basis by counterparty.

The following summarizes changes to our financial instruments carried at fair value (in millions) and classified within Level 3 of the fair value hierarchy. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology. The summary schedule excludes changes to MRB assets and MRB liabilities as these balances are rolled forward in Note 9.

	For the Year Ended December 31, 2024
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$2,497	$(1)	$(14)	$514	$(131)	$2,865
State and municipal bonds	5	–	–	–	(5)	–
RMBS	13	–	(2)	6	(5)	12
CMBS	8	–	(1)	29	(28)	8
ABS	1,484	–	25	1,037	(447)	2,099
Hybrid and redeemable preferred
securities	48	–	3	12	10	73
Trading securities	284	1	–	(20)	–	265
Equity securities	42	(4)	–	–	(4)	34
Mortgage loans on real estate	288	9	1	(66)	–	232
Other investments	–	–	–	13	10	23
Other assets:
Ceded MRBs (3)	2	–	–	–	–	2
Indexed annuity ceded embedded
derivatives (4)	940	161	–	14	–	1,115
Liabilities
Policyholder account balances –
RILA, fixed annuity and IUL
contracts (4)	(9,077)	(3,059)	–	(313)	–	(12,449)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (4)	(789)	555	–	–	–	(234)
Other liabilities:
Ceded MRBs (3)	(239)	(142)	–	–	–	(381)
Derivative liabilities	36	(124)	–	3	(51)	(136)
Total, net	$(4,458)	$(2,604)	$12	$1,229	$(651)	$(6,472)

	For the Year Ended December 31, 2023
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$2,295	$2	$17	$194	$(11)	$2,497
State and municipal bonds	35	(4)	4	(30)	–	5
RMBS	1	–	–	5	7	13
CMBS	–	–	–	(4)	12	8
ABS	1,117	–	9	733	(375)	1,484
Hybrid and redeemable preferred
securities	49	–	(2)	(2)	3	48
Trading securities	581	17	–	(313)	(1)	284
Equity securities	153	(19)	–	(98)	6	42
Mortgage loans on real estate	487	(7)	5	(197)	–	288
Derivative investments	2	(13)	–	16	31	36
Other assets:
Ceded MRBs (3)	12	(10)	–	–	–	2
Indexed annuity ceded embedded
derivatives (4)	525	6	–	409	–	940
Liabilities
Policyholder account balances –
RILA, fixed annuity and IUL
contracts (4)	(4,783)	(3,193)	–	(1,101)	–	(9,077)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (4)	–	(789)	–	–	–	(789)
Other liabilities – ceded MRBs (3)	(205)	(34)	—	—	–	(239)
Total, net	$269	$(4,044)	$33	$(388)	$(328)	$(4,458)

	For the Year Ended December 31, 2022
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$5,720	$1	$(1,550)	$796	$(2,672)	$2,295
State and municipal bonds	–	–	(1)	–	36	35
Foreign government bonds	41	–	(6)	(30)	(5)	–
RMBS	4	–	1	21	(25)	1
CMBS	–	–	–	17	(17)	–
ABS	870	–	(113)	676	(316)	1,117
Hybrid and redeemable preferred
securities	93	(6)	(22)	(12)	(4)	49
Trading securities	828	(80)	–	(152)	(15)	581
Equity securities	95	54	–	19	(15)	153
Mortgage loans on real estate	739	(20)	(5)	(227)	–	487
Derivative investments	21	2	(6)	–	(15)	2
Other assets:
Ceded MRBs (3)	95	(83)	–	–	–	12
Indexed annuity ceded embedded
derivatives (4)	528	(215)	–	212	–	525
Liabilities
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives (4)	(6,131)	1,975	–	(627)	–	(4,783)
Other liabilities – ceded MRBs (3)	(17)	(188)	–	–	–	(205)
Total, net	$2,886	$1,440	$(1,702)	$693	$(3,048)	$269

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, (in millions) as reported above:

	For the Year Ended December 31, 2024
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1,350	$(301)	$(2)	$(532)	$(1)	$514
State and municipal	–	–	–	–	–	–
RMBS	6	–	–	–	–	6
CMBS	29	–	–	–	–	29
ABS	1,495	(82)	–	(319)	(57)	1,037
Hybrid and redeemable preferred
securities	16	–	–	–	(4)	12
Trading securities	6	(2)	–	(24)	–	(20)
Equity securities	1	(1)	–	–	–	–
Mortgage loans on real estate	1	(31)	(29)	(7)	–	(66)
Other investments	16	–	(3)	–	–	13
Other assets – indexed annuity ceded
embedded derivatives	135	–	–	(121)	–	14
Policyholder account balances –
RILA, fixed annuity and IUL
contracts	(1,137)	–	–	824	–	(313)
Other liabilities – derivative liabilities	4	–	(1)	–	–	3
Total, net	$1,922	$(417)	$(35)	$(179)	$(62)	$1,229

	For the Year Ended December 31, 2023
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$797	$(149)	$(34)	$(409)	$(11)	$194
State and municipal	–	(30)	–	–	–	(30)
RMBS	5	–	–	–	–	5
CMBS	–	–	–	(4)	–	(4)
ABS	971	(2)	–	(230)	(6)	733
Hybrid and redeemable preferred
securities	–	–	–	–	(2)	(2)
Trading securities	–	(231)	–	(82)	–	(313)
Equity securities	1	(99)	–	–	–	(98)
Mortgage loans on real estate	5	–	–	(202)	–	(197)
Derivative investments	19	–	(3)	–	–	16
Other assets – indexed annuity ceded
embedded derivatives	404	–	–	5	–	409
Policyholder account balances –
RILA, fixed annuity and IUL
contracts	(1,110)	–	–	9	–	(1,101)
Total, net	$1,092	$(511)	$(37)	$(913)	$(19)	$(388)

	For the Year Ended December 31, 2022
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1,263	$(100)	$(82)	$(235)	$(50)	$796
Foreign government bonds	–	–	(30)	–	–	(30)
RMBS	21	–	–	–	–	21
CMBS	17	–	–	–	–	17
ABS	918	–	–	(235)	(7)	676
Hybrid and redeemable preferred
securities	–	–	–	–	(12)	(12)
Trading securities	287	(229)	–	(210)	–	(152)
Equity securities	28	(9)	–	–	–	19
Mortgage loans on real estate	15	–	–	(242)	–	(227)
Other assets – indexed annuity ceded
embedded derivatives	124	–	–	88	–	212
Policyholder account balances – indexed
annuity and IUL contracts embedded
derivatives	(710)	–	–	83	–	(627)
Total, net	$1,963	$(338)	$(112)	$(751)	$(69)	$693

The following summarizes changes in unrealized gains (losses) included in net income related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Years Ended December 31,
	2024	2023	2022
Investments:
Trading securities (1)	$–	$8	$(81)
Equity securities (1)	(2)	(16)	56
Mortgage loans on real estate (1)	–	(8)	(20)
Derivative investments (1)	(121)	1	2
MRBs (2)	2,643	2,200	3,183
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (1)	555	(789)	–
Embedded derivatives – indexed annuity
and IUL contracts (1)	1,061	(20)	(95)
Total, net	$4,136	$1,376	$3,045

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

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Years Ended December 31,
	2024	2023	2022
Investments:
Fixed maturity AFS securities:
Corporate bonds	$(37)	$(5)	$(1,562)
State and municipal bonds	–	3	(1)
Foreign government bonds	–	–	(7)
ABS	(3)	3	(116)
Hybrid and redeemable preferred
securities	2	(1)	(22)
Mortgage loans on real estate	2	4	(5)
Total, net	$(36)	$4	$(1,713)

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Year Ended December 31, 2024
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$22	$(153)	$(131)
State and municipal bonds	–	(5)	(5)
RMBS	–	(5)	(5)
CMBS	–	(28)	(28)
ABS	50	(497)	(447)
Hybrid and redeemable preferred securities	10	–	10
Equity securities	–	(4)	(4)
Other investments	10	–	10
Other liabilities – derivative liabilities	–	(51)	(51)
Total, net	$92	$(743)	$(651)

	For the Year Ended December 31, 2023
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$195	$(206)	$(11)
RMBS	12	(5)	7
CMBS	12	–	12
ABS	2	(377)	(375)
Hybrid and redeemable preferred securities	16	(13)	3
Trading securities	6	(7)	(1)
Equity securities	6	–	6
Derivative investments	31	–	31
Total, net	$280	$(608)	$(328)

	For the Year Ended December 31, 2022
	Transfers	Transfers
	Into	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$296	$(2,968)	$(2,672)
State and municipal bonds	36	–	36
Foreign government bonds	–	(5)	(5)
RMBS	–	(25)	(25)
CMBS	–	(17)	(17)
ABS	16	(332)	(316)
Hybrid and redeemable preferred securities	–	(4)	(4)
Trading securities	4	(19)	(15)
Equity securities	–	(15)	(15)
Derivative investments	–	(15)	(15)
Total, net	$352	$(3,400)	$(3,048)

Transfers into and out of Level 3 are generally the result of observable market information on financial instruments no longer being available or becoming available to our pricing vendors. For the years ended December 31, 2024, 2023 and 2022, transfers in and out of Level 3 were attributable primarily to the financial instruments’ observable market information no longer being available or becoming available. In 2022, transfers out of Level 3 included corporate bonds and ABS for which we changed valuation techniques. This change in valuation technique was primarily from a change to a third-party-provided pricing model that did not use significant unobservable inputs. This updated valuation technique is considered industry standard and provides us with greater visibility into the economic valuation inputs.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of December 31, 2024:

							Weighted
	Fair	Valuation	Significant	Assumption or			Average Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS
securities:
Corporate bonds	$187	Discounted cash flow	Liquidity/duration adjustment (2)	0%	–	3.1%	1.7%
ABS	10	Discounted cash flow	Liquidity/duration adjustment (2)	1.3%	–	1.3%	1.3%
CMBS	8	Discounted cash flow	Liquidity/duration adjustment (2)	1.9%	–	1.9%	1.9%
Hybrid and redeemable
preferred securities	19	Discounted cash flow	Liquidity/duration adjustment (2)	1.4%	–	1.9%	1.8%
Equity securities	5	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	–	4.5%	4.5%

MRB assets	4,860
Other assets – ceded MRBs	2	Discounted cash flow	Lapse (3)	1%	–	30%	(10)
			Utilization of GLB withdrawals (4)	85%	–	100%	92%
			Claims utilization factor (5)	60%	–	100%	(10)
			Premiums utilization factor (5)	80%	–	115%	(10)
			Non-performance risk (6)	0.25%	–	2.00%	1.58%
			Mortality (7)			(9)	(10)
			Volatility (8)	1%	–	29%	14.50%
Other assets – indexed
annuity ceded embedded
derivatives	1,115	Discounted cash flow	Lapse (3)	0%	–	9%	(10)
			Mortality (7)			(9)	(10)
Liabilities
Policyholder account
balances – indexed annuity
contracts embedded
derivatives	$(12,402)	Discounted cash flow	Lapse (3)	0%	–	9%	(10)
			Mortality (7)			(9)	(10)
MRB liabilities	(1,046)
Other liabilities – ceded
MRBs	(381)	Discounted cash flow	Lapse (3)	1%	–	30%	(10)
			Utilization of GLB withdrawals (4)	85%	–	100%	92%
			Claims utilization factor (5)	60%	–	100%	(10)
			Premiums utilization factor (5)	80%	–	115%	(10)
			Non-performance risk (6)	0.25%	–	2.00%	1.58%
			Mortality (7)			(9)	(10)
			Volatility (8)	1%	–	29%	14.50%

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

The embedded derivative liability associated with Fortitude Re was excluded from the above table. As discussed in Note 7, this embedded derivative liability was created through a coinsurance with funds withheld reinsurance agreement where the investments supporting the reinsurance agreement were withheld by and continue to be reported on the Consolidated Balance Sheets. This reinsurance-related embedded derivative is valued as a total return swap with reference to the fair value of the investments held by us. Accordingly, the unobservable inputs utilized in the valuation of the reinsurance-related embedded derivative are a component of the investments supporting the reinsurance agreement that are reported on the Consolidated Balance Sheets.

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

	As of December 31,
	2024	2023
Fair value	$232	$288
Aggregate contractual principal	263	326

For information on current and past due composition and accruing status for loans where we have elected the fair value option, see Note 3.

Financial Instruments Not Carried at Fair Value

The following summarizes the fair value by the fair value hierarchy levels and the carrying amount of our financial instruments not carried at fair value (in millions):

	As of December 31, 2024
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value	Amount
Assets
Investments:
Mortgage loans on real estate	$–	$19,647	$–	$19,647	$21,083
Other investments	–	1,119	5,469	6,588	6,588
Policy loans	–	2,476	–	2,476	2,476
Cash and invested cash	–	5,801	–	5,801	5,801

Liabilities
Policyholder account balances and other liabilities	$–	$–	$(30,505)	$(30,505)	$(40,394)
Short-term debt	–	(299)	–	(299)	(300)
Long-term debt	–	(5,304)	–	(5,304)	(5,856)
Funds withheld reinsurance-related liabilities – excluding
embedded derivatives	–	–	(16,877)	(16,877)	(16,877)

	As of December 31, 2023
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value	Amount
Assets
Investments:
Mortgage loans on real estate	$–	$17,047	$–	$17,047	$18,963
Other investments	–	667	4,348	5,015	5,015
Policy loans	–	2,476	–	2,476	2,476
Cash and invested cash	–	3,365	–	3,365	3,365

Liabilities
Policyholder account balances and other liabilities	$–	$–	$(31,611)	$(31,611)	$(40,027)
Short-term debt	–	(249)	–	(249)	(250)
Long-term debt	–	(5,182)	–	(5,182)	(5,699)
Funds withheld reinsurance-related liabilities – excluding
embedded derivatives	–	–	(17,089)	(17,089)	(17,089)

The following discussion outlines the methodologies and assumptions used to determine the fair value of our financial instruments not carried at fair value on the Consolidated Balance Sheets. Considerable judgment is required to develop these assumptions used to measure fair value. Accordingly, the estimates shown above are not necessarily indicative of the amounts that would be realized in a one-time, current market exchange of all of our financial instruments.

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

Policy Loans

The carrying value for policy loans are the unpaid principal balances. Policy loans are fully collateralized by the cash surrender value of underlying insurance policies. As a result, the carrying value of the policy loans approximates the fair value.

Policyholder Account Balances and Other Liabilities

Policyholder account balances and other liabilities include account balances of certain investment contracts that exclude significant mortality or morbidity risk. The fair value of the account balances of certain investment contracts is based on a discounted cash flow model as of the balance sheet date. The inputs used to measure the fair value of these policyholder account balances are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is based on quoted market prices. The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Funds Withheld Reinsurance Liabilities

Funds withheld reinsurance liabilities includes our obligation to pay reinsurers under coinsurance with funds withheld and modified coinsurance arrangements where the Company is the cedant. This liability includes embedded derivatives, which are total return swaps with contractual returns that are attributable to the Company’s reinsurance agreements. The embedded derivatives are carried at fair value and thus excluded from the preceding table. The inputs used to measure the remaining balance are classified as Level 3 within the fair value hierarchy.

15. Retirement and Deferred Compensation Plans

Defined Benefit Pension and Other Postretirement Benefit Plans

We maintain U.S. defined benefit pension plans in which certain U.S. employees and agents are participants, and a U.K. plan we retained after the sale of the Lincoln UK business. Our defined benefit pension plans are closed to new entrants and existing participants do not accrue any additional benefits. We also sponsor other postretirement benefit plans that provide health care and life insurance to certain retired employees and agents. These retirement plans are not material to the Company’s results of operations, financial condition or cash flows for the three years ended December 31, 2024.

Defined Contribution Plans

We sponsor tax-qualified defined contribution plans for eligible employees and agents. We administer these plans in accordance with the plan documents and various limitations under section 401(a) of the Internal Revenue Code of 1986. For the years ended December 31, 2024, 2023 and 2022, expenses for these plans were $111 million, $116 million and $102 million, respectively.

Deferred Compensation Plans

We sponsor non-qualified, unfunded, deferred compensation plans for certain current and former employees, agents and non-employee directors. The results of certain notional investment options within some of the plans are hedged by total return swaps. Our expenses increase or decrease in direct proportion to the change in market value of the participants’ investment options. Participants of certain plans are able to select our stock as a notional investment option; however, it is not hedged by the total return swaps and is a primary source of expense volatility related to these plans. For the years ended December 31, 2024, 2023 and 2022, expenses for these plans were $48 million, $24 million and $(4) million, respectively. For further discussion of total return swaps related to our deferred compensation plans, see Note 5.

Information (in millions) with respect to these plans was as follows:

	As of December 31,
	2024	2023
Total liabilities (1)	$809	$736
Investments dedicated to fund liabilities (2)	258	233

(1) Reported in other liabilities on the Consolidated Balance Sheets.
(2) Reported in other assets on the Consolidated Balance Sheets.

16. Stock-Based Incentive Compensation Plans

We sponsor stock-based incentive compensation plans for our employees and directors and for the employees and agents of our subsidiaries that provide for the issuance of stock options, performance shares and restricted stock units (“RSUs”), among other types of awards. We issue new shares to satisfy option exercises and vested performance shares and RSUs.

Total compensation expense (in millions) by award type for our stock-based incentive compensation plans was as follows:

	For the Years Ended December 31,
	2024	2023	2022
Stock options	$5	$8	$6
Performance shares	8	12	10
RSUs	51	41	35
Total	$64	$61	$51

Recognized tax benefit	$11	$9	$11

Total unrecognized compensation expense (in millions) and expected weighted-average period (in years) by award type for our stock-based incentive compensation plans was as follows:

	For the Years Ended December 31,
	2024		2023		2022
	Expense	Weighted-Average Period	Expense	Weighted-Average Period	Expense	Weighted-Average Period
Stock options	$3	0.8	$9	0.8	$11	0.8
Performance shares	20	1.5	21	1.3	19	1.2
RSUs	40	1.4	54	1.6	55	1.4
Total unrecognized stock-based
incentive compensation expense	$63		$84		$85

Stock Options

The option price assumptions used for our stock option awards were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Weighted-average fair value per option granted	$9.53	$11.64	$18.13
Weighted-average assumptions:
Dividend yield	4.4%	4.1%	3.2%
Expected volatility	54.5%	48.1%	44.4%
Risk-free interest rate (1)	4.3%	3.8-4.1%	1.9-3.8%
Expected life (in years)	4.1	5.8	5.8

(1) Risk-free interest rate expressed as a range, as applicable.

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

Generally, stock options have a maximum contractual term of ten years and vest ratably over a three-year period based solely on a service condition. Information with respect to our incentive plans involving stock options with service conditions (aggregate intrinsic value shown in millions) was as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	3,876,978	$54.30
Granted	–	–
Exercised	(16,164)	21.13
Forfeited or expired	(446,360)	50.85
Outstanding as of December 31, 2024	3,414,454	$54.90	4.9	$–

Vested or expected to vest as of December 31, 2024 (1)	3,323,463	$55.22	4.9	$–

Exercisable as of December 31, 2024	2,793,542	$58.50	4.3	$–

(1) Includes estimated forfeitures.

The total fair value of stock options with service conditions that vested during the years ended December 31, 2024, 2023 and 2022, was $6 million, $6 million and $8 million, respectively. The total intrinsic value of such options exercised during the years ended December 31, 2024, 2023 and 2022, was less than $1 million, less than $1 million and $1 million, respectively.

We award to certain agents stock options that have a maximum contractual term of five years and generally vest ratably over a two-year period depending on the satisfaction of the performance conditions. Information with respect to our incentive plans involving stock options with performance conditions (aggregate intrinsic value shown in millions) was as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	112,537	$45.73
Granted	10,969	27.34
Exercised	(5,219)	24.47
Forfeited or expired	(25,832)	58.72
Outstanding as of December 31, 2024	92,455	$41.12	2.0	$–

Vested or expected to vest as of December 31, 2024 (1)	90,283	$41.48	2.0	$–

Exercisable as of December 31, 2024	85,216	$42.38	1.9	$–
(1) Includes estimated forfeitures.

The total fair value of stock options with performance conditions that vested during the years ended December 31, 2024, 2023 and 2022, was less than $1 million, less than $1 million and $1 million, respectively. The total intrinsic value of such options exercised during the years ended December 31, 2024, 2023 and 2022, was less than $1 million.

Performance Shares

LNC performance shares vest, if at all, after the conclusion of the three-year performance period and certification of performance results by the Compensation Committee, and, generally, on the third anniversary of the grant date. Depending on the achievement level of performance measures pre-determined by the Compensation Committee for the three-year performance period, payouts could range from 0% to 200% of the target award for performance shares granted prior to 2021, 0% to 240% of the target award for performance shares granted in 2021, and 0% to 232% of the target award for performance shares granted in 2022, 2023 and 2024. Dividend equivalents accrue with respect to unvested performance shares when and as cash dividends are paid on the Company’s common stock and vest if and to the extent that the underlying performance shares vest. Performance share information in the table below includes dividend equivalents credited on unvested performance share awards at target. Information with respect to our performance shares was as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2023 (1)	1,192,408	$50.06
Granted	834,632	32.25
Vested	–	–
Forfeited	(184,834)	37.47
Performance adjustment (2)	(248,174)	59.40
Outstanding as of December 31, 2024 (1)	1,594,032	$40.74

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

	Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2023	2,919,318	$44.00
Granted	2,146,356	28.08
Vested	(870,900)	49.43
Forfeited	(418,541)	39.17
Outstanding as of December 31, 2024	3,776,233	$34.24

17. Contingencies and Commitments

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of December 31, 2024.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of December 31, 2024, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $150 million, after-tax. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Cost of Insurance and Other Litigation

Cost of Insurance Litigation

Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company, filed in the U.S. District Court for the District of Connecticut, No. 3:16-cv-00827, is a putative class action that was served on The Lincoln National Life Insurance Company (“LNL”) on June 8, 2016. Plaintiff is the owner of a universal life insurance policy who alleges that LNL charged more for non-guaranteed cost of insurance than permitted by the policy. Plaintiff seeks to represent all universal life and variable universal life policyholders who owned policies containing non-guaranteed cost of insurance provisions that are similar to those of plaintiff’s policy and seeks damages on behalf of all such policyholders. On January 11, 2019, the court dismissed plaintiff’s complaint in its entirety. In response, plaintiff filed a motion for leave to amend the complaint, which, on September 25, 2023, the court granted in part and denied in part. Plaintiff filed an amended complaint on October 10, 2023. On March 7, 2024, the parties entered into a provisional settlement agreement that encompasses policies that are at issue in this case, which also includes all policies at issue in the lawsuits captioned Iwanski v. First Penn-Pacific Life Insurance Company, TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company and Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, each of which are described below. The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024, and on September 4, 2024, the court granted preliminary approval of the provisional settlement. On December 16, 2024, the court heard oral argument on the issue of whether to grant final approval of the provisional settlement. The provisional settlement, which is still subject to final approval of the court, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in Iwanski, TVPX ARS INC. and Vida). As of December 31, 2024, the total provisional settlement amount of $147.5 million, pre-tax, remains accrued.

Iwanski v. First Penn-Pacific Life Insurance Company (“FPP”), No. 2:18-cv-01573 filed in the U.S. District Court for the Eastern District of Pennsylvania is a putative class action that was filed on April 13, 2018. Plaintiff alleges that defendant FPP breached the terms of his life insurance policy by deducting non-guaranteed cost of insurance charges in excess of what is permitted by the policies. Plaintiff seeks to represent all owners of universal life insurance policies issued by FPP containing non-guaranteed cost of insurance provisions that are similar to those of Plaintiff’s policy and seeks damages on their behalf. Breach of contract is the only cause of action asserted. On March 7, 2024, the parties in Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company (discussed above) entered into a provisional settlement agreement that encompasses all policies at issue in this case, as the Glover case is inclusive of all policies in this case, as well as in the lawsuits captioned TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company and Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York (both discussed below). The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024, and on September 4, 2024, the court granted preliminary approval of the provisional settlement. On December 16, 2024, the court heard oral argument on the issue of whether to grant final approval of the provisional settlement. The provisional settlement, which is still subject to final approval of the court, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in Iwanski, TVPX ARS INC. and Vida). A motion has been filed to stay the proceedings in this matter pending the completion of the settlement approval process in Glover.

TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company, filed in the U.S. District Court for the Eastern District of Pennsylvania, No. 2:18-cv-02989, is a putative class action that was filed on July 17, 2018. Plaintiff alleges that LNL charged more for non-guaranteed cost of insurance than permitted by the policy. Plaintiff seeks to represent all universal life and variable universal life policyholders who own policies issued by LNL or its predecessors containing non-guaranteed cost of insurance provisions that are similar to those of Plaintiff’s policy and seeks damages on behalf of all such policyholders. On March 7, 2024, the parties in Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company (discussed above) entered into a provisional settlement agreement that encompasses all policies at issue in this case, as the Glover case is inclusive of all policies in this case, as well as in the lawsuits captioned Iwanski v. First Penn-Pacific Life Insurance Company (discussed above) and Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York (discussed below). The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024, and on September 4, 2024, the court granted preliminary approval of the provisional settlement. On December 16, 2024, the court heard oral argument on the issue of whether to grant final approval of the provisional settlement. The provisional settlement, which is still subject to final approval of the court, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in Iwanski, TVPX ARS INC. and Vida). A motion has been filed to stay the proceedings in this matter pending the completion of the settlement approval process in Glover.

Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, pending in the U.S. District Court for the Southern District of New York, No. 1:19-cv-06004, is a putative class action that was filed on June 27, 2019. Plaintiff alleges that Lincoln Life & Annuity Company of New York (“LLANY”) charged more for non-guaranteed cost of insurance than was permitted by the policies. On March 31, 2022, the court issued an order granting plaintiff’s motion for class certification and certified a class of all current or former owners of six universal life insurance products issued by LLANY that were assessed a cost of insurance charge any time on or after June 27, 2013. Plaintiff seeks damages on behalf of the class. On April 19, 2023, LLANY filed a motion for summary judgment. On March 7, 2024, the parties in Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company (discussed above) entered into a provisional settlement agreement that encompasses all policies at issue in this case, as the Glover case is inclusive of all policies in this case, as well as in the lawsuits captioned Iwanski v. First Penn-Pacific Life Insurance Company and TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company (both discussed above). The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024, and on September 4, 2024, the court granted preliminary approval of the provisional settlement. On December 16, 2024, the court heard oral argument on the issue of whether to grant final approval of the provisional settlement. The provisional settlement, which is still subject to final approval of the court, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in Iwanski, TVPX ARS INC. and Vida). On March 29, 2024, the court issued its summary judgment decision, granting LLANY’s motion in part and denying it in part, and entering summary judgment against twenty-two policyholders that the court determined were not economically harmed. On June 25, 2024, the court granted LLANY’s April 12, 2024, motion to stay proceedings in this matter pending the completion of the approval process in Glover.

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

EFG Bank AG, Cayman Branch, et al. v. The Lincoln National Life Insurance Company, No. 17-cv-02592-GJP (E.D. Pa.) filed on February 1, 2017; Conestoga Trust, et al, v. Lincoln National Corp., et al., No. 18-cv-02379-GJP (E.D. Pa.), filed on June 6, 2018; Brighton Trustees, LLC, et al. v. The Lincoln National Life Insurance Company, No. 2:23-cv-2251-GJP (E.D. Pa.), filed on April 20, 2023 (and transferred to the U.S. District Court for the Eastern District of Pennsylvania on June 12, 2023); and Ryan K. Crayne, on behalf of and as trustee for Carlton Peak Trust v. The Lincoln National Life Insurance Company, No. 2:24-cv-00053-GJP, filed on November 17, 2023 (and transferred to the U.S. District Court for the Eastern District of Pennsylvania on January 4, 2024) are consolidated civil actions pending in the Eastern District of Pennsylvania. In each case other than Crayne, plaintiffs purport to own universal life insurance policies or interests in universal life insurance policies originally issued by Jefferson-Pilot (now LNL). In Crayne, plaintiffs purport to own litigation claims concerning universal life policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs in each case allege that LNL (or, in LSH Co. (discussed further below) and Conestoga, LNL and LNC) breached the terms of policyholders’ contracts when it increased non-guaranteed cost of insurance rates beginning in 2016 (or, in Brighton Trustees and LSH Co., in 2016 and 2017). We are vigorously defending these consolidated matters. LSH CO, et al. v. Lincoln National Corp., et al., No. 18-cv-05529-GJP (E.D. Pa.), filed on December 21, 2018, was previously consolidated with the above civil actions. On February 8, 2025, we entered into an agreement with the plaintiffs in LSH Co. in full and final settlement of this matter and this matter is now concluded.

Wells Fargo Bank, N.A, solely in its capacity as securities intermediary v. The Lincoln National Life Insurance Company, pending in the U.S. District Court for the Eastern District of Pennsylvania, No. 25-cv-00152-GJP (E.D. Pa.), is a civil action initially filed on December 4, 2024, in the U.S. District Court for the Northern District of Indiana. On January 9, 2025, this case was transferred to the Eastern District of Pennsylvania. Plaintiff, purporting to act solely in its capacity as securities intermediary for the beneficial owner of universal life insurance policies originally issued by Jefferson-Pilot (now LNL), alleges, among other things, that LNL breached the terms of Plaintiff’s contracts when it increased non-guaranteed cost of insurance rates beginning in 2016 and 2017. We are vigorously defending this matter.

Other Litigation

Andrew Nitkewicz v. Lincoln Life & Annuity Company of New York, pending in the U.S. District Court for the Southern District of New York, No. 1:20-cv-06805, is a putative class action that was filed on August 24, 2020. Plaintiff Andrew Nitkewicz, as trustee of the Joan C. Lupe Trust, seeks to represent all current and former owners of universal life (including variable universal life) policies who own or owned policies issued by LLANY and its predecessors in interest that were in force at any time on or after June 27, 2013, and for which planned annual, semi-annual, or quarterly premiums were paid for any period beyond the end of the policy month of the insured’s death. Plaintiff alleges LLANY failed to refund unearned premium in violation of New York Insurance Law Section 3203(a)(2) in connection with the payment of death benefit claims for certain insurance policies. Plaintiff seeks compensatory damages and pre-judgment interest on behalf of the various classes and sub-class. On July 2, 2021, the court granted, with prejudice, LLANY’s November 2020 motion to dismiss this matter. Plaintiff filed a notice of appeal on July 28, 2021, and on September 26, 2022, the U.S. Court of Appeals for the Second Circuit reserved its decision and certified a question to the New York Court of Appeals. On October 20, 2022, the New York Court of Appeals accepted the question. On October 19, 2023, the New York Court of Appeals answered the question in LLANY’s favor and transmitted the decision to the U.S. Court of Appeals for the Second Circuit. Plaintiff sought, and was granted, supplemental briefing before the U.S. Court of Appeals for the Second Circuit with respect to certain aspects of the New York Court of Appeals’ decision. The supplemental briefing was completed January 23, 2024. On August 8, 2024, the U.S. Court of Appeals for the Second Circuit affirmed the District Court’s decision dismissing the case. Plaintiff’s November 6, 2024, deadline by which to file a petition for a writ of certiorari to the Supreme Court has passed. As a result, with the affirmation of the decision dismissing the case, this matter is now concluded.

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

Donald C. Meade v. Lincoln National Corporation, Ellen Cooper, Dennis Glass, and Randal Freitag (“Defendants”), No. 2:24-cv-01704, pending in the U.S. District Court for the Eastern District of Pennsylvania, is a putative class action that was filed on April 23, 2024. On June 24, 2024, Local 295 IBT Employer Group Pension Trust Fund (“Local 295”) filed a motion for appointment as lead plaintiff. On October 23, 2024, the court granted this motion. Local 295 seeks to represent persons and entities that purchased or otherwise acquired Lincoln National Corporation common stock between December 8, 2021, and November 2, 2022, inclusive (the “Class Period”). On December 23, 2024, plaintiff filed an amended complaint. Plaintiff alleges claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, and under SEC Rule 10b-5. Plaintiff alleges that, throughout the Class Period, Defendants made materially false and/or misleading statements, as well as failed to disclose material adverse facts that plaintiff alleges Defendants knew, or recklessly disregarded, at the time the statements were made, about the Company’s business, operations and prospects with respect to its Guaranteed Universal Life policies and their lapse rates. The action seeks unspecified compensatory damages and reasonable costs and expenses incurred in this action, including counsel fees and expert fees, together with equitable/injunctive relief or such other relief as the court may deem just and proper. We are vigorously defending this matter.

In Re. Lincoln National Corporation Stockholder Derivative Litigation (No.: 2:24-cv-02713) is the matter name for the following two civil actions that were consolidated for all purposes on September 26, 2024, by the U.S. District Court for the Eastern District of Pennsylvania: Lawrence Hollin, derivatively on behalf of Nominal Defendant Lincoln National Corporation v. Ellen G. Cooper, Dennis R. Glass, Randal J. Freitag, Deirdre P Connelly, William H. Cunningham, Reginald E. Davis, Eric G. Johnson, Gary C. Kelly, M. Leanne Lachman, Dale LeFebvre, Janet Liang, Michael F. Mee, Lynn M. Utter and Patrick S. Pittard (“Individual Defendants”) and Lincoln National Corporation (“Nominal Defendant”), No. 2:24-cv-02713 (E.D. Pa.), filed on June 20, 2024; and Robert R. Wiersum, derivatively on behalf of Lincoln National Corporation v. Ellen G. Cooper, Dennis R. Glass, Randal J. Freitag, Deirdre P Connelly, William H. Cunningham, Reginald E. Davis, Eric G. Johnson, Gary C. Kelly, M. Leanne Lachman, Dale LeFebvre, Janet Liang, Michael F. Mee, Lynn M. Utter and Patrick S. Pittard (“Individual Defendants”) and Lincoln National Corporation (“Nominal Defendant”), No. 2:24-cv-03251 (E.D. Pa.), filed on July 23, 2024. By the same September 26, 2024, order, the court directed, among things, that all proceedings and deadlines in this consolidated case be stayed until 30 days after resolution of all motions to dismiss (including the exhaustion of all related appeals) in the Meade matter discussed above. Plaintiffs bring this complaint for, inter alia, alleged breaches of fiduciary duties between November 4, 2020, at latest, through the date of filing and allege violations of the federal securities laws caused by the issuance of allegedly materially false and misleading statements issued, or caused to be issued, by the Individual Defendants in the Company’s SEC filings and other public statements. Plaintiffs allege that the Company thereby suffered loss, injury and damage. Among other relief, plaintiffs seek, in favor of the Company, damages sustained by the Company, punitive damages and attorney’s fees, an accounting for all damages to the Company and an unspecified order directing the Company to improve existing corporate governance and internal procedures. The Individual Defendants are vigorously defending these consolidated matters.

Anthony Morgan, derivatively on behalf of Nominal Defendant Lincoln National Corporation v. Ellen G. Cooper, Deirdre P. Connelly, William H. Cunningham, Reginald Davis, Eric C. [G.] Johnson, Gary C. Kelly, M. Leanne Lachman, Dale LeFebvre, Janet Liang, Lynn M. Utter, Dennis Glass and Randal Freitag (“Individual Defendants”) and Lincoln National Corporation (“Nominal Defendant”), No. CV-2024-011319, pending in the Court of Common Pleas of Delaware County, Pennsylvania, is a complaint that was filed on December 31, 2024. Plaintiff Anthony Morgan brings this verified stockholder derivative complaint purportedly on behalf of Nominal Defendant Lincoln National Corporation against the Individual Defendants, inter alia, for alleged breaches of fiduciary duties for allegedly failing to comply with federal securities laws, by the issuance of allegedly materially false and misleading statements in the Company’s SEC filings and other public statements. Plaintiff Morgan alleges claims against the Individual Defendants for breach of fiduciary duties and for unjust enrichment. Plaintiff Morgan alleges, inter alia, that the Individual Defendants failed to disclose to investors: (i) that the Company was experiencing a decline in its VUL business; (ii) that, as a result, the goodwill associated with the life insurance business was overstated; (iii) that, as a result, the Company’s policy lapse assumptions were outdated; (iv) that, as a result, the Company’s reserves were overstated; (v) that, as a result, the Company’s reported financial results and financial statements were misstated; and (vi) that, as a result, the Individual Defendants’ positive statements about the Company’s business, operations and prospects were materially misleading and/or lacked a reasonable basis. Plaintiff Morgan alleges that the Company thereby suffered loss, injury and damage. Among other relief, the action seeks specifically, in favor of the Company: damages sustained by the Company; a direction by the court for the Company to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with all applicable laws and to protect the Company and its shareholders; restitution from the Individual Defendants, and each of them, and an order for the disgorgement of all profits, benefits and other compensation obtained by the Individual Defendants; the costs and disbursements of the action, including reasonable attorneys’ fees, accountants’ and experts’ fees, costs and expenses; and such other and further relief as the Court deems just and proper. The Individual Defendants are vigorously defending this matter.

Harry Rosenthal, derivatively on behalf of Nominal Defendant Lincoln National Corporation v. Ellen G. Cooper, Deirdre P Connelly, William H. Cunningham, Reginald Davis, Eric C. [G.] Johnson, Gary C. Kelly, M. Leanne Lachman, Dale LeFebvre, Janet Liang, Lynn M. Utter, Dennis Glass and Randal Freitag (“Individual Defendants”) and Lincoln National Corporation (“Nominal Defendant”), No. CV-2025-00146, pending in the Court of Common Pleas of Delaware County, Pennsylvania, is a complaint that was filed on January 3, 2025. Plaintiff Harry Rosenthal brings this verified stockholder derivative complaint purportedly on behalf of Nominal Defendant Lincoln National Corporation against the Individual Defendants, inter alia, for alleged breaches of fiduciary duties for allegedly failing to comply with federal securities laws, by the issuance of allegedly materially false and misleading statements in the Company’s SEC filings and other public statements. Plaintiff Rosenthal alleges claims against the Individual Defendants for breach of fiduciary duties and for unjust enrichment. Plaintiff Rosenthal alleges, inter alia, that the Individual Defendants failed to disclose to investors: (i) that the Company was experiencing a decline in its VUL business; (ii) that, as a result, the goodwill associated with the life insurance business was overstated; (iii) that, as a result, the Company’s policy lapse assumptions were outdated; (iv) that, as a result, the Company’s reserves were overstated; (v) that, as a result, the Company’s reported financial results and financial statements were misstated; and (vi) that, as a result, the Individual Defendants’ positive statements about the Company’s business, operations and prospects were materially misleading and/or lacked a reasonable basis. Plaintiff Rosenthal alleges that the Company thereby suffered loss, injury and damage. Among other relief, the action seeks specifically, in favor of the Company: damages sustained by the Company; a direction by the court for the Company to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with all applicable laws and to protect the Company and its shareholders; restitution from the Individual Defendants, and each of them, and an order for the disgorgement of all profits, benefits and other compensation obtained by the Individual Defendants; the costs and disbursements of the action, including reasonable attorneys’ fees, accountants’ and experts’ fees, costs and expenses; and such other and further relief as the Court deems just and proper. The Individual Defendants are vigorously defending this matter.

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

Tax Assessment Proceeding

Lincoln National Life Insurance Company v. Township of Radnor, pending in the Court of Common Pleas of Delaware County, Pennsylvania Civil Division, No. 2022-001894, is a de novo appeal filed by LNL on March 21, 2022, regarding a September 30, 2021, Notice of Tax Assessment issued by the Township of Radnor to LNL for additional business privilege tax (“BPT”) for the years 2014-2019/2020 estimate. The assessment was based on an audit undertaken by a third-party auditor and consultant to the Township of Radnor, following a periodic business review of LNL undertaken by the same individual in 2018. The assessment is comprised of taxes, interest and penalties for the period in question. LNL filed a motion for summary judgment, that was denied by the court. The trial of this matter was held in the fourth quarter of 2024. The court’s ruling remains pending. We are vigorously defending this matter.

Reinsurance Disputes

Certain reinsurers have in the past sought, and may in the future seek, rate increases on certain yearly renewable term agreements. We may initiate legal proceedings, as necessary, under these agreements in order to protect our contractual rights. Additionally, reinsurers have in the past initiated, and may in the future initiate, legal proceedings against us.

State Guaranty Fund Assessments

State guaranty associations levy assessments on insurance companies doing business within their jurisdictions to cover policyholder losses from insolvent or impaired insurance companies. Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. We accrue the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life & Health Insurance Guaranty Associations and the amount of premiums written in each state. We reported the undiscounted expected state guaranty fund assessment liability within other liabilities on the Consolidated Balance Sheets of $63 million and $32 million as of December 31, 2024 and 2023, respectively. The actual amount of assessments levied against us in connection with insurance company insolvencies may vary from this estimate. Future guaranty fund assessments are expected to be paid based on anticipated funding periods for each guaranty association obligation. In addition, we reported the related receivable for expected future state premium tax recoveries within other assets on the Consolidated Balance Sheets of $99 million and $32 million as of December 31, 2024 and 2023, respectively. Premium tax recoveries are expected to be realized based on regulations set forth by the various state taxing authorities. The balance sheet position as of December 31, 2024 and 2023, nets to recoveries of $36 million and assessments of less than $1 million, respectively.

Commitments

Operating Leases

As of December 31, 2024 and 2023, we had operating lease ROU assets of $85 million and $118 million, respectively, and associated lease liabilities of $89 million and $129 million, respectively. The weighted-average discount rate was 4.0% and 4.4%, respectively, and the weighted-average remaining lease term was four years as of December 31, 2024 and 2023. Operating lease expense for the years ended December 31, 2024, 2023 and 2022, was $36 million, $42 million and $45 million, respectively, and reported in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss).

The table below presents cash flow information (in millions) related to operating leases:

	For the Years Ended December 31,
	2024	2023	2022
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease
liabilities	$32	$42	$47

Supplemental Non-Cash Information
ROU assets obtained in exchange for new lease obligations	$4	$–	$23

Our future minimum lease payments (in millions) for operating leases as of December 31, 2024, were as follows:

2025	$29
2026	27
2027	23
2028	19
2029	8
Thereafter	2
Total future minimum lease payments	108
Less: Amount representing interest	19
Present value of minimum lease payments	$89

As of December 31, 2024, we had one lease that had not yet commenced.

Certain Financing Arrangements

We periodically enter into sale-leaseback arrangements that do not meet the criteria of a sale for accounting purposes. As such, we account for these transactions as financing arrangements. As of December 31, 2024 and 2023, we had $511 million and $595 million, respectively, of financing obligations reported within other liabilities on the Consolidated Balance Sheets. Future payments due on certain financing arrangements (in millions) as of December 31, 2024, were as follows:

2025	$174
2026	226
2027	130
2028	21
2029	12
Thereafter	8
Total future minimum lease payments	571
Less: Amount representing interest	60
Present value of minimum lease payments	$511

Vulnerability from Concentrations

As of December 31, 2024, we did not have a concentration of: business transactions with a particular customer or lender; sources of supply of labor or services used in the business; or a market or geographic area in which business is conducted that makes us vulnerable to an event that is at least reasonably possible to occur in the near term and which could cause a severe impact to our financial condition. For information on our investment and reinsurance concentrations, see Notes 3 and 7, respectively.

18. Shares and Stockholders’ Equity

Preferred Shares

Preferred stock authorized, issued and outstanding (number of shares) was as follows:

	As of December 31,
	2024			2023
	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
9.250% Fixed Rate Reset Non-Cumulative
Preferred Stock, Series C	20,000	20,000	20,000	20,000	20,000	20,000
9.000% Non-Cumulative Preferred Stock,
Series D	20,000	20,000	20,000	20,000	20,000	20,000
Not designated	9,960,000	–	–	9,960,000	–	–
Total preferred shares	10,000,000	40,000	40,000	10,000,000	40,000	40,000

The per share and aggregate dividends declared for preferred stock by series (in millions except per share data) was as follows:

	For the Years Ended December 31,
	2024		2023
Series	Dividend Per Share	Aggregate Dividend	Dividend Per Share	Aggregate Dividend
Series C	$2,312.50	$46	$1,792.19	36
Series D	2,250.00	45	2,306.25	46
Total	$4,562.50	$91	$4,098.44	82

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

Our Series C and D Preferred Stock are without par value.

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Common Stock
Balance as of beginning-of-year	169,666,137	169,220,511	177,193,515
Stock compensation/issued for benefit plans	714,509	445,626	692,491
Retirement/cancellation of shares	–	–	(8,665,495)
Balance as of end-of-year	170,380,646	169,666,137	169,220,511

Our common stock is without par value.

EPS

The calculation of EPS was as follows (in millions except per share data):

	For the Years Ended December 31,
	2024	2023	2022
Net income (loss) available to common stockholders – basic	$3,184	$(834)	$1,358
Deferred units of LNC stock in our
deferred compensation plans (1)	3	(1)	(13)
Net income (loss) available to common
stockholders – diluted	$3,187	$(835)	$1,345

Weighted-average shares, as used in basic calculation	170,597,104	169,562,903	171,034,695
Incremental common shares from assumed exercise or
issuance of stock-based incentive compensation awards	1,789,530	570,943	1,152,890
Average deferred compensation shares (1)	693,791	604,809	512,570
Weighted-average shares, as used in diluted calculation (2)	173,080,425	170,738,655	172,700,155

Net income (loss) per share:
Basic	$18.66	$(4.92)	$7.93
Diluted	18.41	(4.92)	7.78

(1)    We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to all or a portion of their deferral amounts. This obligation is settled in either cash or LNC stock pursuant to the applicable plan document. We exclude deferred units of LNC stock that are antidilutive from our diluted EPS calculation.
(2)     Due to reporting a net loss for the year ended December 31, 2023, basic shares were used in the diluted EPS calculation for this year as the use of diluted shares would have resulted in a lower loss per share.

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our EPS, such options will be shown in the table above.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Years Ended December 31,
	2024	2023	2022
Unrealized Gain (Loss) on Fixed Maturity AFS Securities and Certain
Other Investments
Balance as of beginning-of-year	$(5,188)	$(8,916)	$9,616
Unrealized holding gains (losses) arising during the year	(1,787)	2,413	(25,552)
Change in foreign currency exchange rate adjustment	(220)	179	(322)
Change in future contract benefits and policyholder account balances, net of reinsurance	477	1,306	2,291
Income tax benefit (expense)	317	(849)	5,039
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(205)	(860)	(15)
Income tax benefit (expense)	43	181	3
Balance as of end-of-year	$(6,239)	$(5,188)	$(8,916)
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$375	$388	$(85)
Unrealized holding gains (losses) arising during the year	201	243	378
Change in foreign currency exchange rate adjustment	220	(169)	312
Income tax benefit (expense)	(88)	(15)	(144)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	89	91	92
Income tax benefit (expense)	(19)	(19)	(19)
Balance as of end-of-year	$638	$375	$388
Market Risk Benefit Non-Performance Risk Gain (Loss)
Balance as of beginning-of-year	$1,070	$1,741	$1,951
Adjustment arising during the year	(1,175)	(854)	(266)
Income tax benefit (expense)	251	183	56
Balance as of end-of-year	$146	$1,070	$1,741
Policyholder Liability Discount Rate Remeasurement Gain (Loss)
Balance as of beginning-of-year	$587	$747	$(1,265)
Adjustment arising during the year	198	(206)	2,559
Income tax benefit (expense)	(41)	46	(547)
Balance as of end-of-year	$744	$587	$747
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(26)	$(34)	$(14)
Foreign currency translation adjustment arising during the year	(3)	8	(20)
Balance as of end-of-year	$(29)	$(26)	$(34)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(294)	$(278)	$(219)
Adjustment arising during the year	(5)	(13)	(74)
Income tax benefit (expense)	3	(3)	15
Balance as of end-of-year	$(296)	$(294)	$(278)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item on the Consolidated Statements of Comprehensive Income (Loss):

	For the Years Ended December 31,
	2024	2023	2022
Unrealized Gain (Loss) on Fixed Maturity AFS
Securities and Certain Other Investments
Reclassification	$(244)	$(869)	$(15)	Realized gain (loss)
Associated change in future contract benefits	39	9	–	Benefits
Reclassification before income
tax benefit (expense)	(205)	(860)	(15)	Income (loss) before taxes
Income tax benefit (expense)	43	181	3	Federal income tax expense (benefit)
Reclassification, net of income tax	$(162)	$(679)	$(12)	Net income (loss)

Unrealized Gain (Loss) on Derivative
Instruments
Interest rate contracts	$(3)	$(1)	$2	Net investment income
Interest rate contracts	25	31	(11)	Interest and debt expense
Foreign currency contracts	59	54	62	Net investment income
Foreign currency contracts	8	7	39	Realized gain (loss)
Reclassifications before income
tax benefit (expense)	89	91	92	Income (loss) before taxes
Income tax benefit (expense)	(19)	(19)	(19)	Federal income tax expense (benefit)
Reclassifications, net of income tax	$70	$72	$73	Net income (loss)

19. Segment Information

We provide products and services and report results through our Annuities, Life Insurance, Group Protection and Retirement Plan Services business segments. We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments. The accounting policies of the business segments and Other Operations are the same as those described in Note 1. Our business segments and Other Operations reflect the manner by which our CODM views and manages the business. Our CODM is the Chief Executive Officer. The following is a brief description of these segments and Other Operations.

The Annuities segment provides tax-deferred investment growth and lifetime income opportunities for its clients by offering variable annuities (including RILA) and fixed annuities (including indexed).

The Life Insurance segment focuses on the creation and protection of wealth for its clients by providing life insurance products, including term insurance, both single (including UL, corporate-owned UL and bank-owned UL) and survivorship versions of IUL and VUL products, linked-benefit products (which are UL and VUL with riders providing for long-term care costs), and critical illness and long-term care riders, which can be attached to IUL or VUL policies. We have in-force blocks of UL and VUL products with lifetime secondary guarantees, but we no longer offer new sales of UL and VUL products with lifetime guarantees.

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

Other Operations includes the financial results for operations that are not directly related to our business segments and primarily consists of: investments related to the excess capital in our insurance subsidiaries; corporate investments; interest expense associated with debt; expenses associated with corporate strategic initiatives; expenses associated with benefit plans; the results of certain disability income business; and our run-off Institutional Pension business in the form of group annuity contracts.

Income (loss) from operations is the internal measure used by our CODM that explains the results of our ongoing operations in a manner that allows for a better understanding of the underlying trends by excluding items that are unpredictable and not necessarily indicative of current operating fundamentals or future performance, and, in many instances, decisions regarding these adjustments do not necessarily relate to the operations of the individual business segments. Income (loss) from operations is used by our CODM to evaluate financial performance, to assess the budgeting and forecasting process and to determine future resource allocation. In the third quarter of 2024, we revised our definition of income (loss) from operations to exclude the impact of certain additional items that are not indicative of the ongoing operations of the business and may obscure trends in the underlying performance of the Company. The presentation of prior period income (loss) from operations was recast for such third quarter 2024 revisions to conform to the current period presentation.

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
•Other items, which include the following: certain legal and regulatory accruals; severance expense related to initiatives that realign the workforce; transaction and integration costs related to mergers and acquisitions including the acquisition or divestiture, through reinsurance or other means, of businesses or blocks of business; mark-to-market adjustment related to the LNC stock component of our deferred compensation plans (“deferred compensation mark-to-market adjustment”); gains (losses) on modification or early extinguishment of debt; and impacts from settlement or curtailment of defined benefit obligations; and
•Income tax benefit (expense) related to the above pre-tax items, including the effect of tax adjustments such as changes to deferred tax valuation allowances.

We use our prevailing corporate federal income tax rate of 21% and an estimated state income tax rate, where applicable, net of the impacts related to dividends-received deduction and foreign tax credits and any other permanent differences for events recognized differently in our consolidated financial statements and federal income tax returns.

We do not report total assets by segment because this is not a metric used by the CODM to allocate resources or evaluate segment performance.

The tables below reconcile our internal measure of performance to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Year Ended December 31, 2024
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating Revenues (1)	$4,896	$6,248	$5,717	$1,321	$160	$18,342
Operating Expenses (2)
Benefits and policyholder liability
remeasurement (gain) loss	145	3,893	3,692	–	12	7,742
Interest credited	1,536	1,194	6	675	32	3,443
Commissions	1,115	461	462	103	–	2,141
General and administrative expenses	495	563	870	340	256	2,524
Interest and debt expense	–	–	–	–	336	336
Other (3)	217	242	149	17	(10)	615
Total operating expenses	3,508	6,353	5,179	1,135	626	16,801
Total federal income tax expense (benefit)	228	(42)	113	23	(96)	226
Total income (loss) from operations	1,160	(63)	425	163	(370)	1,315
Reconciliation of total income (loss) from
operations to net income (loss):
Net annuity product features, pre-tax						2,508
Net life insurance product features, pre-tax						(207)
Credit loss-related adjustments, pre-tax						(152)
Investment gains (losses), pre-tax						(483)
Changes in the fair value of
reinsurance-related embedded
derivatives, trading securities and
certain mortgage loans, pre-tax (4)						535
Gains (losses) on other non-financial assets –
sale of subsidiaries/businesses, pre-tax (5)						582
Other items, pre-tax (6) (7) (8) (9)						(270)
Income tax benefit (expense) related to
the above pre-tax items						(553)
Total net income (loss)						$3,275

(1)    See table below for reconciliation of total operating revenues to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss).
(2)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Inter-segment expenses are included within the amounts shown.
(3)    Other operating expenses include: Annuities: DAC and VOBA capitalization and amortization; broker-dealer expenses before the sale of our wealth management business in the second quarter of 2024; taxes, licenses and fees; expenses associated with reserve financing and LOCs and amortization of deferred loss on business sold through reinsurance. Life Insurance: DAC and VOBA capitalization and amortization; taxes, licenses and fees; expenses associated with reserve financing and LOCs; amortization of deferred loss on business sold through reinsurance and other intangible amortization. Group Protection: Taxes, licenses and fees; DAC capitalization and amortization; other intangible amortization and expenses associated with LOCs. Retirement Plan Services: DAC capitalization and amortization; taxes, licenses and fees and expenses associated with LOCs. Other Operations: Reimbursements to Other Operations from the Life Insurance segment for the use of proceeds from certain issuances of senior notes that were used as long-term structured solutions, net of expenses incurred by Other Operations for its access to a financing facility and issuance of LOCs.
(4)    Includes primarily changes in the fair value of the embedded derivative related to the fourth quarter 2023 reinsurance transaction. For more information, see Note 7.
(5)    For information on the sale of our wealth management business, see Note 1.

(6)    Includes certain legal accruals of $(129) million, primarily attributable to a first quarter 2024 accrual related to the settlement of cost of insurance litigation, and regulatory accruals of $(12) million related to estimated state guaranty fund assessments net of estimated state premium tax recoveries associated with the Bankers Life Insurance Company and Colorado Bankers Life Insurance Company insolvencies (see “State Guaranty Fund Assessments” in Note 17 for more information).
(7)    Includes severance expense related to initiatives to realign the workforce of $(74) million.
(8)    Includes transaction and integration costs related to mergers, acquisitions and divestitures of $(40) million.
(9)    Includes deferred compensation mark-to-market adjustment of $(15) million.

	For the Year Ended December 31, 2023
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating Revenues (1)	$3,002	$6,907	$5,563	$1,310	$(755)	$16,027
Operating Expenses (2)
Benefits and policyholder liability
remeasurement (gain) loss (3)	(1,504)	4,583	3,732	–	(866)	5,945
Interest credited	1,252	1,290	5	665	36	3,248
Commissions	971	571	446	87	–	2,075
General and administrative expenses	471	617	846	341	258	2,533
Interest and debt expense	–	–	–	–	331	331
Other (4)	599	77	155	16	(8)	839
Total operating expenses	1,789	7,138	5,184	1,109	(249)	14,971
Total federal income tax expense (benefit)	140	(72)	80	30	(112)	66
Total income (loss) from operations	1,073	(159)	299	171	(394)	990
Reconciliation of total income (loss) from
operations to net income (loss) (5):
Net annuity product features, pre-tax						68
Net life insurance product features, pre-tax						(393)
Credit loss-related adjustments, pre-tax						(80)
Investment gains (losses), pre-tax						(959)
Changes in the fair value of
reinsurance-related embedded
derivatives, trading securities and
certain mortgage loans, pre-tax (6)						(802)
Other items, pre-tax (7) (8) (9) (10)						(55)
Income tax benefit (expense) related to
the above pre-tax items						479
Total net income (loss)						$(752)

(1)    See table below for reconciliation of total operating revenues to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss).
(2)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Inter-segment expenses are included within the amounts shown.
(3)    Annuities and Other Operations: Reflects the fourth quarter 2023 reinsurance transaction ceding of in-force life-contingent payout fixed annuities and institutional pension business that had no income (loss) from operations impact. See Note 7 for more information on the transaction.
(4)    Other operating expenses include: Annuities: Broker-dealer expenses; DAC and VOBA capitalization and amortization; taxes, licenses and fees and expenses associated with reserve financing and LOCs. Life Insurance: DAC and VOBA capitalization and amortization; taxes, licenses and fees; expenses associated with reserve financing and LOCs and other intangible amortization. Group Protection: Taxes, licenses and fees; DAC capitalization and amortization; other intangible amortization and expenses associated with LOCs. Retirement Plan Services: DAC capitalization and amortization; taxes, licenses and fees and expenses associated with LOCs. Other Operations: Reimbursements to Other Operations from the Life Insurance segment for the use of proceeds from certain issuances of senior notes that were used as long-term structured solutions, net of expenses incurred by Other Operations for its access to a financing facility and issuance of LOCs.
(5)    The prior period presentation was recast to conform to the revised definition of income (loss) from operations.

(6)    Includes primarily changes in the fair value of the embedded derivative related to the fourth quarter 2023 reinsurance transaction. For more information, see Note 7.
(7)    Includes certain legal accruals of $(12) million.
(8)    Includes severance expense related to initiatives to realign the workforce of $(7) million.
(9)    Includes transaction and integration costs related to mergers, acquisitions and divestitures of $(34) million.
(10)    Includes deferred compensation mark-to-market adjustment of $(2) million.

	For the Year Ended December 31, 2022
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating Revenues (1)	$4,482	$6,747	$5,304	$1,274	$156	$17,963
Operating Expenses (2)
Benefits and policyholder liability
remeasurement (gain) loss	253	6,925	3,931	–	66	11,175
Interest credited	894	1,310	5	629	39	2,877
Commissions	1,018	698	394	79	–	2,189
General and administrative expenses	408	554	766	303	267	2,298
Interest and debt expense	–	–	–	–	283	283
Other (3)	563	(59)	156	16	(5)	671
Total operating expenses	3,136	9,428	5,252	1,027	650	19,493
Total federal income tax expense (benefit)	185	(587)	11	36	(93)	(448)
Total income (loss) from operations	1,161	(2,094)	41	211	(401)	(1,082)
Reconciliation of total income (loss) from
operations to net income (loss) (4):
Net annuity product features, pre-tax						4,133
Net life insurance product features, pre-tax						26
Credit loss-related adjustments, pre-tax						(130)
Investment gains (losses), pre-tax						20
Changes in the fair value of
reinsurance-related embedded
derivatives, trading securities and
certain mortgage loans, pre-tax						(52)
Impairment of intangibles (5)						(634)
Other items, pre-tax (6) (7)						(109)
Income tax benefit (expense) related to
the above pre-tax items						(814)
Total net income (loss)						$1,358

(1)    See table below for reconciliation of total operating revenues to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss).
(2)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Inter-segment expenses are included within the amounts shown.
(3)    Other operating expenses include: Annuities: Broker-dealer expenses; DAC and VOBA capitalization and amortization; taxes, licenses and fees and expenses associated with reserve financing and LOCs. Life Insurance: DAC and VOBA capitalization and amortization; taxes, licenses and fees; expenses associated with reserve financing and LOCs and other intangible amortization. Group Protection: Taxes, licenses and fees; DAC capitalization and amortization; other intangible amortization and expenses associated with LOCs. Retirement Plan Services: DAC capitalization and amortization and taxes, licenses and fees. Other Operations: Reimbursements to Other Operations from the Life Insurance segment for the use of proceeds from certain issuances of senior notes that were used as long-term structured solutions, net of expenses incurred by Other Operations for its access to a financing facility and issuance of LOCs.
(4)    The prior period presentation was recast to conform to the revised definition of income (loss) from operations.
(5)    See Note 8 for more information.
(6)    Includes certain legal accruals of $(147) million.
(7)    Includes deferred compensation mark-to-market adjustment of $38 million.

The tables below reconcile our total operating revenues to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Year Ended December 31, 2024
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating revenues	$4,896	$6,248	$5,717	$1,321	$160	$18,342
Revenue adjustments from annuity and life
insurance product features	(130)	(252)	–	–	–	(382)
Credit loss-related adjustments	(71)	(10)	(4)	(32)	(35)	(152)
Investment gains (losses)	13	(252)	(2)	(11)	(231)	(483)
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	(6)	554	–	–	(13)	535
Gains (losses) on other non-financial assets -
sale of subsidiaries/businesses	–	–	–	–	582	582
Total revenues	$4,702	$6,288	$5,711	$1,278	$463	$18,442

	For the Year Ended December 31, 2023
	Annuities (1)	Life Insurance	Group Protection	Retirement Plan Services	Other Operations (1)	Total
Operating revenues	$3,002	$6,907	$5,563	$1,310	$(755)	$16,027
Revenue adjustments from annuity and life
insurance product features	(2,131)	(410)	–	–	–	(2,541)
Credit loss-related adjustments	(14)	(54)	(4)	(1)	(7)	(80)
Investment gains (losses)	(95)	(733)	(6)	(35)	(90)	(959)
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	(30)	(781)	–	–	9	(802)
Total revenues (1)	$732	$4,929	$5,553	$1,274	$(843)	$11,645

(1)    Includes ceded insurance premiums primarily related to the fourth quarter 2023 reinsurance transaction. For more information, see Note 7.

	For the Year Ended December 31, 2022
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating revenues	$4,482	$6,747	$5,304	$1,274	$156	$17,963
Revenue adjustments from annuity and life
insurance product features	974	35	–	–	–	1,009
Credit loss-related adjustments	(10)	(124)	3	(3)	4	(130)
Investment gains (losses)	(21)	88	(3)	(13)	(31)	20
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	84	(1)	–	–	(135)	(52)
Total revenues	$5,509	$6,745	$5,304	$1,258	$(6)	$18,810

Other business segment and Other Operations information (in millions) was as follows:

	For the Years Ended December 31,
	2024	2023	2022
Net Investment Income
Annuities	$1,636	$1,668	$1,463
Life Insurance	2,434	2,712	2,587
Group Protection	348	339	334
Retirement Plan Services	997	1,012	976
Other Operations	110	148	155
Total net investment income	$5,525	$5,879	$5,515

20. Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Fixed maturity AFS securities: (1)
Gross gains	$13	$630	$38
Gross losses	(257)	(408)	(53)
Credit loss benefit (expense) (2)	(42)	(22)	(15)
Intent to sell impairments	–	(1,091)	–
Realized gain (loss) on equity securities (3)	18	(6)	15
Credit loss benefit (expense) on mortgage loans on
real estate (2)	(88)	(16)	(3)
Credit loss benefit (expense) on reinsurance-related assets (4)	(20)	(41)	(112)
Realized gain (loss) on the mark-to-market on certain
instruments (5)(6)	102	(1,298)	37
Indexed product derivative results (7)	458	(232)	74
Derivative results (8)	(438)	(1,830)	901
Realized gain (loss) on sale of subsidiaries/businesses (9)	582	–	–
Other realized gain (loss)	(59)	3	(42)
Total realized gain (loss)	$269	$(4,311)	$840

(1) Includes impairments of certain fixed maturity AFS securities in an unrealized loss position, resulting from the Company’s intent to sell these securities as part of the fourth quarter 2023 reinsurance transaction. Pursuant to the applicable accounting guidance, the Company impaired the securities in a loss position down to fair market value upon entry into the agreements in the second quarter of 2023 and recognized additional impairment on certain of these securities during the third quarter of 2023 due to higher interest rates. Interest rates declined during the fourth quarter of 2023, which resulted in recognition of a $335 million pre-tax net gain upon close of the transaction, included in gross gains and gross losses. See Notes 3 and 7 for additional information.
(2) Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.
(3) Includes mark-to-market adjustments on equity securities still held of $21 million, $3 million and $10 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(4) Includes the release of reinsurance recoverables and the corresponding allowance for credit losses related to a third-party reinsurer, Scottish Re, where liquidation proceedings commenced during the third quarter of 2023. As of September 30, 2023, reinsurance coverage terminated and all business ceded to Scottish Re was therefore recaptured.
(5) Represents changes in the fair values of derivatives we hold as part of VUL hedging, reinsurance-related embedded derivatives and trading securities. For the year ended December 31, 2023, we recognized a pre-tax loss of $789 million on a reinsurance-related embedded derivative due to the increase in the market value of the fixed maturity AFS securities included within the Fortitude Re funds withheld account. See Note 7 for additional information.
(6) Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $7 million, $(11) million and $(24) million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
(9) For information on the sale of the wealth management business, see Note 1.

21. Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Commissions	$2,141	$2,075	$2,189
General and administrative expenses	2,738	2,543	2,407
DAC and VOBA deferrals, net of amortization	(138)	(174)	(352)
Broker-dealer expenses	219	526	536
Taxes, licenses and fees	369	330	339
Expenses associated with reserve financing and LOCs	125	114	108
Specifically identifiable intangible asset and
other amortization	96	44	65
Transaction and integration costs related to
mergers, acquisitions and divestitures	40	34	–
Total	$5,590	$5,492	$5,292

22. Federal Income Taxes

The federal income tax expense (benefit) on continuing operations (in millions) was as follows:

	For the Years Ended December 31,
	2024	2023	2022
Current	$6	$(3)	$3
Deferred	741	(393)	364
Federal income tax expense (benefit)	$747	$(396)	$367

A reconciliation of the effective tax rate differences (in millions) was as follows:

	For the Years Ended December 31,
	2024	2023	2022
Income (loss) before taxes	$4,022	$(1,148)	$1,725
Federal statutory rate	21%	21%	21%
Federal income tax expense (benefit) at federal statutory rate	845	(241)	362
Effect of:
Tax-preferred investment income (1)	(32)	(126)	(90)
Tax credits	(39)	(40)	(42)
Excess tax expense (benefit) from stock-based
compensation	3	4	(1)
Goodwill impairment	–	–	133
Release of uncertain tax positions	(41)	–	–
Other items	11	7	5
Federal income tax expense (benefit)	$747	$(396)	$367
Effective tax rate	19%	34%	21%

(1) Relates primarily to separate account dividends eligible for the dividends-received deduction.

The federal income tax asset (liability) (in millions) was as follows:

	As of December 31,
	2024	2023
Current	$107	$112
Deferred	604	929
Total federal income tax asset (liability)	$711	$1,041

Significant components of our deferred tax assets and liabilities (in millions) were as follows:

	As of December 31,
	2024	2023
Deferred Tax Assets
Insurance liabilities and reinsurance-related balances	$1,856	$1,900
Net unrealized loss on fixed maturity AFS securities	2,164	1,826
Reinsurance-related embedded derivative liabilities	6	116
Compensation and benefit plans	206	184
Intangibles	17	18
Net unrealized loss on trading securities	30	33
Tax credits	169	131
Net operating losses	478	87
Capital losses	56	93
Total deferred tax assets	$4,982	$4,388
Deferred Tax Liabilities
DAC and VOBA	$1,638	$1,744
Investment activity	1,486	617
Deferred loss on reinsurance	474	465
MRB-related activity	743	429
Other	37	204
Total deferred tax liabilities	$4,378	$3,459
Net deferred tax asset (liability)	$604	$929

As of December 31, 2024, we have $169 million of federal income tax credits that can be carried forward to 2030 through 2034. As of December 31, 2024, we have $2.3 billion of net operating losses to carry forward to future years. As of December 31, 2024, we have $267 million of capital losses to carry forward to future years. The net operating losses arose in tax years 2018, 2021 and 2024 and, under the Tax Cuts and Jobs Act changes, have an unlimited carryforward period. The capital losses arose in tax year 2023 and can be carried back three years and forward five years. As a result, management believes that it is more likely than not that the deferred tax asset associated with the loss carryforwards will be realized. Inclusive of the tax attribute for the net operating losses, although realization is not assured, management believes that it is more likely than not that we will realize the benefits of all our deferred tax assets, and, accordingly, no valuation allowance has been recorded.

We are subject to examination by U.S. federal, state, local and non-U.S. income authorities. With few exceptions for limited scope review, we are no longer subject to U.S. federal examinations for years before 2020. In the first quarter of 2021, the Internal Revenue Service commenced an examination of our 2014, 2015, 2016 and 2017 refund claims. We are currently under examination by several state and local taxing jurisdictions; however, we do not expect these examinations will materially impact us.

A reconciliation of the gross unrecognized federal tax benefits (in millions) was as follows:

	For the Years Ended December 31,
	2024	2023
Balance as of beginning-of-year	$87	$68
Decreases for prior year tax positions	(48)	(6)
Increases for prior year tax positions	–	25
Balance as of end-of-year	$39	$87

As of December 31, 2024 and 2023, $33 million and $75 million, respectively, of our gross unrecognized federal tax benefits presented above, if recognized, would have affected our federal income tax expense (benefit) and our effective tax rate. We anticipate that it is reasonably possible that unrecognized tax benefits will decrease by $2 million by the end of 2025.

We recognize interest and penalties accrued, if any, related to unrecognized tax benefits as a component of tax expense. For the years ended December 31, 2024, 2023 and 2022, we recognized no interest and penalty expense (benefit), and there was no accrued interest and penalty expense related to the unrecognized tax benefits as of December 31, 2024 and 2023.

In August 2022, the Inflation Reduction Act of 2022 was passed by the U.S. Congress and signed into law by President Biden. The Inflation Reduction Act of 2022 established a new 15% corporate alternative minimum tax for corporations whose average adjusted net income for any consecutive three-year period beginning after December 31, 2022, exceeds $1.0 billion. The Inflation Reduction Act of 2022 also established a 1% excise tax on stock repurchases made by publicly traded corporations. Both provisions became effective for tax years beginning after December 31, 2022. We determined that we were not within the scope of the corporate alternative minimum tax for 2024.

23. Statutory Information and Restrictions

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

Statutory capital and surplus, net gain (loss) from operations, after-tax, net income (loss) and dividends paid to the LNC holding company (in millions) below consist of all or a combination of the following entities: LNL, LLANY, FPP, Lincoln Reinsurance Company of South Carolina, Lincoln Reinsurance Company of Vermont I, Lincoln Reinsurance Company of Vermont III, Lincoln Reinsurance Company of Vermont IV, Lincoln Reinsurance Company of Vermont V, Lincoln Reinsurance Company of Vermont VI and Lincoln Reinsurance Company of Vermont VII.

	As of December 31,
	2024	2023
U.S. capital and surplus	$7,407	$8,129

	For the Years Ended December 31,
	2024	2023	2022
U.S. net gain (loss) from operations, after-tax	$(3,177)	$(2,484)	$1,730
U.S. net income (loss)	(2,268)	(2,916)	1,991
U.S. cash dividends to LNC holding company	491	510	667

During 2024, LNL made a $929 million extraordinary dividend in the form of investments to LNC for the purpose of the initial capitalization of Lincoln Pinehurst Reinsurance Company (Bermuda) Limited (“LPINE”).

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

The Vermont reinsurance subsidiaries also have certain accounting practices permitted by the state of Vermont that differ from those found in NAIC SAP. One permitted practice involves accounting for the lesser of the face amount of all amounts outstanding under an LOC and the value of the Valuation of Life Insurance Policies Model Regulation (“XXX”) additional statutory reserves as an admitted asset and a form of surplus as of December 31, 2024 and 2023. Another permitted practice involves the acquisition of an LLC note in exchange for a variable value surplus note that is recognized as an admitted asset and a form of surplus as of December 31, 2024 and 2023. Lastly, the state of Vermont has permitted a practice to account for certain excess of loss reinsurance agreements with unaffiliated reinsurers as an asset and form of surplus as of December 31, 2024 and 2023. These permitted practices are related to structures that continue to be allowed in accordance with the grandfathered structures under the provisions of Actuarial Guideline 48 (“AG48”) or are compliant under AG48 requirements.

The favorable (unfavorable) effects on statutory surplus compared to NAIC statutory surplus from the use of these prescribed and permitted practices (in millions) were as follows:

	As of December 31,
	2024	2023
State Prescribed Practices
Calculation of reserves using the Indiana universal life method	$(3)	$(1)
Conservative valuation rate on certain annuities	1	(1)
Calculation of reserves using continuous CARVM	1	(1)
Conservative Reg 213 reserves on variable annuity and individual life contracts	20	(31)
State Permitted Practice
Derivative instruments and equity indexed reserves	(232)	(170)
Assets in group fixed annuity contracts held at general account balances	304	332
Vermont Subsidiaries Permitted Practices
Lesser of LOC and XXX additional reserve as surplus	1,722	1,776
LLC notes and variable value surplus notes	1,320	1,444
Excess of loss reinsurance agreements	541	563

The NAIC has adopted risk-based capital (“RBC”) requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile. Under RBC requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the NAIC, to its company action level of RBC (known as the “RBC ratio”), also as defined by the NAIC. The company action level may be triggered if the RBC ratio is between 75% and 100%, which would require the insurer to submit a plan to the regulator detailing corrective action it proposes to undertake. As of December 31, 2024, the consolidated RBC ratio for LNC’s statutory insurance companies was in excess of four times the aforementioned company action level RBC.

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to LNC without prior approval of the Indiana Insurance Commissioner (the “Commissioner”), only from unassigned surplus and must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding 12 consecutive months, would exceed the statutory limitation. The current statutory limitation is the greater of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the previous 12 months, but in no event to exceed statutory unassigned surplus. Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits. LNL’s subsidiary LLANY, a New York-domiciled insurance company, is bound by similar restrictions under the laws of New York. Under New York law, the applicable statutory limitation on dividends is equal to the lesser of 10% of surplus to contract holders as of the immediately preceding calendar year or net gain from operations for the immediately preceding calendar year, not including realized capital gains. We expect our direct domestic insurance subsidiaries could pay dividends to LNC of approximately $730 million in 2025 without prior approval from the respective Commissioners of Insurance.

All payments of principal and interest on surplus notes between LNC and our insurance subsidiaries must be approved by the respective Commissioners of Insurance.

Foreign Reinsurance Subsidiaries

Our foreign reinsurance subsidiaries are subject to accounting practices as determined by regulatory authorities in the applicable jurisdiction. Our Bermuda-based reinsurance subsidiary, LPINE, files statutory financial statements with the Bermuda Monetary Authority in accordance with prescribed or permitted practices that may differ from U.S. GAAP. For example, Bermuda statutory surplus differs from U.S. GAAP due primarily to a modification that permits LPINE to not measure the reinsurance-related embedded derivative associated with funds withheld at fair value.

Our Barbados-based reinsurance subsidiary, Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”), files statutory financial statements with the Barbados Financial Services Commission in accordance with prescribed or permitted practices that may differ from U.S. GAAP. For example, Barbados statutory surplus differs from U.S. GAAP due primarily to modifications that permit LNBAR to reflect certain contributed capital as assets and equity, and to account for assets and liabilities associated with a variable annuity modified coinsurance agreement between LNBAR and LNL on a U.S. statutory basis of accounting.

Similar to our domestic insurance subsidiaries, our foreign reinsurance subsidiaries’ ability to pay dividends to us is also subject to regulatory requirements imposed by the jurisdictions in which they are domiciled. These requirements include, for example, prior notification of intent to pay a dividend, satisfying certain earnings, reserve or solvency thresholds in order to pay a dividend and obtaining regulatory approval for payment of any dividend in excess of stated limits.

24. Supplemental Disclosures of Cash Flow Data

The following summarizes our supplemental cash flow data (in millions):

	For the Years Ended December 31,
	2024	2023	2022
Net cash paid (received) for:
Interest	$372	$344	$269
Income taxes	–	–	(54)
Non-cash transactions:
Net reduction of fixed maturity AFS securities, other investments and
accrued investment income in connection with a reinsurance transaction	–	(14,848)	–
Establishment of funds withheld liability in connection with
a reinsurance transaction	–	(9,459)	–

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting is included on page 106 of “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference.

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

(c) Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2024, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item relating to our executive officers is incorporated by reference to “Part I – Information About our Executive Officers” of this Form 10-K. Information required by this item relating to our directors and corporate governance matters is incorporated by reference to the sections captioned “Governance of the Company – Our Corporate Governance Guidelines,” “Governance of the Company – Director Nomination Process,” “Governance of the Company – Board Committees – Current Committee Membership and Meetings Held During 2024,” “Governance of the Company – Board Committees – Audit Committee,” “Agenda Item 1 – Election of Directors,” “Compensation Discussion & Analysis – Our Executive Compensation Program Pay for Performance Philosophy – Alignment with Shareholders – Insider Trading Policies and Procedures” and “General Information – Shareholder Proposals for the 2026 Annual Meeting” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 22, 2025.

Item 11. Executive Compensation

Information required by this item is incorporated by reference to the sections captioned “Compensation of Outside Directors,” “Compensation Discussion & Analysis,” “Executive Compensation Tables” and “Compensation Committee Interlocks and Insider Participation” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 22, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference to the sections captioned “Security Ownership” and “Equity Compensation Plan Information” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 22, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the sections captioned “Related-Party Transactions” and “Governance of the Company – Director Independence” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 22, 2025.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated by reference to the sections captioned “Agenda Item 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 22, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The following Consolidated Financial Statements of Lincoln National Corporation are included in Part II – Item 8:

Management’s Annual Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2024 and 2023

Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Cash Flows – Years ended December 31, 2024, 2023 and 2022

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

3.4	Amended and Restated Bylaws of LNC (effective January 31, 2025) are incorporated by reference to Exhibit 3.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 4, 2025.

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

4.15	Form of 7.00% Capital Securities due 2066 of LNC is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 17, 2006.

4.16	Form of 6.15% Senior Notes due April 6, 2036, is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.

4.17	Form of 6.05% Capital Securities due 2067 is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 13, 2007.

4.18	Form of 6.30% Senior Notes due 2037 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on October 9, 2007.

4.19	Form of 7.00% Senior Notes due 2040 is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 18, 2010.

4.20	Form of 3.350% Senior Notes due 2025 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 10, 2015.

4.21	Form of 3.625% Senior Notes due 2026 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on December 12, 2016.

4.22	Form of 3.800% Senior Notes due 2028 is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 12, 2018.

4.23	Form of 4.350% Senior Notes due 2048 is incorporated by reference to Exhibit 4.3 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 12, 2018.

4.24	Form of 3.050% Senior Notes due 2030 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 19, 2019.

4.25	Form of 3.400% Senior Notes due 2031, incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 15, 2020.

4.26	Form of 4.375% Senior Notes due 2050 is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 15, 2020.

4.27	Form of Floating Rate Subordinated Note due 2066 is incorporated by reference to Exhibit 4.6 to the Company’s Form 8-K (File No. 1-6028) filed with the SEC on August 12, 2021.

4.28	Form of Floating Rate Subordinated Note due 2067 is incorporated by reference to Exhibit 4.7 to the Company’s Form 8-K (File No. 1-6028) filed with the SEC on August 12, 2021.

4.29	Form of 3.400% Senior Notes due 2032 is incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 1-6028) filed with the SEC on March 1, 2022.

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

4.32	Form of 9.250% Fixed Rate Reset Non-Cumulative Preferred Stock, Series C Stock Certificate (included as Exhibit A to Exhibit 3.2 above).

4.33	Form of 9.000% Non-Cumulative Preferred Stock, Series D Stock Certificate (included as Exhibit A to Exhibit 3.3 above).

4.34	Form of Depositary Receipt with respect to the 9.250% Fixed Rate Reset Non-Cumulative Preferred Stock, Series C (included as Exhibit A to Exhibit 4.32 above).

4.35	Form of Depositary Receipt with respect to the 9.000% Non-Cumulative Preferred Stock, Series D (included as Exhibit A to Exhibit 4.33 above).

4.36	Form of 5.852% Senior Notes due 2034 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 14, 2024.

4.37	Description of Securities Registered Pursuant to Section 12 of the Exchange Act is incorporated by reference to Exhibit 4.38 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2022.

10.1	LNC 2014 Incentive Compensation Plan (effective May 22, 2014) is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 28, 2014.*

10.2
LNC 2009 Amended and Restated Incentive Compensation Plan (as amended and restated on May 14, 2009) is incorporated by reference to Exhibit 4 to LNC’s Proxy Statement (File No. 1-6028) filed with the SEC on April 9, 2009.*

10.3	Non-Employee Director Fees (effective January 1, 2024) are incorporated by reference to Exhibit 10.4 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2023.*

10.4	Amended and Restated LNC Supplemental Retirement Plan is incorporated by reference to Exhibit 10.10 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2007.*

10.5
The Severance Plan for Officers of LNC (Amended and Restated effective as of August 22, 2024) is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 26, 2024.*

10.6	LNC Executive Officer Cash Severance policy is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 21, 2023.*

10.7	The LNC Outside Directors’ Value Sharing Plan, last amended March 8, 2001, is incorporated by reference to Exhibit 10(e) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10.8
LNC Deferred Compensation Plan for Non-Employee Directors, as amended and restated November 5, 2008, is incorporated by reference to Exhibit 10.23 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2008.*

10.9
LNC Deferred Compensation and Supplemental/Excess Retirement Plan, as amended and restated effective January 1, 2020, is incorporated by reference to Exhibit 10.10 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2019.*

10.10
Amendment No. 1 to the LNC Deferred Compensation and Supplemental/Excess Retirement Plan is incorporated by reference to Exhibit 10.11 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2020.*

10.11
Amendment No. 2 to the LNC Deferred Compensation and Supplemental/Excess Retirement Plan, effective December 19, 2022, is incorporated by reference to Exhibit 10.10 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2022.*

10.12
Amendment No. 3 to the LNC Deferred Compensation and Supplemental/Excess Retirement Plan, effective January 1, 2024, is incorporated by reference to Exhibit 10.12 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2023.*

10.13
Omnibus Plan Amendment including Amendment No. 4 to the LNC Deferred Compensation and Supplemental/Excess Retirement Plan and Amendment No. 1 to the LNC Deferred Compensation Plan for Non-Employee Directors is incorporated by reference to Exhibit 10.2 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2024.*

10.14
Amendment No. 5 to the LNC Deferred Compensation and Supplemental/Excess Retirement Plan, effective August 22, 2024, is incorporated by reference to Exhibit 10.3 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2024.*

10.15	LNC 1993 Stock Plan for Non-Employee Directors, as last amended May 10, 2001, is incorporated by reference to Exhibit 10(g), to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10.16
Amendment No. 2 to the LNC 1993 Stock Plan for Non-Employee Directors (effective February 1, 2006) is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 13, 2006.*

10.17	LNC Executives’ Severance Benefit Plan (effective August 7, 2008) is incorporated by reference to Exhibit 10.3 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2008.*

10.18
Amendment No. 1 to the LNC Executives’ Severance Benefit Plan (effective November 9, 2011) is incorporated by reference to Exhibit 10.22 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2011.*

10.19
Amendment No. 2 to the LNC Executives’ Severance Benefit Plan (effective May 12, 2023) is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 12, 2023.*

10.20	LNC Excess Retirement Plan, amendment and restatement effective December 31, 2024, is filed herewith.*

10.21	Form of Indemnification between LNC and each director is incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2009.*

10.22	Form of Option Award Agreement under the LNC 2014 Incentive Compensation Plan is incorporated by reference to Exhibit 10.2 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2015.*

10.23
Form of Option Award Agreement for Senior Management Committee (“SMC”) (Other than Chief Executive Officer (“CEO”)) is incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2017.*

10.24	Form of Option Award Agreement for SMC is incorporated by reference to Exhibit 10.4 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2020.*

10.25
Form of Long-Term Incentive Award Program Performance Cycle (“PSA”) Agreement for SMC (other than CEO) is incorporated by reference to Exhibit 10.5 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2020.*

10.26	Form of Restricted Stock Unit (“RSU”) Award Agreement for SMC (other than CEO) is incorporated by reference to Exhibit 10.6 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2020.*

10.27
Form of Option Award Agreement for Successor CEO and Chief Financial Officer (“CFO”) (effective February 2022) is incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2022.*

10.28	Form of PSA Agreement for Successor CEO and CFO (effective February 2022) is incorporated by reference to Exhibit 10.2 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2022.*

10.29	Form of RSU Award Agreement for Successor CEO and CFO (effective February 2022) is incorporated by reference to Exhibit 10.3 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2022.*

10.30
Form of Option Award Agreement for SMC (other than CEO) (effective February 2022) is incorporated by reference to Exhibit 10.6 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2022.*

10.31	Form of PSA Agreement for SMC (other than CEO) (effective February 2022) is incorporated by reference to Exhibit 10.7 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2022.*

10.32	Form of PSA Agreement for Section 16 Officers (effective February 2022) is incorporated by reference to Exhibit 10.8 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2022.*

10.33	Form of RSU Award Agreement for Section 16 Officers (effective February 2022) is incorporated by reference to Exhibit 10.9 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2022.*

10.34
Form of Option Award Agreement for SMC (other than CEO) (effective for officers joining SMC on or after May 26, 2022) is incorporated by reference to Exhibit 10.3 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2022.*

10.35
Form of PSA Agreement for SMC (other than CEO) (effective for officers joining SMC on or after May 26, 2022) is incorporated by reference to Exhibit 10.4 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2022.*

10.36
Form of RSU Award Agreement for SMC (other than CEO) (effective for officers joining SMC on or after May 26, 2022) is incorporated by reference to Exhibit 10.5 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2022.*

10.37	Form of Option Award Agreement for Kenneth S. Solon (December 2022) is incorporated by reference to Exhibit 10.46 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2022.*

10.38	Form of RSU Award Agreement for Kenneth S. Solon (December 2022) is incorporated by reference to Exhibit 10.47 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2022.*

10.39	Form of Option Award Agreement for CEO (effective February 2023) is incorporated by reference to Exhibit 10.3 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2023.*

10.40	Form of PSA Agreement for CEO (effective February 2023) is incorporated by reference to Exhibit 10.4 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2023.*

10.41	Form of RSU Award Agreement for CEO (effective February 2023) is incorporated by reference to Exhibit 10.5 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2023.*

10.42
Form of Option Award Agreement for Chief Information Officer, Kenneth S. Solon (“CIO”) (effective February 2023) is incorporated by reference to Exhibit 10.6 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2023.*

10.43	Form of PSA Agreement for CIO (effective February 2023) is incorporated by reference to Exhibit 10.7 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2023.*

10.44	Form of RSU Award Agreement for CIO (effective February 2023) is incorporated by reference to Exhibit 10.8 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2023.*

10.45
Form of Option Award Agreement for SMC (executives other than CEO and CIO who joined SMC prior to 2022) (effective February 2023) is incorporated by reference to Exhibit 10.9 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2023.*

10.46
Form of PSA Agreement for SMC (executives other than CEO and CIO who joined SMC prior to 2022) (effective February 2023) is incorporated by reference to Exhibit 10.10 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2023.*

10.47
Form of RSU Award Agreement for SMC (executives other than CEO and CIO who joined SMC prior to 2022) (effective February 2023) is incorporated by reference to Exhibit 10.11 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2023.*

10.48
Form of Option Award Agreement for SMC (executives who joined SMC in or after 2022) (effective February 2023) is incorporated by reference to Exhibit 10.12 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2023.*

10.49
Form of PSA Agreement for SMC (executives who joined SMC in or after 2022) (effective February 2023) is incorporated by reference to Exhibit 10.13 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2023.*

10.50
Form of RSU Award Agreement for SMC (executives who joined SMC in or after 2022) (effective February 2023) is incorporated by reference to Exhibit 10.14 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2023.*

10.51
Amendment No. 1 to Option Award Agreements listed above (effective November 8, 2023 to Option awards outstanding under the LNC 2014 Incentive Compensation Plan and LNC 2020 Incentive Compensation Plan as of such date) is incorporated by reference to Exhibit 10.58 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2023.*

10.52
Amendment No. 1 to PSA Agreements listed above (effective November 8, 2023 to PSAs outstanding under the LNC 2014 Incentive Compensation Plan and LNC 2020 Incentive Compensation Plan as of such date) is incorporated by reference to Exhibit 10.59 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2023.*

10.53
Amendment No. 1 to RSU Award Agreements listed above (effective November 8, 2023 to RSU awards outstanding under the LNC 2014 Incentive Compensation Plan and LNC 2020 Incentive Compensation Plan as of such date) is incorporated by reference to Exhibit 10.60 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2023.*

10.54	Form of PSA Agreement for CEO (effective February 2024) is incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2024.*

10.55	Form of RSU Agreement for CEO (effective February 2024) is incorporated by reference to Exhibit 10.2 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2024.*

10.56	Form of PSA Agreement for SMC (other than CEO) (effective February 2024) is incorporated by reference to Exhibit 10.3 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2024.*

10.57	Form of RSU Agreement for SMC (other than CEO) (effective February 2024) is incorporated by reference to Exhibit 10.4 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2024.*

10.58	Form of PSA Agreement for SMC (other than CEO) (effective May 2024) is incorporated by reference to Exhibit 10.2 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2024.*

10.59	Form of RSU Agreement for SMC (other than CEO) (effective May 2024) is incorporated by reference to Exhibit 10.3 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2024.*

10.60
Separation Agreement and General Release, dated February 10, 2023, between LNC and Randal J. Freitag is incorporated by reference to Exhibit 10.2 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2023.*^

10.61	Separation Agreement and General Release, dated July 2, 2024, between LNC and Matthew Grove is incorporated by reference to Exhibit 10.4 to LNC’s Form 10-Q for the quarter ended June 30, 2024.*^

10.62
Lincoln National Corporation 2020 Incentive Compensation Plan is incorporated by reference to Exhibit 4.3 to LNC’s Registration Statement on Form S-8 (File No. 333-239117) filed with the SEC on June 12, 2020.*

10.63
Amendment No. 1 to the Lincoln National Corporation 2020 Incentive Compensation Plan (effective May 27, 2022) is incorporated by reference to Exhibit 4.4 to LNC’s Registration Statement on Form S-8 (File No. 333-265314) filed with the SEC on May 31, 2022.*

10.64
Amendment No. 2 to the Lincoln National Corporation 2020 Incentive Compensation Plan (effective May 25, 2023) is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 26, 2023.*

10.65
Amendment No. 3 to the Lincoln National Corporation 2020 Incentive Compensation Plan (effective May 23, 2024) is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 24, 2024.*

10.66
LNC Domestic Relocation Policy Home Sale Assistance Plan, effective as of September 6, 2007, is incorporated by reference to Exhibit 10.35 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2009.*

10.67
Stock and Asset Purchase Agreement by and among LNC, The Lincoln National Life Insurance Company, Lincoln National Reinsurance Company (Barbados) Limited and Swiss Re Life & Health America Inc. dated July 27, 2001, is incorporated by reference to Exhibit 99.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 1, 2001. Omitted schedules and exhibits listed in the Agreement will be furnished to the SEC upon request.

10.68
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

10.70
Second Amended and Restated Credit Agreement, dated as of December 21, 2023, among LNC, as an Account Party and Guarantor, the Subsidiary Account Parties, as additional Account Parties, Bank of America, N.A. as administrative agent, and the other lenders named therein, is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on December 21, 2023.

19.1	LNC Insider Trading and Confidentiality Policy is filed herewith.

21	Subsidiaries List.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	LNC Compensation Recovery Policy is incorporated by reference to Exhibit 10.60 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2023.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

LINCOLN NATIONAL CORPORATION

Dated: February 21, 2025	By:	/s/ Christopher Neczypor
Christopher Neczypor
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2025.

Signature	Title

/s/ Ellen G. Cooper	President, Chief Executive Officer and Director
Ellen G. Cooper	(Principal Executive Officer)

/s/ Christopher Neczypor	Executive Vice President and Chief Financial Officer
Christopher Neczypor	(Principal Financial Officer)

/s/ Adam Cohen	Senior Vice President, Chief Accounting Officer and Treasurer
Adam Cohen	(Principal Accounting Officer)

/s/ Deirdre P. Connelly	Director
Deirdre P. Connelly

/s/ William H. Cunningham	Director
William H. Cunningham

/s/ Reginald E. Davis	Director
Reginald E. Davis

/s/ Eric G. Johnson	Director
Eric G. Johnson

/s/ Gary C. Kelly	Director
Gary C. Kelly

/s/ M. Leanne Lachman	Director
M. Leanne Lachman

/s/ Dale LeFebvre	Director
Dale LeFebvre

/s/ Owen Ryan	Director
Owen Ryan

/s/ Lynn M. Utter	Director
Lynn M. Utter

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included in the consolidated financial statements, and therefore omitted. See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Critical Accounting Estimates” on page 44 for more detail on items contained within these schedules.

LINCOLN NATIONAL CORPORATION
SCHEDULE I – CONSOLIDATED SUMMARY OF INVESTMENTS – OTHER THAN
INVESTMENTS IN RELATED PARTIES
(in millions)

Column A	Column B	Column C	Column D
	As of December 31, 2024
	Cost or	Fair	Carrying
Type of Investment	Amortized Cost	Value	Value
Fixed Maturity Available-For-Sale Securities (1)
Bonds:
U.S. government bonds	$429	$391	$391
Foreign government bonds	282	237	237
State and municipal bonds	2,798	2,371	2,371
Public utilities	12,495	10,820	10,820
All other corporate bonds	63,061	55,630	55,630
Mortgage-backed and asset-backed securities	18,109	17,408	17,408
Hybrid and redeemable preferred securities	241	254	254
Total fixed maturity available-for-sale securities	97,415	87,111	87,111

Equity Securities
Common stocks:
Banks, trusts and insurance companies	28	30	30
Industrial, miscellaneous and all other	33	27	27
Non-redeemable preferred securities	249	237	237
Total equity securities	310	294	294

Trading Securities	2,168	2,025	2,025
Mortgage loans on real estate (2)	21,266	19,647	21,083
Policy loans	2,476	N/A	2,476
Derivative investments (3)	2,181	9,677	9,677
Other investments	6,588	6,588	6,588
Total investments	$132,404		$129,254

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
(3) Derivative investment assets cost was offset by $182 million and fair value was offset by $185 million in derivative liabilities reflected in other liabilities on our Consolidated Balance Sheets.

LINCOLN NATIONAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(Parent Company Only) (in millions, except share data)

	As of December 31,
	2024	2023
ASSETS
Investments in subsidiaries (1)	$14,240	$12,205
Derivative investments	165	169
Other investments	49	34
Cash and invested cash	786	129
Loans to and accrued interest due from subsidiaries (1)	2,234	2,606
Other assets	122	144
Total assets	$17,596	$15,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Common stock dividends payable	$77	$76
Short-term debt	300	250
Long-term debt	7,356	6,949
Loans from and accrued interest due to subsidiaries (1)	1,072	572
Other liabilities	522	547
Total liabilities	9,327	8,394

Contingencies and Commitments

Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized:
Series C preferred stock – 20,000 shares authorized, issued and outstanding
as of December 31, 2024, and December 31, 2023	493	493
Series D preferred stock – 20,000 shares authorized, issued and outstanding
as of December 31, 2024, and December 31, 2023	493	493
Common stock – 800,000,000 shares authorized; 170,380,646 and 169,666,137 shares
issued and outstanding as of December 31, 2024, and December 31, 2023, respectively	4,674	4,605
Retained earnings	7,645	4,778
Accumulated other comprehensive income (loss)	(5,036)	(3,476)
Total stockholders’ equity	8,269	6,893
Total liabilities and stockholders’ equity	$17,596	$15,287

(1) Eliminated in consolidation

LINCOLN NATIONAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Parent Company Only) (in millions)

	For the Years Ended December 31,
	2024	2023	2022
Revenues
Interest from subsidiaries (1)	$276	$233	$159
Net investment income	24	25	3
Realized gain (loss)	101	–	–
Other revenues	2	–	–
Total revenues	403	258	162
Expenses
Operating and administrative expenses	100	78	52
Interest – subsidiaries (1)	268	175	38
Interest – other	297	289	266
Total expenses	665	542	356
Income (loss) before federal income taxes, equity in income (loss) of subsidiaries	(262)	(284)	(194)
Federal income tax expense (benefit)	(60)	(61)	(42)
Income (loss) before equity in income (loss) of subsidiaries	(202)	(223)	(152)
Equity in income (loss) of subsidiaries	3,477	(529)	1,510
Net income (loss)	3,275	(752)	1,358
Other comprehensive income (loss), net of tax:
Unrealized investment gain (loss)	(788)	3,715	(18,059)
Market risk benefit non-performance risk gain (loss)	(924)	(671)	(210)
Policyholder liability discount rate remeasurement gain (loss)	157	(160)	2,012
Foreign currency translation adjustment	(3)	8	(20)
Funded status of employee benefit plans	(2)	(16)	(59)
Total other comprehensive income (loss), net of tax	(1,560)	2,876	(16,336)
Comprehensive income (loss)	$1,715	$2,124	$(14,978)

(1) Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
STATEMENTS OF CASH FLOWS
(Parent Company Only) (in millions)

	For the Years Ended December 31,
	2024	2023	2022
Net Cash Provided by (Used in) Operating Activities (1)	$176	$398	$608
Cash Flows from Investing Activities
Capital contribution to subsidiaries (2)	(27)	(7)	(925)
Cash received from disposition	125	–	–
Net change in collateral on investments, derivatives and related settlements	132	69	583
Other	–	45	(5)
Net cash provided by (used in) investing activities	230	107	(347)
Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(100)	(500)	(300)
Issuance of long-term debt, net of issuance costs	346	–	296
Increase (decrease) in loans from subsidiaries, net (2)	28	(84)	(563)
(Increase) decrease in loans to subsidiaries, net (2)	379	(113)	708
Common stock issued for benefit plans	(5)	(7)	(16)
Issuance of preferred stock, net of issuance costs	–	–	986
Repurchase of common stock	–	–	(550)
Dividends paid to preferred stockholders	(91)	(82)	–
Dividends paid to common stockholders	(306)	(305)	(310)
Net cash provided by (used in) financing activities	251	(1,091)	251
Net increase (decrease) in cash, invested cash and restricted cash	657	(586)	512
Cash, invested cash and restricted cash as of beginning-of-year	129	715	203
Cash, invested cash and restricted cash as of end-of-year	$786	$129	$715

(1) Includes dividends from subsidiaries of $595 million, $685 million and $797 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(2) Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION
SCHEDULE III – CONDENSED SUPPLEMENTARY INSURANCE INFORMATION
(in millions)

Column A	Column B	Column C	Column D	Column E	Column F

	DAC	Future		Policyholder
	and	Contract	Unearned	Account	Insurance
Business Segments and Other Operations	VOBA	Benefits	Premiums (1)	Balances	Premiums

	As of or For the Year Ended December 31, 2024
Annuities	$4,258	$2,019	$–	$61,230	$127
Life Insurance	7,661	22,509	–	36,842	1,149
Group Protection	178	6,209	–	–	5,145
Retirement Plan Services	242	–	–	23,619	–
Other Operations	–	9,070	–	4,506	4
Total	$12,339	$39,807	$–	$126,197	$6,425

	As of or For the Year Ended December 31, 2023
Annuities	$4,187	$2,090	$–	$54,496	$(1,584)
Life Insurance	7,621	21,613	–	37,432	1,162
Group Protection	154	6,282	–	–	5,014
Retirement Plan Services	239	–	–	23,784	–
Other Operations	–	9,879	–	5,025	(920)
Total	$12,201	$39,864	$–	$120,737	$3,672

	As of or For the Year Ended December 31, 2022
Annuities	$4,207	$2,005	$–	$45,549	$165
Life Insurance	7,453	20,953	–	37,959	1,146
Group Protection	141	6,086	–	–	4,768
Retirement Plan Services	236	–	–	25,138	–
Other Operations	–	9,782	–	5,789	8
Total	$12,037	$38,826	$–	$114,435	$6,087

(1) Unearned premiums are included in Column C, future contract benefits.

LINCOLN NATIONAL CORPORATION
SCHEDULE III – CONDENSED SUPPLEMENTARY INSURANCE INFORMATION (Continued)
(in millions)

Column A	Column G	Column H	Column I	Column J	Column K
		Benefits	Amortization
	Net	and	of DAC	Other
	Investment	Interest	and	Operating	Premiums
Business Segments and Other Operations	Income	Credited	VOBA	Expenses	Written

	As of or For the Year Ended December 31, 2024
Annuities	$1,636	$1,711	$427	$1,411	$–
Life Insurance	2,434	4,886	503	763	–
Group Protection	348	4,045	111	1,370	–
Retirement Plan Services	997	675	18	441	–
Other Operations	110	44	–	882	–
Total	$5,525	$11,361	$1,059	$4,867	$–

	As of or For the Year Ended December 31, 2023
Annuities	$1,668	$(193)	$430	$1,618	$–
Life Insurance	2,712	5,717	492	755	–
Group Protection	339	4,025	100	1,347	–
Retirement Plan Services	1,012	664	18	427	–
Other Operations	148	(827)	–	636	–
Total	$5,879	$9,386	$1,040	$4,783	$–

	As of or For the Year Ended December 31, 2022
Annuities	$1,463	$1,204	$429	$1,587	$–
Life Insurance	2,587	5,381	478	715	–
Group Protection	334	4,039	97	1,219	–
Retirement Plan Services	976	629	18	379	–
Other Operations	155	103	–	653	–
Total	$5,515	$11,356	$1,022	$4,553	$–

LINCOLN NATIONAL CORPORATION
SCHEDULE IV – CONSOLIDATED REINSURANCE
(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded	Assumed		Percentage
		to	from		of Amount
	Gross	Other	Other	Net	Assumed
Description	Amount	Companies	Companies	Amount	to Net

	As of or For the Year Ended December 31, 2024
Individual life insurance in-force (1)	$2,068,962	$1,049,185	$5,742	$1,025,519	0.6%
Premiums:
Annuities and life insurance (2)	10,610	2,387	83	8,306	1.0%
Accident and health insurance	3,550	32	3	3,521	0.1%
Total premiums	$14,160	$2,419	$86	$11,827

	As of or For the Year Ended December 31, 2023
Individual life insurance in-force (1)	$2,094,011	$1,072,577	$6,024	$1,027,458	0.6%
Premiums:
Annuities and life insurance (2)	10,369	4,700	86	5,755	1.5%
Accident and health insurance	3,413	33	4	3,384	0.1%
Total premiums	$13,782	$4,733	$90	$9,139

	As of or For the Year Ended December 31, 2022
Individual life insurance in-force (1)	$2,028,279	$831,478	$6,512	$1,203,313	0.5%
Premiums:
Annuities and life insurance (2)	10,365	1,981	94	8,477	1.1%
Accident and health insurance	3,242	34	4	3,213	0.1%
Total premiums	$13,607	$2,015	$98	$11,690

(1) Includes Group Protection segment and Other Operations in-force amounts.
(2) Includes insurance fees on universal life and other interest-sensitive products.