Form 10-Q
period 2025-03-31
LINCOLN NATIONAL CORP
filed 2025-05-08
CIK 59558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
OR
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
Yes ☐   No  ☒

As of May 2, 2025, there were 170,733,897 shares of the registrant’s common stock outstanding.
—————————————————————————————————————————————————————

Lincoln National Corporation

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
LINCOLN NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of	As of
	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2025 - $97,795; 2024 - $97,415; allowance for credit losses: 2025 - $74; 2024 - $46)	$88,297	$87,111
Trading securities	1,984	2,025
Equity securities	345	294
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2025 - $232; 2024 - $232)	21,558	21,083
Policy loans	2,529	2,476
Derivative investments	7,849	9,677
Other investments	6,653	6,588
Total investments	129,215	129,254
Cash and invested cash	4,284	5,801
Deferred acquisition costs, value of business acquired and deferred sales inducements	12,563	12,537
Reinsurance recoverables, net of allowance for credit losses	28,580	28,750
Deposit assets, net of allowance for credit losses	31,048	30,776
Market risk benefit assets	4,157	4,860
Accrued investment income	1,134	1,108
Goodwill	1,144	1,144
Other assets	8,267	8,163
Separate account assets	162,506	168,438
Total assets	$382,898	$390,831
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Policyholder account balances	$125,262	$126,197
Future contract benefits	40,665	39,807
Funds withheld reinsurance liabilities	16,838	16,907
Market risk benefit liabilities	1,306	1,046
Deferred front-end loads	6,910	6,730
Payables for collateral on investments	8,282	10,020
Short-term debt	–	300
Long-term debt	5,868	5,856
Other liabilities	7,068	7,261
Separate account liabilities	162,506	168,438
Total liabilities	374,705	382,562
Contingencies and Commitments (See Note 13)
Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized:
Series C preferred stock – 20,000 shares authorized, issued and outstanding
as of March 31, 2025, and December 31, 2024	493	493
Series D preferred stock – 20,000 shares authorized, issued and outstanding
as of March 31, 2025, and December 31, 2024	493	493
Common stock – 800,000,000 shares authorized; 170,695,166 and 170,380,646 shares
issued and outstanding as of March 31, 2025, and December 31, 2024, respectively	4,703	4,674
Retained earnings	6,810	7,645
Accumulated other comprehensive income (loss)	(4,306)	(5,036)
Total stockholders’ equity	8,193	8,269
Total liabilities and stockholders’ equity	$382,898	$390,831
See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions, except per share data)

	For the Three Months Ended March 31,
	2025	2024
Revenues
Insurance premiums	$1,676	$1,601
Fee income	1,365	1,324
Net investment income	1,457	1,346
Realized gain (loss)	11	(434)
Other revenues	182	279
Total revenues	4,691	4,116
Expenses
Benefits	2,068	2,003
Interest credited	890	822
Market risk benefit (gain) loss	1,293	(1,907)
Policyholder liability remeasurement (gain) loss	(59)	(12)
Commissions and other expenses	1,368	1,601
Interest and debt expense	80	81
Total expenses	5,640	2,588
Income (loss) before taxes	(949)	1,528
Federal income tax expense (benefit)	(227)	306
Net income (loss)	(722)	1,222
Other comprehensive income (loss), net of tax:
Unrealized investment gain (loss)	523	(127)
Market risk benefit non-performance risk gain (loss)	318	(464)
Policyholder liability discount rate remeasurement gain (loss)	(111)	116
Foreign currency translation adjustment	5	(1)
Funded status of employee benefit plans	(5)	1
Total other comprehensive income (loss), net of tax	730	(475)
Comprehensive income (loss)	$8	$747

Net Income (Loss) Available to Common Stockholders
Net income (loss)	$(722)	$1,222
Preferred stock dividends declared	(34)	(34)
Net income (loss) available to common stockholders	$(756)	$1,188

Net Income (Loss) Per Common Share
Basic	$(4.41)	$6.98
Diluted	(4.41)	6.93

Cash Dividends Declared Per Common Share	$0.45	$0.45

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	For the Three Months Ended March 31,
	2025	2024
Preferred Stock
Balance as of beginning-of-year	$986	$986
Balance as of end-of-period	986	986

Common Stock
Balance as of beginning-of-year	4,674	4,605
Stock compensation/issued for benefit plans	29	19
Balance as of end-of-period	4,703	4,624

Retained Earnings
Balance as of beginning-of-year	7,645	4,778
Net income (loss)	(722)	1,222
Preferred stock dividends declared	(34)	(34)
Common stock dividends declared	(79)	(79)
Balance as of end-of-period	6,810	5,887

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	(5,036)	(3,476)
Other comprehensive income (loss), net of tax	730	(475)
Balance as of end-of-period	(4,306)	(3,951)
Total stockholders’ equity as of end-of-period	$8,193	$7,546

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$(722)	$1,222
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Realized (gain) loss	(11)	434
Market risk benefit (gain) loss	1,293	(1,907)
Sales and maturities (purchases) of trading securities, net	71	129
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads	156	190
Accrued investment income	(16)	(32)
Insurance liabilities and reinsurance-related balances	(216)	(1,035)
Accrued expenses	(227)	(41)
Federal income tax accruals	(227)	306
Other	(373)	(609)
Net cash provided by (used in) operating activities	(272)	(1,343)
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(3,722)	(2,360)
Sales of available-for-sale securities and equity securities	509	677
Maturities of available-for-sale securities	2,689	1,694
Purchases of alternative investments	(397)	(315)
Sales and repayments of alternative investments	213	16
Issuance of mortgage loans on real estate	(919)	(571)
Repayment and maturities of mortgage loans on real estate	502	267
Repayment (issuance) of policy loans, net	(54)	(1)
Net change in collateral on investments, certain derivatives and related settlements	(799)	2,232
Other	(68)	–
Net cash provided by (used in) investing activities	(2,046)	1,639
Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(300)	(47)
Issuance of long-term debt, net of issuance costs	–	347
Payment related to sale-leaseback transactions	(2)	(4)
Payment related to certain financing arrangements	(14)	(16)
Policyholder account balances:
Deposits	4,434	3,602
Withdrawals	(3,129)	(3,215)
Transfers from (to) separate accounts, net	(73)	(90)
Common stock issued for benefit plans	(4)	(5)
Dividends paid to preferred stockholders	(34)	(34)
Dividends paid to common stockholders	(77)	(77)
Net cash provided by (used in) financing activities	801	461
Net increase (decrease) in cash, invested cash and restricted cash	(1,517)	757
Cash, invested cash and restricted cash as of beginning-of-year	5,801	3,365
Cash, invested cash and restricted cash as of end-of-period	$4,284	$4,122

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Operations and Basis of Presentation

Nature of Operations

Lincoln National Corporation and its subsidiaries (“LNC” or the “Company,” which also may be referred to as “we,” “our” or “us”) operate multiple insurance businesses through four business segments: Annuities, Life Insurance, Group Protection and Retirement Plan Services. In addition, we include financial results for operations that are not directly related to our business segments in Other Operations. The collective group of businesses uses “Lincoln Financial” as its marketing identity. Through our business segments, we sell a wide range of wealth accumulation, wealth protection, group protection and retirement products and solutions. These products primarily include variable annuities, fixed annuities (including indexed), registered index-linked annuities (“RILA”), universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL and VUL, indexed universal life insurance (“IUL”), term life insurance, group life, disability and dental and employer-sponsored retirement plans and services. For more information on our segments and the products and solutions we provide, see Note 15.

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The information contained in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”), should be read in connection with the reading of these interim unaudited consolidated financial statements.

Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized in our 2024 Form 10-K.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Interim results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025. All material inter-company accounts and transactions have been eliminated in consolidation.

We present disaggregated disclosures in the Notes below for long-duration insurance balances, applying the level of aggregation by business segment as follows:

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
January 1, 2024 (Annual Filings) and January 1, 2025 (Quarterly Filings)
We adopted this ASU on the applicable effective dates, incorporating the required disclosures in Note 15 to the consolidated financial statements, along with retrospectively updating the applicable tabular disclosures.

Future Adoption of New Accounting Standards

The following table provides a description of future adoptions of new ASUs that may have an impact on the consolidated financial statements when adopted. ASUs not listed below were assessed and determined to be either not applicable or insignificant in presentation or amount.

Standard	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
This ASU establishes new income tax disclosure requirements, as well as adjusts certain existing requirements. It specifically requires expanded and disaggregated disclosures around the tax rate reconciliation.
		January 1, 2025 (Annual Filings)	We are evaluating the impact of this ASU to disclosures within the Federal Income Taxes Note to the consolidated financial statements.
ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40)	This ASU requires disclosure of specified information about certain costs and expenses, including employee compensation, depreciation and intangible asset amortization.	January 1, 2027	We are evaluating the impact of this ASU to the consolidated financial statements.

3. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of fixed maturity available-for-sale (“AFS”) securities (in millions) were as follows:

	As of March 31, 2025
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$75,363	$630	$9,085	$23	$66,885
U.S. government bonds	567	5	34	–	538
State and municipal bonds	2,744	21	415	–	2,350
Foreign government bonds	282	13	56	–	239
RMBS	2,104	29	186	6	1,941
CMBS	1,961	6	137	–	1,830
ABS	14,515	110	340	44	14,241
Hybrid and redeemable preferred securities	259	25	10	1	273
Total fixed maturity AFS securities	$97,795	$839	$10,263	$74	$88,297

	As of December 31, 2024
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$75,556	$563	$9,655	$14	$66,450
U.S. government bonds	429	3	41	–	391
State and municipal bonds	2,798	18	445	–	2,371
Foreign government bonds	282	11	56	–	237
RMBS	2,066	24	220	7	1,863
CMBS	1,817	4	156	–	1,665
ABS	14,226	99	421	24	13,880
Hybrid and redeemable preferred securities	241	25	11	1	254
Total fixed maturity AFS securities	$97,415	$747	$11,005	$46	$87,111

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of March 31, 2025, were as follows:

	Amortized Cost	Fair Value
Due in one year or less	$4,353	$4,332
Due after one year through five years	18,500	18,050
Due after five years through ten years	13,107	12,271
Due after ten years	43,255	35,632
Subtotal	79,215	70,285
Structured securities (RMBS, CMBS, ABS)	18,580	18,012
Total fixed maturity AFS securities	$97,795	$88,297

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of March 31, 2025
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$23,140	$3,798	$29,434	$5,287	$52,574	$9,085
U.S. government bonds	67	2	230	32	297	34
State and municipal bonds	940	214	766	201	1,706	415
Foreign government bonds	32	6	119	50	151	56
RMBS	660	58	786	128	1,446	186
CMBS	610	43	785	94	1,395	137
ABS	3,820	94	3,522	246	7,342	340
Hybrid and redeemable
preferred securities	24	2	92	8	116	10
Total fixed maturity AFS securities	$29,293	$4,217	$35,734	$6,046	$65,027	$10,263

Total number of fixed maturity AFS securities in an unrealized loss position						6,835

	As of December 31, 2024
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$24,657	$4,054	$29,786	$5,601	$54,443	$9,655
U.S. government bonds	86	3	224	38	310	41
State and municipal bonds	1,087	228	760	217	1,847	445
Foreign government bonds	32	5	118	51	150	56
RMBS	795	76	760	144	1,555	220
CMBS	579	50	777	106	1,356	156
ABS	2,907	118	3,827	303	6,734	421
Hybrid and redeemable
preferred securities	23	3	93	8	116	11
Total fixed maturity AFS securities	$30,166	$4,537	$36,345	$6,468	$66,511	$11,005

Total number of fixed maturity AFS securities in an unrealized loss position						6,985

(1) As of March 31, 2025, and December 31, 2024, we recognized $12 million and $23 million of gross unrealized losses, respectively, in other comprehensive income (loss) (“OCI”) for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of March 31, 2025
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$3,053	$900	522
Six months or greater, but less than nine months	1,600	518	324
Nine months or greater, but less than twelve months	369	187	208
Twelve months or greater	4,381	2,149	737
Total	$9,403	$3,754	1,791

	As of December 31, 2024
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$5,405	$1,621	799
Six months or greater, but less than nine months	371	198	216
Nine months or greater, but less than twelve months	71	28	37
Twelve months or greater	4,440	2,218	741
Total	$10,287	$4,065	1,793

(1) We may reflect a security in more than one aging category based on various purchase dates.

Our gross unrealized losses on fixed maturity AFS securities decreased by $742 million for the three months ended March 31, 2025. As discussed further below, we do not believe the unrealized loss position as of March 31, 2025, required an impairment recognized in earnings as: (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of March 31, 2025, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of March 31, 2025, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to rising interest rates and widening credit spreads since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of March 31, 2025, and December 31, 2024, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of March 31, 2025, and December 31, 2024, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $2.8 billion and $2.9 billion, respectively, and a fair value of $2.7 billion and $2.8 billion, respectively. Based upon the analysis discussed above, we believe that as of March 31, 2025, and December 31, 2024, we would have recovered the amortized cost of each corporate bond.

As of March 31, 2025, the unrealized losses associated with our mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”) were attributable primarily to rising interest rates and widening credit spreads since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of March 31, 2025, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

Credit Loss Impairment on Fixed Maturity AFS Securities

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require an allowance for credit losses. Changes in the allowance for credit losses on fixed maturity AFS securities (in millions), aggregated by investment category, were as follows:

	For the Three Months Ended March 31, 2025
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-year	$14	$7	$24	$1	$46
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	7	–	8	–	15
Additions (reductions) for securities for which
credit losses were previously recognized	2	(1)	12	–	13
Reductions for securities charged off	–	–	–	–	–
Balance as of end-of-period (2)	$23	$6	$44	$1	$74

	For the Three Months Ended March 31, 2024
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-year	$8	$6	$4	$1	$19
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	1	–	–	–	1
Additions (reductions) for securities for which
credit losses were previously recognized	2	–	–	–	2
Reductions for disposed securities	(1)	–	–	–	(1)
Reductions for securities charged off	–	–	–	–	–
Balance as of end-of-period (2)	$10	$6	$4	$1	$21

(1) Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.
(2) As of March 31, 2025 and 2024, accrued investment income on fixed maturity AFS securities totaled $911 million and $943 million, respectively, and was excluded from the estimate of credit losses.

Losses from debt instrument modifications were $5 million and zero for the three months ended March 31, 2025 and 2024, respectively.

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of March 31, 2025			As of December 31, 2024
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$17,602	$3,795	$21,397	$17,567	$3,387	$20,954
30 to 59 days past due	13	84	97	6	71	77
60 to 89 days past due	3	26	29	–	33	33
90 or more days past due	31	104	135	35	90	125
Allowance for credit losses	(98)	(56)	(154)	(99)	(53)	(152)
Unamortized premium (discount)	(5)	91	86	(6)	83	77
Mark-to-market gains (losses) (1)	(32)	–	(32)	(31)	–	(31)
Total carrying value	$17,514	$4,044	$21,558	$17,472	$3,611	$21,083

(1) Represents the mark-to-market on certain mortgage loans on real estate that support our modified coinsurance agreements, where the investment results are passed directly to the reinsurers, and for which we have elected the fair value option. As of March 31, 2025, and December 31, 2024, the amortized cost and fair value of such mortgage loans on real estate that were in nonaccrual status was $30 million and $21 million, respectively. As of March 31, 2025, and December 31, 2024, there were no such mortgage loans on real estate that were more than 90 days past due and still accruing interest. See Note 12 for additional information.

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows, excluding certain mortgage loans on real estate that support our modified coinsurance agreements, where the investment results are passed directly to the reinsurers:

	As of March 31, 2025	As of December 31, 2024
Commercial mortgage loans on real estate	$1	$4
Residential mortgage loans on real estate	106	92
Total	$107	$96

We use loan-to-value (“LTV”) and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate. The amortized cost of commercial mortgage loans on real estate (dollars in millions) by year of origination and credit quality indicator was as follows:

	As of March 31, 2025
	LTV Less Than 65%	Debt-Service Coverage Ratio	LTV 65% to 75%	Debt-Service Coverage Ratio	LTV Greater Than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2025	$267	1.63	$18	1.33	$–	–	$285
2024	1,551	1.73	74	1.42	1	1.69	1,626
2023	1,346	1.76	40	1.37	2	1.51	1,388
2022	1,718	2.07	87	1.52	8	1.24	1,813
2021	2,247	3.21	46	1.73	9	1.26	2,302
2020 and prior	10,103	2.48	114	1.56	13	1.13	10,230
Total	$17,232		$379		$33		$17,644

	As of December 31, 2024
	LTV Less Than 65%	Debt-Service Coverage Ratio	LTV 65% to 75%	Debt-Service Coverage Ratio	LTV Greater Than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2024	$1,548	1.73	$83	1.41	$–	–	$1,631
2023	1,348	1.78	44	1.36	–	–	1,392
2022	1,724	2.11	94	1.55	4	1.30	1,822
2021	2,267	3.50	47	1.52	–	–	2,314
2020	1,167	3.33	4	1.53	–	–	1,171
2019 and prior	9,138	2.38	126	1.58	8	1.30	9,272
Total	$17,192		$398		$12		$17,602

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate. The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of March 31, 2025
	Performing	Nonperforming	Total
Origination Year
2025	$167	$–	$167
2024	2,223	29	2,252
2023	495	19	514
2022	471	31	502
2021	415	12	427
2020 and prior	223	15	238
Total	$3,994	$106	$4,100

	As of December 31, 2024
	Performing	Nonperforming	Total
Origination Year
2024	$1,895	$14	$1,909
2023	557	16	573
2022	492	33	525
2021	427	11	438
2020	65	4	69
2019 and prior	136	14	150
Total	$3,572	$92	$3,664

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

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	For the Three Months Ended March 31, 2025
	Commercial	Residential	Total
Balance as of beginning-of-year	$99	$53	$152
Additions (reductions) from provision for credit loss
expense (1)	(1)	3	2
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Balance as of end-of-period (2)	$98	$56	$154

	For the Three Months Ended March 31, 2024
	Commercial	Residential	Total
Balance as of beginning-of-year	$86	$28	$114
Additions (reductions) from provision for credit loss
expense (1)	(2)	3	1
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Balance as of end-of-period (2)	$84	$31	$115

(1) We recognized $1 million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the three months ended March 31, 2025 and 2024.
(2) Accrued investment income on mortgage loans on real estate totaled $101 million and $69 million as of March 31, 2025 and 2024, respectively, and was excluded from the estimate of credit losses.

Alternative Investments

As of March 31, 2025, and December 31, 2024, alternative investments included investments in 370 and 371 different partnerships, respectively, and represented approximately 3% of total investments.

Impairments on Fixed Maturity AFS Securities

Details underlying credit loss benefit (expense) incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three Months Ended March 31,
	2025	2024
Credit Loss Benefit (Expense)
Fixed maturity AFS securities:
Corporate bonds	$(9)	$(2)
RMBS	1	–
ABS	(20)	–
Total credit loss benefit (expense)	$(28)	$(2)

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on the Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of March 31, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Collateral payable for derivative investments (1)	$5,558	$5,558	$7,213	$7,213
Securities pledged under securities lending agreements (2)	167	161	157	151
Securities pledged under repurchase agreements (3)	57	59	–	–
Investments pledged for FHLBI (4)	2,500	3,480	2,650	3,657
Total payables for collateral on investments	$8,282	$9,258	$10,020	$11,021

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
(3) Our pledged securities under repurchase agreements are included in fixed maturity AFS securities on the Consolidated Balance Sheets. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our repurchase program is typically invested in cash and invested cash or fixed maturity AFS securities.
(4) Our pledged investments for Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”) are included in fixed maturity AFS securities and mortgage loans on real estate on the Consolidated Balance Sheets. The collateral requirements are generally 105% to 115% of the fair value for fixed maturity AFS securities and 155% to 175% of the fair value for mortgage loans on real estate. The cash received in these transactions is primarily invested in cash and invested cash or fixed maturity AFS securities.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Three Months Ended March 31,
	2025	2024
Collateral payable for derivative investments	$(1,655)	$1,684
Securities pledged under securities
lending agreements	10	78
Securities pledged under repurchase agreements	57	–
Investments pledged for FHLBI	(150)	250
Total increase (decrease) in payables for
collateral on investments	$(1,738)	$2,012

We have elected not to offset our securities lending transactions in the consolidated financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of March 31, 2025
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$157	$–	$–	$–	$157
Equity securities	10	–	–	–	10
Total gross secured borrowings	$167	$–	$–	$–	$167

	As of December 31, 2024
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$144	$–	$–	$–	$144
U.S. government bonds	1	–	–	–	1
Equity securities	12	–	–	–	12
Total gross secured borrowings	$157	$–	$–	$–	$157

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the consolidated financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of March 31, 2025, we had not received any collateral and, therefore, had not sold or repledged any collateral under these agreements.

We also accept collateral from derivative counterparties in the form of securities that we are permitted to sell or re-pledge. As of March 31, 2025, the fair value of this collateral received that we are permitted to sell or re-pledge was $2.2 billion, and we had re-pledged $64 million of this collateral to cover our collateral requirements.

We had not pledged any fixed maturity AFS securities to derivative counterparties as of March 31, 2025.

Investment Commitments

As of March 31, 2025, our investment commitments were $4.6 billion, which included $3.5 billion of limited partnerships (“LPs”), $828 million of mortgage loans on real estate and $277 million of private placement securities.

Concentrations of Financial Instruments

As of March 31, 2025, and December 31, 2024, our most significant investments in one issuer were our investments in securities issued by the Federal National Mortgage Association with a fair value of $892 million and $851 million, respectively, or 1% of total investments, and our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $604 million and $566 million, respectively, or less than 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of March 31, 2025, and December 31, 2024, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $13.5 billion and $13.4 billion, respectively, or 10% of total investments, and our investments in securities in the consumer non-cyclical industry with a fair value of $13.0 billion and $12.9 billion, respectively, or 10% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

4. Variable Interest Entities

Consolidated VIEs

Asset information (dollars in millions) for the consolidated variable interest entities (“VIEs”) included on the Consolidated Balance Sheets was as follows:

	As of March 31, 2025			As of December 31, 2024
	Number of Instruments	Notional Amounts	Carrying Value	Number of Instruments	Notional Amounts	Carrying Value
Assets
Total return swap	1	$504	$–	$1	$522	$–

There were no gains or losses for consolidated VIEs recognized on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024.

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

Limited Partnerships and Limited Liability Companies

We invest in certain LPs and limited liability companies (“LLCs”) that we have concluded are VIEs. Our exposure to loss is limited to the capital we invest in the LPs and LLCs. We do not hold any substantive kick-out or participation rights in the LPs and LLCs, and we do not receive any performance fees or decision maker fees from the LPs and LLCs. Based on our analysis of the LPs and LLCs, we are not the primary beneficiary of the VIEs as we do not have the power to direct the most significant activities of the LPs and LLCs. The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on the Consolidated Balance Sheets and were $5.6 billion and $5.3 billion as of March 31, 2025, and December 31, 2024, respectively.

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

Interest Rate Contracts

We use derivative instruments as part of our interest rate risk management strategy. These instruments are economic hedges unless otherwise noted and include:

Forward-Starting Interest Rate Swaps

We use forward-starting interest rate swaps to hedge the interest rate exposure within our annuity, life insurance and retirement products.

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

Primary Risks Managed by Derivatives

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of March 31, 2025			As of December 31, 2024
	Notional Amounts	Fair Value		Notional Amounts	Fair Value
		Asset	Liability		Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1,275	$154	$6	$1,230	$156	$16
Foreign currency contracts (1)	4,805	552	44	4,738	556	44
Total cash flow hedges	6,080	706	50	5,968	712	60
Fair value hedges:
Interest rate contracts (1)	1,066	2	29	1,066	10	16
Foreign currency contracts (1)	25	–	–	25	1	–
Total fair value hedges	1,091	2	29	1,091	11	16
Non-Qualifying Hedges
Interest rate contracts (1)	81,364	40	334	75,445	63	439
Foreign currency contracts (1)	332	23	2	348	30	2
Equity market contracts (1)	168,433	10,477	3,081	191,666	13,072	3,879
Credit contracts (1)	242	–	–	57	–	–
Embedded derivatives:
Reinsurance-related (2)	–	–	138	–	–	30
RILA, fixed indexed annuity and IUL
contracts (3)	–	1,092	10,807	–	1,115	12,449
Total derivative instruments	$257,542	$12,340	$14,441	$274,575	$15,003	$16,875

(1) These asset and liability balances are presented on a gross basis. Amounts are reported in derivative investments and other liabilities on the Consolidated Balance Sheets after the evaluation for right of offset subject to master netting agreements.
(2) Reported in funds withheld reinsurance liabilities on the Consolidated Balance Sheets.
(3) Reported in policyholder account balances and deposit assets on the Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of March 31, 2025
	Less Than 1 Year	1 - 5 Years	6 - 10 Years	11 - 30 Years	Over 30 Years	Total
Interest rate contracts (1)	$12,810	$18,418	$23,981	$27,898	$598	$83,705
Foreign currency contracts (2)	199	1,292	1,776	1,853	42	5,162
Equity market contracts	127,307	30,374	8,696	7	2,049	168,433
Credit contracts	–	172	70	–	–	242
Total derivative instruments with
notional amounts	$140,316	$50,256	$34,523	$29,758	$2,689	$257,542

(1) As of March 31, 2025, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 20, 2067.
(2) As of March 31, 2025, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 16, 2061.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	Amortized Cost of the Hedged Assets (Liabilities)		Cumulative Fair Value Hedging Adjustment Included in the Amortized Cost of the Hedged Assets (Liabilities)
	As of March 31, 2025	As of December 31, 2024	As of March 31, 2025	As of December 31, 2024
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value	$497	$484	$19	$7
Long-term debt (1)	(691)	(676)	184	199

(1) Includes $(306) million and $(310) million of unamortized adjustments from discontinued hedges as of March 31, 2025, and December 31, 2024, respectively.

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Three Months Ended March 31,
	2025	2024
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$638	$375
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	5	89
Foreign currency contracts	168	(25)
Change in foreign currency exchange rate adjustment	(153)	101
Income tax benefit (expense)	(4)	(35)
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Foreign currency contracts (1)	15	15
Interest rate contracts (2)	3	9
Foreign currency contracts (3)	3	–
Income tax benefit (expense)	(4)	(5)
Balance as of end-of-period	$637	$486

(1) The OCI offset is reported within net investment income on the Consolidated Statements of Comprehensive Income (Loss).
(2) The OCI offset is reported within interest and debt expense on the Consolidated Statements of Comprehensive Income (Loss).
(3) The OCI offset is reported within realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income For the Three Months Ended March 31,
	2025			2024
	Realized Gain (Loss)	Net Investment Income	Interest and Debt Expense	Realized Gain (Loss)	Net Investment Income	Interest and Debt Expense
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$11	$1,457	$80	$(434)	$1,346	$81

Qualifying Hedges
Gain or (loss) on fair value hedging
relationships:
Interest rate contracts:
Hedged items	–	11	(15)	–	(18)	17
Derivatives designated as hedging
instruments	–	(11)	15	–	18	(17)
Foreign currency contracts:
Hedged items	–	1	–	–	(1)	–
Derivatives designated as hedging
instruments	–	(1)	–	–	1	–
Gain or (loss) on cash flow hedging
relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified
from AOCI into income	–	–	3	–	–	9
Foreign currency contracts:
Amount of gain or (loss) reclassified
from AOCI into income	3	15	–	–	15	–

Non-Qualifying Hedges
Interest rate contracts	82	–	–	(163)	–	–
Foreign currency contracts	(1)	–	–	–	–	–
Equity market contracts	(1,143)	–	–	2,134	–	–
Credit contracts	1	–	–	–	–	–
Embedded derivatives:
Reinsurance-related	(108)	–	–	197	–	–
RILA, fixed indexed annuity and IUL
contracts	1,654	–	–	(1,642)	–	–

As of March 31, 2025, $76 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the three months ended March 31, 2025 and 2024, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

As of March 31, 2025, and December 31, 2024, we did not have any exposure related to CDSs for which we are the seller.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk. The non-performance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of March 31, 2025, the non-performance risk adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under nearly all of our ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of March 31, 2025, or December 31, 2024.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of March 31, 2025		As of December 31, 2024
S&P Credit Rating of Counterparty	Collateral Posted by Counterparty	Collateral Posted to Counterparty	Collateral Posted by Counterparty	Collateral Posted to Counterparty
AA-	$3,314	$(12)	$4,043	$(21)
A+	1,741	(28)	2,460	(89)
A	32	–	47	–
A-	449	–	632	–
Total cash collateral	$5,536	$(40)	$7,182	$(110)

Balance Sheet Offsetting

Information related to the effects of offsetting on the Consolidated Balance Sheets (in millions) was as follows:

	As of March 31, 2025
	Derivative Instruments	Embedded Derivative Instruments	Total
Financial Assets
Gross amount of recognized assets	$11,173	$1,092	$12,265
Gross amounts offset	(3,324)	–	(3,324)
Net amount of assets	7,849	1,092	8,941
Gross amounts not offset:
Cash collateral	(5,536)	–	(5,536)
Non-cash collateral (1)	(2,313)	–	(2,313)
Net amount	$–	$1,092	$1,092

Financial Liabilities
Gross amount of recognized liabilities	$197	$10,945	$11,142
Gross amounts offset	(100)	–	(100)
Net amount of liabilities	97	10,945	11,042
Gross amounts not offset:
Cash collateral	(40)	–	(40)
Non-cash collateral (2)	(57)	–	(57)
Net amount	$–	$10,945	$10,945

(1) Excludes excess non-cash collateral received of $941 million, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.
(2) Excludes excess non-cash collateral pledged of $1 million, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

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

6. DAC, VOBA, DSI and DFEL

The following table reconciles deferred acquisition costs (“DAC”), value of business acquired (“VOBA”) and deferred sales inducements (“DSI”) (in millions) to the Consolidated Balance Sheets:

	As of March 31,	As of December 31,
	2025	2024
DAC, VOBA and DSI
Variable Annuities	$4,001	$3,964
Fixed Annuities	416	423
Traditional Life	1,352	1,370
UL and Other	6,323	6,318
Group Protection	181	178
Retirement Plan Services	288	284
Other Operations	2	–
Total DAC, VOBA and DSI	$12,563	$12,537

The following table reconciles deferred front-end loads (“DFEL”) (in millions) to the Consolidated Balance Sheets:

	As of March 31,	As of December 31,
	2025	2024
DFEL
Variable Annuities	$270	$273
UL and Other	6,587	6,406
Other Operations (1)	53	51
Total DFEL	$6,910	$6,730

(1) Represents DFEL reported in Other Operations attributable to the indemnity reinsurance agreement with Protective that is excluded from the following tables. We reported $53 million and $51 million of ceded DFEL in reinsurance recoverables on the Consolidated Balance Sheets as of March 31, 2025, and December 31, 2024, respectively.

The following tables summarize the changes in DAC (in millions):

	For the Three Months Ended March 31, 2025
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$3,851	$394	$1,335	$5,916	$178	$242
Deferrals	136	10	21	94	32	5
Amortization	(97)	(16)	(37)	(79)	(29)	(5)
Balance as of end-of-period	$3,890	$388	$1,319	$5,931	$181	$242

	For the Three Months Ended March 31, 2024
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$3,751	$421	$1,376	$5,791	$154	$239
Deferrals	89	9	32	100	29	5
Amortization	(89)	(16)	(37)	(76)	(26)	(5)
Balance as of end-of-period	$3,751	$414	$1,371	$5,815	$157	$239

DAC amortization expense of $263 million and $249 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024, respectively.

The following tables summarize the changes in VOBA (in millions):

	For the Three Months Ended March 31, 2025
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$13	$35	$375
Amortization	(1)	(2)	(9)
Balance as of end-of-period	$12	$33	$366

	For the Three Months Ended March 31, 2024
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$15	$42	$413
Amortization	(1)	(2)	(10)
Balance as of end-of-period	$14	$40	$403

VOBA amortization expense of $12 million and $13 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024, respectively. No additions or write-offs were recorded for each respective period.

The following tables summarize the changes in DSI (in millions):

	For the Three Months Ended March 31, 2025
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$113	$16	$27	$42
Deferrals	–	–	–	4
Amortization	(2)	–	(1)	–
Balance as of end-of-period	$111	$16	$26	$46

	For the Three Months Ended March 31, 2024
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$122	$19	$28	$26
Deferrals	1	–	–	8
Amortization	(3)	–	–	–
Balance as of end-of-period	$120	$19	$28	$34

DSI amortization expense of $3 million was recorded in interest credited on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024.

The following tables summarize the changes in DFEL (in millions):

	For the Three Months Ended March 31, 2025		For the Three Months Ended March 31, 2024
	Variable Annuities	UL and Other	Variable Annuities	UL and Other
Balance as of beginning-of-year	$273	$6,406	$278	$5,579
Deferrals	3	279	5	267
Amortization	(6)	(98)	(6)	(68)
Balance as of end-of-period	270	6,587	277	5,778
Less: Ceded DFEL	–	237	–	258
Balance as of end-of-period, net of reinsurance	$270	$6,350	$277	$5,520

DFEL amortization of $104 million and $74 million was recorded in fee income on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024, respectively.

7. Reinsurance

Fortitude Re

Effective October 1, 2023, we entered into two reinsurance agreements with Fortitude Reinsurance Company Ltd. (“Fortitude Re”), an authorized Bermuda reinsurer with reciprocal jurisdiction reinsurer status in Indiana, to reinsure certain blocks of in-force UL with secondary guarantees (“ULSG”), MoneyGuard® and fixed annuity products, including group pension annuities. Fortitude Re represents our largest reinsurance exposure as of March 31, 2025, and December 31, 2024.

The first agreement was structured as a coinsurance treaty between us and Fortitude Re for the ULSG and fixed annuities blocks. As significant insurance risk was transferred for ULSG products and life-contingent annuities, amounts recoverable from Fortitude Re were $10.6 billion as of March 31, 2025, and December 31, 2024. We reported a deferred loss on the transaction of $2.6 billion as of March 31, 2025, and December 31, 2024. We amortized $23 million and $22 million of the deferred loss during the three months ended March 31, 2025 and 2024, respectively. Annuities that are not life-contingent do not contain significant insurance risk; therefore, we reported deposit assets for these contracts of $2.8 billion and $3.0 billion as of March 31, 2025, and December 31, 2024, respectively.

The second agreement was structured as coinsurance with funds withheld for the MoneyGuard block; however, as we retained significant insurance risk under the agreement, we reported deposit assets of $8.2 billion and $8.1 billion as of March 31, 2025, and December 31, 2024, respectively. In this coinsurance with funds withheld reinsurance agreement, we as the ceding company withhold, and therefore retain, the assets backing the deposit assets. We held investments with a carrying value of $9.2 billion and $9.3 billion in support of reserves associated with the Fortitude Re transaction in a funds withheld arrangement as of March 31, 2025, and December 31, 2024, respectively, which consisted of the following (in millions):

	As of March 31,	As of December 31,
	2025	2024
Fixed maturity AFS securities	$7,549	$7,764
Derivative investments	19	30
Other investments	1,465	1,419
Cash and invested cash	104	28
Accrued investment income	93	96
Total	$9,230	$9,337

8. MRBs

The following table reconciles market risk benefits (“MRBs”) (in millions) to MRB assets and MRB liabilities on the Consolidated Balance Sheets:

	As of March 31, 2025			As of December 31, 2024
	Assets	Liabilities	Net (Assets) Liabilities	Assets	Liabilities	Net (Assets) Liabilities

Variable Annuities	$4,041	$1,165	$(2,876)	$4,737	$933	$(3,804)
Fixed Annuities	73	137	64	78	110	32
Retirement Plan Services	43	4	(39)	45	3	(42)
Total MRBs	$4,157	$1,306	$(2,851)	$4,860	$1,046	$(3,814)

The following table summarizes the balances of and changes in net MRB (assets) liabilities (in millions):

	As of or For the Three Months Ended March 31, 2025			As of or For the Three Months Ended March 31, 2024
	Variable Annuities	Fixed Annuities	Retirement Plan Services	Variable Annuities	Fixed Annuities	Retirement Plan Services

Balance as of beginning-of-year	$(3,804)	$32	$(42)	$(2,180)	$32	$(30)
Less: Effect of cumulative changes in
non-performance risk	(153)	(33)	–	(1,299)	(58)	(4)
Balance as of beginning-of-year, before the effect
of changes in non-performance risk	(3,651)	65	(42)	(881)	90	(26)
Issuances	5	–	–	3	–	–
Attributed fees collected	373	8	1	380	9	2
Benefit payments	(6)	–	–	(11)	–	–
Effect of changes in interest rates	396	39	1	(1,081)	(17)	(6)
Effect of changes in equity markets	456	2	2	(1,343)	(11)	(4)
Effect of changes in equity index volatility	31	–	–	4	(2)	–
In-force updates and other changes in MRBs (1)	59	(2)	1	51	1	1
Balance as of end-of-period, before the effect of
changes in non-performance risk	(2,337)	112	(37)	(2,878)	70	(33)
Effect of cumulative changes in
non-performance risk	(539)	(48)	(2)	(726)	(43)	(2)
Balance as of end-of-period	(2,876)	64	(39)	(3,604)	27	(35)
Less: Ceded MRB assets (liabilities)	(312)	–	–	(358)	–	–
Balance as of end-of-period, net of reinsurance	$(2,564)	$64	$(39)	$(3,246)	$27	$(35)

Weighted-average age of policyholders (years)	73	70	63	72	69	63
Net amount at risk (2)	$2,518	$255	$4	$2,056	$210	$3

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

See “MRBs” in Note 12 for details related to our fair value judgments, assumptions, inputs and valuation methodology.

9. Separate Accounts

The following table presents the fair value of separate account assets (in millions) reported on the Consolidated Balance Sheets by major investment category:

	As of March 31,	As of December 31,
	2025	2024
Mutual funds and collective investment trusts	$161,823	$167,759
Exchange-traded funds	249	336
Fixed maturity AFS securities	168	161
Cash and invested cash	77	12
Other investments	189	170
Total separate account assets	$162,506	$168,438

The following table reconciles separate account liabilities (in millions) to the Consolidated Balance Sheets:

	As of March 31,	As of December 31,
	2025	2024
Variable Annuities	$113,635	$117,998
UL and Other	28,106	28,841
Retirement Plan Services	20,708	21,541
Other Operations (1)	57	58
Total separate account liabilities	$162,506	$168,438

(1) Represents separate account liabilities reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($47 million and $49 million as of March 31, 2025, and December 31, 2024, respectively) that are excluded from the following tables.

The following table summarizes the balances of and changes in separate account liabilities (in millions):

	As of or For the Three Months Ended March 31, 2025			As of or For the Three Months Ended March 31, 2024
	Variable Annuities	UL and Other	Retirement Plan Services	Variable Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$117,998	$28,841	$21,541	$113,356	$25,150	$19,699
Gross deposits	1,557	353	627	904	358	570
Withdrawals	(3,915)	(204)	(902)	(3,208)	(103)	(732)
Policyholder assessments	(656)	(246)	(46)	(648)	(246)	(44)
Change in market performance	(1,798)	(624)	(478)	7,503	1,885	1,475
Net transfers from (to) general account	449	(14)	(34)	269	(37)	18
Balance as of end-of-period	$113,635	$28,106	$20,708	$118,176	$27,007	$20,986

Cash surrender value	$112,239	$23,577	$20,695	$116,771	$24,606	$20,971

10. Policyholder Account Balances

The following table reconciles policyholder account balances (in millions) to the Consolidated Balance Sheets:

	As of March 31,	As of December 31,
	2025	2024
Variable Annuities	$34,370	$35,267
Fixed Annuities	26,039	25,963
UL and Other	36,220	36,599
Retirement Plan Services	23,479	23,619
Other (1)	5,154	4,749
Total policyholder account balances	$125,262	$126,197

(1) Represents policyholder account balances reported primarily in Other Operations attributable to the indemnity reinsurance agreements with Protective ($4.3 billion and $4.4 billion as of March 31, 2025, and December 31, 2024, respectively) and funding agreements, that are excluded from the following tables. See “Funding Agreements” below for more information.

The following table summarizes the balances and changes in policyholder account balances (in millions):

	As of or For the Three Months Ended March 31, 2025
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$35,267	$25,963	$36,599	$23,619
Gross deposits	1,369	873	865	811
Withdrawals	(612)	(947)	(445)	(1,330)
Policyholder assessments	–	(15)	(1,104)	(4)
Net transfers from (to) separate account	(287)	–	14	211
Interest credited	199	210	356	172
Change in fair value of embedded derivative
instruments and other	(1,566)	(45)	(65)	–
Balance as of end-of-period	$34,370	$26,039	$36,220	$23,479

Weighted-average crediting rate	2.3%	3.2%	3.9%	2.9%
Net amount at risk (1) (2)	$2,518	$255	$299,107	$4
Cash surrender value	33,108	24,935	32,645	23,443

	As of or For the Three Months Ended March 31, 2024
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$29,141	$25,355	$37,180	$23,784
Gross deposits	973	973	850	790
Withdrawals	(224)	(1,410)	(364)	(1,203)
Policyholder assessments	–	(17)	(1,124)	(3)
Net transfers from (to) separate account	(178)	–	38	50
Interest credited	158	183	365	168
Change in fair value of embedded derivative
instruments and other	1,538	78	61	–
Balance as of end-of-period	$31,408	$25,162	$37,006	$23,586

Weighted-average crediting rate	2.1%	2.9%	3.9%	2.8%
Net amount at risk (1) (2)	$2,056	$210	$300,740	$3
Cash surrender value	30,228	24,139	33,314	23,560

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

Funding Agreements

FABN Program

The Lincoln National Life Insurance Company (“LNL”) established a $5.0 billion funding agreement-backed notes (“FABN”) program in 2024 pursuant to which LNL may issue unsecured funding agreements to an unaffiliated and unconsolidated special purpose statutory trust (the “Trust”) that will then issue medium-term notes for which payment of interest and principal is secured by such funding agreement. Funding agreements issued to the Trust are reported in policyholder account balances on the Consolidated Balance Sheets, and the associated interest is reported within interest credited on the Consolidated Statements of Comprehensive Income (Loss). We had funding agreements issued under the program of $500 million as of March 31, 2025, compared to none as of December 31, 2024.

The following table presents policyholder account balances (in millions) by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between the interest being credited to policyholders and the respective guaranteed contract minimums:

	As of March 31, 2025
	At Guaranteed Minimum	1-50 Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$9	$–	$–	$–	$–	$9
1.01% - 2.00%	3	–	–	–	7	10
2.01% - 3.00%	495	–	–	–	–	495
3.01% - 4.00%	1,197	–	–	–	–	1,197
4.01% and above	7	–	–	–	–	7
Other (1)	–	–	–	–	–	32,652
Total	$1,711	$–	$–	$–	$7	$34,370

Fixed Annuities
Up to 1.00%	$201	$855	$459	$229	$2,266	$4,010
1.01% - 2.00%	223	202	146	161	5,908	6,640
2.01% - 3.00%	1,499	33	1	2	38	1,573
3.01% - 4.00%	930	–	–	–	–	930
4.01% and above	166	–	–	–	–	166
Other (1)	–	–	–	–	–	12,720
Total	$3,019	$1,090	$606	$392	$8,212	$26,039

UL and Other
Up to 1.00%	$261	$–	$231	$31	$453	$976
1.01% - 2.00%	541	–	–	–	2,976	3,517
2.01% - 3.00%	6,483	9	152	–	–	6,644
3.01% - 4.00%	14,972	–	1	–	–	14,973
4.01% and above	3,525	–	–	–	–	3,525
Other (1)	–	–	–	–	–	6,585
Total	$25,782	$9	$384	$31	$3,429	$36,220

Retirement Plan Services
Up to 1.00%	$573	$312	$725	$3,498	$5,766	$10,874
1.01% - 2.00%	477	996	1,847	451	662	4,433
2.01% - 3.00%	1,680	542	48	18	1	2,289
3.01% - 4.00%	4,194	107	8	11	–	4,320
4.01% and above	1,426	137	–	–	–	1,563
Total	$8,350	$2,094	$2,628	$3,978	$6,429	$23,479

	As of March 31, 2024
	At Guaranteed Minimum	1-50 Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$–	$–	$–	$–	$–	$–
1.01% - 2.00%	5	–	–	–	6	11
2.01% - 3.00%	560	–	–	–	–	560
3.01% - 4.00%	1,319	–	–	–	–	1,319
4.01% and above	9	–	–	–	–	9
Other (1)	–	–	–	–	–	29,509
Total	$1,893	$–	$–	$–	$6	$31,408

Fixed Annuities
Up to 1.00%	$679	$605	$560	$493	$2,466	$4,803
1.01% - 2.00%	360	99	285	500	3,231	4,475
2.01% - 3.00%	1,749	39	5	1	25	1,819
3.01% - 4.00%	916	–	–	–	–	916
4.01% and above	177	–	–	–	–	177
Other (1)	–	–	–	–	–	12,972
Total	$3,881	$743	$850	$994	$5,722	$25,162

UL and Other
Up to 1.00%	$264	$–	$219	$119	$30	$632
1.01% - 2.00%	548	–	–	–	3,208	3,756
2.01% - 3.00%	6,848	10	149	–	–	7,007
3.01% - 4.00%	15,596	–	1	–	–	15,597
4.01% and above	3,722	–	–	–	–	3,722
Other (1)	–	–	–	–	–	6,292
Total	$26,978	$10	$369	$119	$3,238	$37,006

Retirement Plan Services
Up to 1.00%	$437	$500	$740	$3,706	$4,320	$9,703
1.01% - 2.00%	527	1,660	1,413	1,345	14	4,959
2.01% - 3.00%	2,342	21	63	17	1	2,444
3.01% - 4.00%	4,842	31	3	3	–	4,879
4.01% and above	1,458	143	–	–	–	1,601
Total	$9,606	$2,355	$2,219	$5,071	$4,335	$23,586

(1) Consists of indexed account balances that include the fair value of embedded derivative instruments, non-life contingent payout annuity account balances, short-term dollar cost averaging annuities business and policy loans.

11. Future Contract Benefits

The following table reconciles future contract benefits (in millions) to the Consolidated Balance Sheets:

	As of March 31,	As of December 31,
	2025	2024
Payout Annuities (1)	$2,033	$2,009
Traditional Life (1)	3,821	3,774
Group Protection (2)	5,712	5,628
UL and Other (3)	16,702	16,062
Other Operations (4)	9,062	9,070
Other (5)	3,335	3,264
Total future contract benefits	$40,665	$39,807

(1) See “Liability for Future Policy Benefits” below for further information.
(2) See “Liability for Future Claims” below for further information.
(3) See “Additional Liabilities for Other Insurance Benefits” below for further information.
(4) Represents future contract benefits reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($5.4 billion as of March 31, 2025, and December 31, 2024) and Swiss Re ($1.8 billion as of March 31, 2025, and December 31, 2024) that are excluded from the following tables.
(5) Represents other miscellaneous reserves that are not representative of long-duration contracts and are excluded from the following tables.

Liability for Future Policy Benefits

The following table summarizes the balances of and changes in the present values of expected net premiums and liability for future policy benefits (“LFPB”) (in millions, except years):

	As of or For the Three Months Ended March 31, 2025		As of or For the Three Months Ended March 31, 2024
	Payout Annuities	Traditional Life	Payout Annuities	Traditional Life

Present Value of Expected Net Premiums
Balance as of beginning-of-year	$–	$5,873	$–	$6,200
Less: Effect of cumulative changes in discount
rate assumptions	–	(275)	–	(148)
Beginning balance at original discount rate	–	6,148	–	6,348
Effect of actual variances from expected experience	–	(48)	–	2
Adjusted balance as of beginning-of-year	–	6,100	–	6,350
Issuances	–	64	–	108
Interest accrual	–	62	–	63
Net premiums collected	–	(192)	–	(202)
Flooring impact of LFPB	–	(5)	–	3
Ending balance at original discount rate	–	6,029	–	6,322
Effect of cumulative changes in discount
rate assumptions	–	(196)	–	(254)
Balance as of end-of-period	$–	$5,833	$–	$6,068

Present Value of Expected LFPB
Balance as of beginning-of-year	$2,009	$9,647	$2,085	$10,041
Less: Effect of cumulative changes in discount
rate assumptions	(251)	(438)	(187)	(189)
Beginning balance at original discount rate (1)	2,260	10,085	2,272	10,230
Effect of actual variances from expected experience	(1)	(55)	1	7
Adjusted balance as of beginning-of-year	2,259	10,030	2,273	10,237
Issuances	22	64	15	108
Interest accrual	22	99	22	100
Benefit payments	(49)	(234)	(49)	(206)
Ending balance at original discount rate (1)	2,254	9,959	2,261	10,239
Effect of cumulative changes in discount
rate assumptions	(221)	(305)	(227)	(378)
Balance as of end-of-period	$2,033	$9,654	$2,034	$9,861

Net balance as of end-of-period	$2,033	$3,821	$2,034	$3,793
Less: Reinsurance recoverables	1,478	360	1,562	421
Net balance as of end-of-period, net of reinsurance	$555	$3,461	$472	$3,372

Weighted-average duration of future policyholder
benefit liability (years)	9	9	9	9

(1) Includes deferred profit liability within Payout Annuities of $65 million and $60 million as of March 31, 2025 and 2024, respectively.

For the three months ended March 31, 2025 and 2024, Payout Annuities and Traditional Life did not have any significantly different actual experience compared to expected.

The following table summarizes the discounted and undiscounted expected future gross premiums and expected future benefit payments (in millions):

	As of March 31, 2025		As of March 31, 2024
	Undiscounted	Discounted	Undiscounted	Discounted
Payout Annuities
Expected future gross premiums	$–	$–	$–	$–
Expected future benefit payments	3,408	2,033	3,438	2,034
Traditional Life
Expected future gross premiums	13,807	9,447	13,896	9,570
Expected future benefit payments	14,129	9,654	14,582	9,861

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended March 31,
	2025	2024
Payout Annuities
Gross premiums	$23	$21
Interest accretion	22	22
Traditional Life
Gross premiums	314	314
Interest accretion	37	37

The following table summarizes the weighted-average interest rates:

	For the Three Months Ended March 31,
	2025	2024
Payout Annuities
Interest accretion rate	4.0%	3.9%
Current discount rate	5.2%	5.2%
Traditional Life
Interest accretion rate	5.0%	5.0%
Current discount rate	4.9%	5.0%

Liability for Future Claims

The following table summarizes the balances of and changes in liability for future claims (in millions, except years):

	Group Protection
	As of or For the Three Months Ended March 31,
	2025	2024
Balance as of beginning-of-year	$5,628	$5,689
Less: Effect of cumulative changes in discount
rate assumptions	(550)	(490)
Beginning balance at original discount rate	6,178	6,179
Effect of actual variances from expected experience	(72)	(67)
Adjusted beginning-of-year balance	6,106	6,112
New incidence	402	408
Interest	50	48
Benefit payments	(371)	(382)
Ending balance at original discount rate	6,187	6,186
Effect of cumulative changes in discount
rate assumptions	(475)	(546)
Balance as of end-of-period	5,712	5,640
Less: Reinsurance recoverables	121	123
Balance as of end-of-period, net of reinsurance	$5,591	$5,517

Weighted-average duration of liability for future
claims (years)	5	5

For the three months ended March 31, 2025, we experienced more favorable reported incidence and claim terminations than assumed.

For the three months ended March 31, 2024, we experienced more favorable claim terminations than assumed.

The following table summarizes the discounted and undiscounted expected future benefit payments (in millions):

	As of March 31, 2025		As of March 31, 2024
	Undiscounted	Discounted	Undiscounted	Discounted
Group Protection
Expected future benefit payments	$7,413	$5,712	$7,296	$5,640

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended March 31,
	2025	2024
Group Protection
Gross premiums	$933	$896
Interest accretion	50	48

The following table summarizes the weighted-average interest rates:

	For the Three Months Ended March 31,
	2025	2024
Group Protection
Interest accretion rate	3.4%	3.2%
Current discount rate	4.9%	5.0%

Additional Liabilities for Other Insurance Benefits

The following table summarizes the balances of and changes in additional liabilities for other insurance benefits (in millions, except years):

	UL and Other
	As of or For the Three Months Ended March 31,
	2025	2024
Balance as of beginning-of-year	$16,062	$15,000
Less: Effect of cumulative changes in shadow
balance in AOCI	(2,673)	(2,222)
Balance as of beginning-of-year, excluding
shadow balance in AOCI	18,735	17,222
Effect of actual variances from expected experience	23	106
Adjusted beginning-of-year balance	18,758	17,328
Interest accrual	228	209
Net assessments collected	293	303
Benefit payments	(200)	(313)
Balance as of end-of-period, excluding shadow
balance in AOCI	19,079	17,527
Effect of cumulative changes in shadow
balance in AOCI	(2,377)	(3,083)
Balance as of end-of-period	16,702	14,444
Less: Reinsurance recoverables	5,316	4,776
Balance as of end-of-period, net of reinsurance	$11,386	$9,668

Weighted-average duration of additional liabilities
for other insurance benefits (years)	16	17

For the three months ended March 31, 2025, we did not have any significantly different actual experience compared to expected.

For the three months ended March 31, 2024, we had unfavorable actual mortality experience compared to expected on reinsured and retained business.

The following table summarizes the gross assessments and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended March 31,
	2025	2024
UL and Other
Gross assessments	$700	$766
Interest accretion	228	209

The following table summarizes the weighted-average interest rates:

	For the Three Months Ended March 31,
	2025	2024
UL and Other
Interest accretion rate	5.4%	5.3%

12. Fair Value of Financial Instruments

Financial Instruments Carried at Fair Value

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of March 31, 2025
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$–	$63,911	$2,974	$66,885
U.S. government bonds	518	20	–	538
State and municipal bonds	–	2,350	–	2,350
Foreign government bonds	–	239	–	239
RMBS	–	1,922	19	1,941
CMBS	–	1,800	30	1,830
ABS	–	11,610	2,631	14,241
Hybrid and redeemable preferred securities	47	145	81	273
Trading securities	–	1,697	287	1,984
Equity securities	–	310	35	345
Mortgage loans on real estate	–	–	232	232
Derivative investments (1)	–	11,238	10	11,248
Other investments – short-term investments	–	468	15	483
MRB assets	–	–	4,157	4,157
Other assets:
Ceded MRBs	–	–	2	2
Indexed annuity ceded embedded derivatives	–	–	1,092	1,092
Separate account assets	373	162,133	–	162,506
Total assets	$938	$257,843	$11,565	$270,346

Liabilities
Policyholder account balances – RILA, fixed annuity
and IUL contracts	$–	$–	$(10,807)	$(10,807)
Funds withheld reinsurance liabilities – reinsurance-related
embedded derivatives	–	185	(323)	(138)
MRB liabilities	–	–	(1,306)	(1,306)
Other liabilities:
Ceded MRBs	–	–	(314)	(314)
Derivative liabilities (1)	–	(3,377)	(119)	(3,496)
Total liabilities	$–	$(3,192)	$(12,869)	$(16,061)

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

	For the Three Months Ended March 31, 2025
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$2,865	$(13)	$1	$99	$22	$2,974
RMBS	12	–	–	7	–	19
CMBS	8	–	–	22	–	30
ABS	2,099	(21)	18	478	57	2,631
Hybrid and redeemable preferred
securities	73	–	–	18	(10)	81
Trading securities	265	1	–	4	17	287
Equity securities	34	(6)	–	7	–	35
Mortgage loans on real estate	232	(1)	2	(1)	–	232
Other investments	23	–	–	(8)	–	15
Other assets:
Ceded MRBs (3)	2	–	–	–	–	2
Indexed annuity ceded embedded
derivatives (4)	1,115	(24)	–	1	–	1,092
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	(12,449)	1,676	–	(34)	–	(10,807)
Funds withheld reinsurance
liabilities – reinsurance-related
embedded derivatives (4)	(234)	(89)	–	–	–	(323)
Other liabilities:
Ceded MRBs (3)	(381)	67	–	–	–	(314)
Derivative liabilities	(136)	27	–	–	–	(109)
Total, net	$(6,472)	$1,617	$21	$593	$86	$(4,155)

	For the Three Months Ended March 31, 2024
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$2,497	$2	$(10)	$22	$(22)	$2,489
State and municipal bonds	5	–	–	–	(5)	–
RMBS	13	–	(1)	–	–	12
CMBS	8	–	–	–	–	8
ABS	1,484	–	(1)	201	8	1,692
Hybrid and redeemable preferred
securities	48	–	3	–	–	51
Trading securities	284	–	–	(13)	–	271
Equity securities	42	(3)	–	–	–	39
Mortgage loans on real estate	288	–	1	–	–	289
Derivative investments	36	12	–	4	(51)	1
Other assets:
Ceded MRBs (3)	2	–	–	–	–	2
Indexed annuity ceded embedded
derivatives (4)	940	33	–	–	–	973
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	(9,077)	(1,677)	–	(142)	–	(10,896)
Funds withheld reinsurance
liabilities – reinsurance-related
embedded derivatives (4)	(789)	206	–	–	–	(583)
Other liabilities – ceded MRBs (3)	(239)	(121)	–	–	–	(360)
Total, net	$(4,458)	$(1,548)	$(8)	$72	$(70)	$(6,012)

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, (in millions) as reported above:

	For the Three Months Ended March 31, 2025
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$246	$(45)	$–	$(102)	$–	$99
RMBS	7	–	–	–	–	7
CMBS	22	–	–	–	–	22
ABS	594	–	(10)	(90)	(16)	478
Hybrid and redeemable preferred
securities	20	(2)	–	–	–	18
Trading securities	50	(42)	–	(4)	–	4
Equity securities	8	(1)	–	–	–	7
Mortgage loans on real estate	–	(1)	–	–	–	(1)
Other investments	2	–	(10)	–	–	(8)
Other assets – indexed annuity ceded
embedded derivatives	27	–	–	(26)	–	1
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	(234)	–	–	200	–	(34)
Total, net	$742	$(91)	$(20)	$(22)	$(16)	$593

	For the Three Months Ended March 31, 2024
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$277	$(141)	$(2)	$(111)	$(1)	$22
ABS	264	–	–	(63)	–	201
Trading securities	–	(2)	–	(11)	–	(13)
Mortgage loans on real estate	1	(1)	–	–	–	–
Derivative investments	7	–	(3)	–	–	4
Other assets – indexed annuity ceded
embedded derivatives	26	–	–	(26)	–	–
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	(249)	–	–	107	–	(142)
Total, net	$326	$(144)	$(5)	$(104)	$(1)	$72

The following summarizes changes in unrealized gains (losses) included in net income related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three Months Ended March 31,
	2025	2024
Investments:
Trading securities (1)	$(3)	$–
Equity securities (1)	(6)	(3)
Mortgage loans on real estate (1)	(1)	–
Derivative investments (1)	12	16
MRBs (2)	(1,299)	1,896
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (1)	(89)	206
Embedded derivatives – indexed annuity
and IUL contracts (1)	169	241
Total, net	$(1,217)	$2,356

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

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three Months Ended March 31,
	2025	2024
Investments:
Fixed maturity AFS securities:
Corporate bonds	$(7)	$(11)
ABS	16	(1)
Hybrid and redeemable preferred
securities	–	2
Mortgage loans on real estate	2	1
Total, net	$11	$(9)

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three Months Ended March 31, 2025			For the Three Months Ended March 31, 2024
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$22	$–	$22	$22	$(44)	$(22)
State and municipal bonds	–	–	–	–	(5)	(5)
ABS	57	–	57	31	(23)	8
Hybrid and redeemable preferred
securities	–	(10)	(10)	–	–	–
Trading securities	17	–	17	–	–	–
Derivative investments	–	–	–	–	(51)	(51)
Total, net	$96	$(10)	$86	$53	$(123)	$(70)

Transfers into and out of Level 3 are generally the result of observable market information on financial instruments no longer being available or becoming available to our pricing vendors. For the three months ended March 31, 2025 and 2024, transfers in and out of Level 3 were attributable primarily to the financial instruments’ observable market information no longer being available or becoming available.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of March 31, 2025:

							Weighted
							Average
	Fair	Valuation	Significant	Assumption or			Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS
securities:
Corporate bonds	$190	Discounted cash flow	Liquidity/duration adjustment (2)	0.0%	–	4.3%	1.9%
ABS	10	Discounted cash flow	Liquidity/duration adjustment (2)	1.4%	–	1.4%	1.4%
CMBS	8	Discounted cash flow	Liquidity/duration adjustment (2)	2.0%	—	2.0%	2.0%
Hybrid and redeemable
preferred securities	39	Discounted cash flow	Liquidity/duration adjustment (2)	1.2%	–	2.1%	1.8%
Equity securities	5	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	–	4.5%	4.5%
MRB assets	4,157	Discounted cash flow	Lapse (3)	1.0%	—	30.0%	(10)
			Utilization of GLB withdrawals (4)	85.0%	—	100.0%	92.0%
			Claims utilization factor (5)	60.0%	—	100.0%	(10)
			Premiums utilization factor (5)	80.0%	—	115.0%	(10)
			Non-performance risk (6)	0.3%	—	2.2%	1.8%
			Mortality (7)			(9)	(10)
			Volatility (8)	1.0%	—	29.0%	14.3%
Other assets:
Ceded MRBs (11)	2
Indexed annuity
ceded embedded
derivatives	1,092	Discounted cash flow	Lapse (3)	0.0%	–	9.0%	(10)
			Mortality (7)			(9)	(10)
Liabilities
Policyholder account
balances – indexed annuity
contracts embedded
derivatives	$(10,860)	Discounted cash flow	Lapse (3)	0.0%	–	9.0%	(10)
			Mortality (7)			(9)	(10)
MRB liabilities	(1,306)	Discounted cash flow	Lapse (3)	1.0%	—	30.0%	(10)
			Utilization of GLB withdrawals (4)	85.0%	—	100.0%	92.0%
			Claims utilization factor (5)	60.0%	—	100.0%	(10)
			Premiums utilization factor (5)	80.0%	—	115.0%	(10)
			Non-performance risk (6)	0.3%	—	2.2%	1.8%
			Mortality (7)			(9)	(10)
			Volatility (8)	1.0%	—	29.0%	14.3%
Other liabilities – ceded
MRBs (11)	(314)

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of December 31, 2024:

							Weighted
							Average
	Fair	Valuation	Significant	Assumption or			Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS
securities:
Corporate bonds	$187	Discounted cash flow	Liquidity/duration adjustment (2)	0.0%	–	3.1%	1.7%
ABS	10	Discounted cash flow	Liquidity/duration adjustment (2)	1.3%	–	1.3%	1.3%
CMBS	8	Discounted cash flow	Liquidity/duration adjustment (2)	1.9%	–	1.9%	1.9%
Hybrid and redeemable
preferred securities	19	Discounted cash flow	Liquidity/duration adjustment (2)	1.4%	–	1.9%	1.8%
Equity securities	5	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	–	4.5%	4.5%
MRB assets	4,860	Discounted cash flow	Lapse (3)	1.0%	—	30.0%	(10)
			Utilization of GLB withdrawals (4)	85.0%	–	100.0%	92.0%
			Claims utilization factor (5)	60.0%	–	100.0%	(10)
			Premiums utilization factor (5)	80.0%	–	115.0%	(10)
			Non-performance risk (6)	0.3%	–	2.0%	1.6%
			Mortality (7)			(9)	(10)
			Volatility (8)	1.0%	–	29.0%	14.5%
Other assets:
Ceded MRBs (11)	2
Indexed annuity
ceded embedded
derivatives	1,115	Discounted cash flow	Lapse (3)	0.0%	—	9.0%	(10)
			Mortality (7)			(9)	(10)
Liabilities
Policyholder account
balances – indexed annuity
contracts embedded
derivatives	$(12,402)	Discounted cash flow	Lapse (3)	0.0%	–	9.0%	(10)
			Mortality (7)			(9)	(10)
MRB liabilities	(1,046)	Discounted cash flow	Lapse (3)	1.0%	–	30.0%	(10)
			Utilization of GLB withdrawals (4)	85.0%	–	100.0%	92.0%
			Claims utilization factor (5)	60.0%	–	100.0%	(10)
			Premiums utilization factor (5)	80.0%	–	115.0%	(10)
			Non-performance risk (6)	0.3%	—	2.0%	1.6%
			Mortality (7)			(9)	(10)
			Volatility (8)	1.0%	–	29.0%	14.5%
Other liabilities – ceded
MRBs (11)	(381)

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
(11) The fair value inputs for ceded MRBs are consistent with those used to value MRB assets and liabilities.
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

The fair value and aggregate contractual principal for mortgage loans on real estate where the fair value option was elected (in millions) were as follows:

	As of March 31,	As of December 31,
	2025	2024
Fair value	$232	$232
Aggregate contractual principal	263	263

For information on current and past due composition and accruing status for loans where we have elected the fair value option, see Note 3.

Financial Instruments Not Carried at Fair Value

The following summarizes the fair value by the fair value hierarchy levels and the carrying amount of our financial instruments not carried at fair value (in millions):

	As of March 31, 2025
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value	Amount
Assets
Investments:
Mortgage loans on real estate	$–	$20,373	$–	$20,373	$21,326
Other investments	–	513	5,657	6,170	6,170
Policy loans	–	2,529	–	2,529	2,529
Cash and invested cash	–	4,284	–	4,284	4,284

Liabilities
Policyholder account balances – certain investment
contracts and other liabilities	$–	$–	$(30,876)	$(30,876)	$(41,005)
Policyholder account balances – funding agreements	–	(508)	–	(508)	(500)
Long-term debt	–	(5,356)	–	(5,356)	(5,868)
Funds withheld reinsurance-related liabilities – excluding
embedded derivatives	–	–	(16,700)	(16,700)	(16,700)

	As of December 31, 2024
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value	Amount
Assets
Investments:
Mortgage loans on real estate	$–	$19,647	$–	$19,647	$21,083
Other investments	–	1,119	5,469	6,588	6,588
Policy loans	–	2,476	–	2,476	2,476
Cash and invested cash	–	5,801	–	5,801	5,801

Liabilities
Policyholder account balances – certain investment
contracts and other liabilities	$–	$–	$(30,505)	$(30,505)	$(40,394)
Short-term debt	–	(299)	–	(299)	(300)
Long-term debt	–	(5,304)	–	(5,304)	(5,856)
Funds withheld reinsurance-related liabilities – excluding
embedded derivatives	–	–	(16,877)	(16,877)	(16,877)

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

Cash and Invested Cash

Cash and invested cash is carried at cost. The inputs used to measure its fair value are classified as Level 2 within the fair value hierarchy.

Policyholder Account Balances – Certain Investment Contracts and Other Liabilities

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

Policyholder Account Balances – Funding Agreements

The fair value of funding agreements is based on quoted market prices and is measured using inputs that are classified as Level 2 within the fair value hierarchy. For more information on funding agreements, see Note 10.

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

13. Contingencies and Commitments

Contingencies

Regulatory and Litigation Matters

Regulatory bodies, such as state insurance departments, the SEC, the Financial Industry Regulatory Authority, tax authorities and other regulatory bodies regularly make inquiries and conduct examinations, investigations or audits concerning our compliance with, among other things, insurance laws, securities laws, tax laws, laws governing the activities of broker-dealers and registered investment advisers and unclaimed property laws. Tax-related matters can include disputes with taxing authorities, ongoing audits, evaluation of filing positions and any potential assessments related thereto.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of March 31, 2025.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of March 31, 2025, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $150 million, after-tax. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Cost of Insurance and Other Litigation

Cost of Insurance Litigation

Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company, filed in the U.S. District Court for the District of Connecticut, No. 3:16-cv-00827, is a putative class action that was served on LNL on June 8, 2016. Plaintiff is the owner of a universal life insurance policy who alleges that LNL charged more for non-guaranteed cost of insurance than permitted by the policy. Plaintiff seeks to represent all universal life and variable universal life policyholders who owned policies containing non-guaranteed cost of insurance provisions that are similar to those of plaintiff’s policy and seeks damages on behalf of all such policyholders. On January 11, 2019, the court dismissed plaintiff’s complaint in its entirety. In response, plaintiff filed a motion for leave to amend the complaint, which, on September 25, 2023, the court granted in part and denied in part. Plaintiff filed an amended complaint on October 10, 2023. On March 7, 2024, the parties entered into a provisional settlement agreement that encompasses policies that are at issue in this case, which also includes all policies at issue in the lawsuits captioned Iwanski v. First Penn-Pacific Life Insurance Company, TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company and Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, each of which are described below. The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024, and on September 4, 2024, the court granted preliminary approval of the provisional settlement. On December 16, 2024, the court heard oral argument on the issue of whether to grant final approval of the provisional settlement. The provisional settlement, which is still subject to final approval of the court, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in Iwanski, TVPX ARS INC. and Vida). As of March 31, 2025, the total provisional settlement amount of $147.5 million, pre-tax, remains accrued.

Iwanski v. First Penn-Pacific Life Insurance Company (“FPP”), No. 2:18-cv-01573, filed in the U.S. District Court for the Eastern District of Pennsylvania is a putative class action that was filed on April 13, 2018. Plaintiff alleges that defendant FPP breached the terms of his life insurance policy by deducting non-guaranteed cost of insurance charges in excess of what is permitted by the policies. Plaintiff seeks to represent all owners of universal life insurance policies issued by FPP containing non-guaranteed cost of insurance provisions that are similar to those of Plaintiff’s policy and seeks damages on their behalf. Breach of contract is the only cause of action asserted. On March 7, 2024, the parties in Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company (discussed above) entered into a provisional settlement agreement that encompasses all policies at issue in this case, as the Glover case is inclusive of all policies in this case, as well as in the lawsuits captioned TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company and Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York (both discussed below). The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024, and on September 4, 2024, the court granted preliminary approval of the provisional settlement. On December 16, 2024, the court heard oral argument on the issue of whether to grant final approval of the provisional settlement. The provisional settlement, which is still subject to final approval of the court, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in Iwanski, TVPX ARS INC. and Vida). A motion has been filed to stay the proceedings in this matter pending the completion of the settlement approval process in Glover.

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

EFG Bank AG, Cayman Branch, et al. v. The Lincoln National Life Insurance Company, No. 17-cv-02592-GJP (E.D. Pa.), filed on February 1, 2017; Conestoga Trust, et al, v. Lincoln National Corp., et al., No. 18-cv-02379-GJP (E.D. Pa.), filed on June 6, 2018; Brighton Trustees, LLC, et al. v. The Lincoln National Life Insurance Company, No. 2:23-cv-2251-GJP (E.D. Pa.), filed on April 20, 2023 (and transferred to the U.S. District Court for the Eastern District of Pennsylvania on June 12, 2023); and Ryan K. Crayne, on behalf of and as trustee for Carlton Peak Trust v. The Lincoln National Life Insurance Company, No. 2:24-cv-00053-GJP, filed on November 17, 2023 (and transferred to the U.S. District Court for the Eastern District of Pennsylvania on January 4, 2024) are consolidated civil actions pending in the Eastern District of Pennsylvania. In each case other than Crayne, plaintiffs purport to own universal life insurance policies or interests in universal life insurance policies originally issued by Jefferson-Pilot (now LNL). In Crayne, plaintiffs purport to own litigation claims concerning universal life policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs in each case allege that LNL (or, in Conestoga, LNL and LNC) breached the terms of policyholders’ contracts when it increased non-guaranteed cost of insurance rates beginning in 2016 (or, in Brighton Trustees, in 2016 and 2017). We are vigorously defending these consolidated matters.

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

Donald C. Meade v. Lincoln National Corporation, Ellen Cooper, Dennis Glass, and Randal Freitag (“Defendants”), No. 2:24-cv-01704, pending in the U.S. District Court for the Eastern District of Pennsylvania, is a putative class action that was filed on April 23, 2024. On June 24, 2024, Local 295 IBT Employer Group Pension Trust Fund (“Local 295”) filed a motion for appointment as lead plaintiff. On October 23, 2024, the court granted this motion. Local 295 seeks to represent persons and entities that purchased or otherwise acquired Lincoln National Corporation common stock between December 8, 2021, and November 2, 2022, inclusive (the “Class Period”). On December 23, 2024, plaintiff filed an amended complaint. Plaintiff alleges claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, and under SEC Rule 10b-5. Plaintiff alleges that, throughout the Class Period, Defendants made materially false and/or misleading statements, as well as failed to disclose material adverse facts that plaintiff alleges Defendants knew, or recklessly disregarded, at the time the statements were made, about the Company’s business, operations and prospects with respect to its Guaranteed Universal Life policies and their lapse rates. The action seeks unspecified compensatory damages and reasonable costs and expenses incurred in this action, including counsel fees and expert fees, together with equitable/injunctive relief or such other relief as the court may deem just and proper. On February 21, 2025, Defendants filed a motion to dismiss. We are vigorously defending this matter.

In Re Lincoln National Corporation Stockholder Derivative Litigation, No. 2:24-cv-02713, is the matter name for the following two civil actions that were consolidated for all purposes on September 26, 2024, by the U.S. District Court for the Eastern District of Pennsylvania: Lawrence Hollin, derivatively on behalf of Nominal Defendant Lincoln National Corporation v. Ellen G. Cooper, Dennis R. Glass, Randal J. Freitag, Deirdre P Connelly, William H. Cunningham, Reginald E. Davis, Eric G. Johnson, Gary C. Kelly, M. Leanne Lachman, Dale LeFebvre, Janet Liang, Michael F. Mee, Lynn M. Utter and Patrick S. Pittard (“Individual Defendants”) and Lincoln National Corporation (“Nominal Defendant”), No. 2:24-cv-02713 (E.D. Pa.), filed on June 20, 2024; and Robert R. Wiersum, derivatively on behalf of Lincoln National Corporation v. Ellen G. Cooper, Dennis R. Glass, Randal J. Freitag, Deirdre P Connelly, William H. Cunningham, Reginald E. Davis, Eric G. Johnson, Gary C. Kelly, M. Leanne Lachman, Dale LeFebvre, Janet Liang, Michael F. Mee, Lynn M. Utter and Patrick S. Pittard (“Individual Defendants”) and Lincoln National Corporation (“Nominal Defendant”), No. 2:24-cv-03251 (E.D. Pa.), filed on July 23, 2024. By the same September 26, 2024, order, the court directed, among other things, that all proceedings and deadlines in this consolidated case be stayed until 30 days after resolution of all motions to dismiss (including the exhaustion of all related appeals) in the Meade matter discussed above. Plaintiffs bring this complaint for, inter alia, alleged breaches of fiduciary duties between November 4, 2020, at latest, through the date of filing and allege violations of the federal securities laws caused by the issuance of allegedly materially false and misleading statements issued, or caused to be issued, by the Individual Defendants in the Company’s SEC filings and other public statements. Plaintiffs allege that the Company thereby suffered loss, injury and damage. Among other relief, plaintiffs seek, in favor of the Company, damages sustained by the Company, punitive damages and attorney’s fees, an accounting for all damages to the Company and an unspecified order directing the Company to improve existing corporate governance and internal procedures. The Individual Defendants are vigorously defending these consolidated matters.

In Re Lincoln National Corporation Shareholder Derivative Litigation, No. CV-2024-0011319, is the matter name for the following two civil actions that were consolidated for all purposes on February 28, 2025, by the Court of Common Pleas of Delaware County, Pennsylvania: Anthony Morgan, derivatively on behalf of Nominal Defendant Lincoln National Corporation v. Ellen G. Cooper, Deirdre P. Connelly, William H. Cunningham, Reginald Davis, Eric C. [G.] Johnson, Gary C. Kelly, M. Leanne Lachman, Dale LeFebvre, Janet Liang, Lynn M. Utter, Dennis Glass and Randal Freitag (“Individual Defendants”) and Lincoln National Corporation (“Nominal Defendant”), No. CV-2024-011319 (Court of Common Pleas of Delaware County, Pennsylvania) filed on December 31, 2024; and Harry Rosenthal, derivatively on behalf of Nominal Defendant Lincoln National Corporation v. Ellen G. Cooper, Deirdre P Connelly, William H. Cunningham, Reginald Davis, Eric C. [G.] Johnson, Gary C. Kelly, M. Leanne Lachman, Dale LeFebvre, Janet Liang, Lynn M. Utter, Dennis Glass and Randal Freitag (“Individual Defendants”) and Lincoln National Corporation (“Nominal Defendant”), No. CV-2025-00146 (Court of Common Pleas of Delaware County, Pennsylvania) filed on January 3, 2025. By the same February 28, 2025, order, the court directed, among other things, that all proceedings and deadlines in this consolidated case be stayed until 30 days after resolution of all motions to dismiss (including the exhaustion of all related appeals) in the Meade matter discussed above. Plaintiffs bring this verified stockholder derivative complaint purportedly on behalf of Nominal Defendant

Lincoln National Corporation against the Individual Defendants, inter alia, for alleged breaches of fiduciary duties for allegedly failing to comply with federal securities laws, by the issuance of allegedly materially false and misleading statements in the Company’s SEC filings and other public statements. Plaintiffs allege claims against the Individual Defendants for breach of fiduciary duties and for unjust enrichment. Plaintiffs allege, inter alia, that the Individual Defendants failed to disclose to investors: (i) that the Company was experiencing a decline in its VUL business; (ii) that, as a result, the goodwill associated with the life insurance business was overstated; (iii) that, as a result, the Company’s policy lapse assumptions were outdated; (iv) that, as a result, the Company’s reserves were overstated; (v) that, as a result, the Company’s reported financial results and financial statements were misstated; and (vi) that, as a result, the Individual Defendants’ positive statements about the Company’s business, operations, and prospects were materially misleading and/or lacked a reasonable basis. Plaintiffs allege that the Company thereby suffered loss, injury and damage. Among other relief, the action seeks specifically, in favor of the Company: damages sustained by the Company; a direction by the court for the Company to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with all applicable laws and to protect the Company and its shareholders; restitution from the Individual Defendants, and each of them, and an order for the disgorgement of all profits, benefits and other compensation obtained by the Individual Defendants; the costs and disbursements of the action, including reasonable attorneys’ fees, accountants’ and experts’ fees, costs and expenses; and such other and further relief as the court deems just and proper. The Individual Defendants are vigorously defending this matter.

Kelly Grink v. Virtua Health and Lincoln National Corporation et al., No. 1:24-cv-09919, is a putative class action filed on October 18, 2024, in the U.S. District Court for the District of New Jersey. On March 7, 2025, Plaintiffs filed an amended complaint which, inter alia, added an additional named plaintiff (Steven Molnar) and additional named defendants, including Lincoln Retirement Services Company, LLC, and [The] Lincoln National Life Insurance Company. Plaintiffs Kelly Grink, Diane Trump and Steven Molnar are participants in Virtua Health’s defined contribution plans. Plaintiffs seek to represent all current and former participants or beneficiaries of Virtua’s 401(k) savings plan and 403(b) retirement program (together, the “Plans”) who invested in the Plans’ fixed annuity option in the six years prior to the filing of this lawsuit. Lincoln offers a fixed annuity investment option to plan participants through its group annuity contract with the Plans. Lincoln also provides recordkeeping and administration services to the Plans. Plaintiffs allege that the Virtua defendants acted in breach of their fiduciary duty including by maintaining the Plans’ investment in the Lincoln stable value fund when other investment providers are alleged to have provided superior alternatives at substantially lower cost. Plaintiffs allege that the Lincoln defendants were at all relevant times fiduciaries to the Plans and were parties in interest to a prohibited transaction under ERISA. The action seeks relief against the Lincoln defendants including the disgorgement of any profits they received as a result of the alleged breaches of fiduciary duty, together with plaintiffs’ attorney’s fees and costs, prejudgment and post-judgment interest and such other equitable or remedial relief as the court deems appropriate. On April 4, 2025, the Lincoln defendants filed a motion to dismiss. We are vigorously defending this matter.

Tax Assessment Proceeding

Lincoln National Life Insurance Company v. Township of Radnor, pending in the Court of Common Pleas of Delaware County, Pennsylvania Civil Division, No. 2022-001894, is a de novo appeal filed by LNL on March 21, 2022, regarding a September 30, 2021, Notice of Tax Assessment issued by the Township of Radnor to LNL for additional business privilege tax (“BPT”) for the years 2014-2019/2020 estimate. The assessment was based on an audit undertaken by a third-party auditor and consultant to the Township of Radnor, following a periodic business review of LNL undertaken by the same individual in 2018. The assessment is comprised of taxes, interest and penalties for the period in question. LNL filed a motion for summary judgment that was denied by the court. The trial of this matter was held in the fourth quarter of 2024. The court’s ruling remains pending. We are vigorously defending this matter.

Reinsurance Disputes

Certain reinsurers have in the past sought, and may in the future seek, rate increases on certain yearly renewable term agreements. We may initiate legal proceedings, as necessary, under these agreements in order to protect our contractual rights. Additionally, reinsurers have in the past initiated, and may in the future initiate, legal proceedings against us.

State Guaranty Fund Assessments

State guaranty associations levy assessments on insurance companies doing business within their jurisdictions to cover policyholder losses from insolvent or impaired insurance companies. Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. We accrue the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life & Health Insurance Guaranty Associations and the amount of premiums written in each state. We reported the undiscounted expected state guaranty fund assessment liability within other liabilities on the Consolidated Balance Sheets of $63 million as of March 31, 2025, and December 31, 2024. The actual amount of assessments levied against us in connection with insurance company insolvencies may vary from this estimate. Future guaranty fund assessments are expected to be paid based on anticipated funding periods for each guaranty association obligation. In addition, we reported the related receivable for expected future state premium tax recoveries within other assets on the Consolidated Balance Sheets of $100 million and $99 million as of March 31, 2025, and December 31, 2024, respectively. Premium tax recoveries are expected to be realized based on regulations set forth by the various state taxing authorities. The balance sheet position as of March 31, 2025, and December 31, 2024, nets to recoveries of $37 million and $36 million, respectively.

14. Shares and Stockholders’ Equity

Preferred Shares

Preferred stock authorized, issued and outstanding (number of shares) was as follows:

	As of March 31, 2025			As of December 31, 2024
	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
9.250% Fixed Rate Reset Non-Cumulative
Preferred Stock, Series C	20,000	20,000	20,000	20,000	20,000	20,000
9.000% Non-Cumulative Preferred Stock, Series D	20,000	20,000	20,000	20,000	20,000	20,000
Not designated	9,960,000	–	–	9,960,000	–	–
Total preferred shares	10,000,000	40,000	40,000	10,000,000	40,000	40,000

The per share and aggregate dividends declared for preferred stock by series (in millions except per share data) was as follows:

	For the Three Months Ended March 31,
	2025		2024
	Dividend	Aggregate	Dividend	Aggregate
Series	Per Share	Dividend	Per Share	Dividend
Series C	$1,156.25	$23	$1,156.25	$23
Series D	562.50	11	562.50	11
Total	$1,718.75	$34	$1,718.75	$34

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Three Months Ended March 31,
	2025	2024
Common Stock
Balance as of beginning-of-year	170,380,646	169,666,137
Stock compensation/issued for benefit plans	314,520	350,750
Balance as of end-of-period	170,695,166	170,016,887

Our common stock is without par value.

Earnings Per Share

The calculation of earnings per share (“EPS”) was as follows (in millions except per share data):

	For the Three Months Ended March 31,
	2025	2024
Net income (loss) available to common stockholders – basic	$(756)	$1,188
Deferred units of LNC stock in our
deferred compensation plans (1)	–	3
Net income (loss) available to common
stockholders – diluted	$(756)	$1,191

Weighted-average shares, as used in basic calculation	171,321,440	170,049,994
Incremental common shares from assumed exercise or
issuance of stock-based incentive compensation awards	2,765,580	1,096,272
Average deferred compensation shares (1)	–	688,480
Weighted-average shares, as used in diluted calculation (2)	174,087,020	171,834,746

Net income (loss) per share:
Basic	$(4.41)	$6.98
Diluted	(4.41)	6.93

(1)    We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to all or a portion of their deferral amounts. This obligation is settled in either cash or LNC stock pursuant to the applicable plan document. We exclude deferred units of LNC stock that are antidilutive from our diluted EPS calculation.
(2)     Due to reporting a net loss for the three months ended March 31, 2025, basic shares were used in the diluted EPS calculation for this period as the use of diluted shares would have resulted in a lower loss per share.

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our EPS, such options will be shown in the table above.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Three Months Ended March 31,
	2025	2024
Unrealized Gain (Loss) on Fixed Maturity AFS Securities and Certain
Other Investments
Balance as of beginning-of-year	$(6,239)	$(5,188)
Unrealized holding gains (losses)	744	(1,140)
Change in foreign currency exchange rate adjustment	156	(103)
Change in future contract benefits and policyholder account balances,
net of reinsurance	(326)	891
Income tax benefit (expense)	(121)	71
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(90)	(55)
Income tax benefit (expense)	19	12
Balance as of end-of-period	$(5,715)	$(5,426)
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$638	$375
Unrealized holding gains (losses)	173	64
Change in foreign currency exchange rate adjustment	(153)	101
Income tax benefit (expense)	(4)	(35)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	21	24
Income tax benefit (expense)	(4)	(5)
Balance as of end-of-period	$637	$486
Market Risk Benefit Non-Performance Risk Gain (Loss)
Balance as of beginning-of-year	$146	$1,070
OCI before reclassification	403	(590)
Income tax benefit (expense)	(85)	126
Balance as of end-of-period	$464	$606
Policyholder Liability Discount Rate Remeasurement Gain (Loss)
Balance as of beginning-of-year	$744	$587
OCI before reclassification	(141)	147
Income tax benefit (expense)	30	(31)
Balance as of end-of-period	$633	$703
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(29)	$(26)
OCI before reclassification	5	(1)
Balance as of end-of-period	$(24)	$(27)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(296)	$(294)
OCI before reclassification	(5)	1
Balance as of end-of-period	$(301)	$(293)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended March 31,
	2025	2024
Unrealized Gain (Loss) on Fixed Maturity AFS
Securities and Certain Other Investments
Reclassification	$(118)	$(54)	Realized gain (loss)
Associated change in future contract benefits	28	(1)	Benefits
Reclassification before income tax benefit (expense)	(90)	(55)	Income (loss) before taxes
Income tax benefit (expense)	19	12	Federal income tax expense (benefit)
Reclassification, net of income tax	$(71)	$(43)	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Interest rate contracts	$3	$9	Interest and debt expense
Foreign currency contracts	15	15	Net investment income
Foreign currency contracts	3	–	Realized gain (loss)
Reclassification before income tax benefit (expense)	21	24	Income (loss) before taxes
Income tax benefit (expense)	(4)	(5)	Federal income tax expense (benefit)
Reclassification, net of income tax	$17	$19	Net income (loss)

15. Segment Information

We provide products and services and report results through our Annuities, Life Insurance, Group Protection and Retirement Plan Services business segments. The accounting policies of the business segments and Other Operations are the same as those described in
Note 1 in our 2024 Form 10-K. We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments. Our business segments and Other Operations reflect the manner by which our CODM views and manages the business. Our CODM is the Chief Executive Officer. A discussion of these segments and Other Operations is found in Note 19 in our 2024 Form 10-K.

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

We use our prevailing corporate federal income tax rate of 21% and an estimated state income tax rate, where applicable, net of the impacts related to dividends-received deduction and foreign tax credits and any other permanent differences for events recognized differently in the consolidated financial statements and federal income tax returns.

We do not report total assets by segment because this is not a metric used by the CODM to allocate resources or evaluate segment performance.

The tables below reconcile our internal measure of performance to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three Months Ended March 31, 2025
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating Revenues (1)	$1,198	$1,587	$1,521	$327	$52	$4,685
Operating Expenses (2)
Benefits and policyholder liability
remeasurement (gain) loss	28	1,002	994	–	4	2,028
Interest credited	419	287	–	170	14	890
Commissions	298	99	133	27	–	557
General and administrative expenses	125	131	222	84	68	630
Interest and debt expense	–	–	–	–	80	80
Other (3)	(12)	100	44	8	(2)	138
Total operating expenses	858	1,619	1,393	289	164	4,323
Total federal income tax expense (benefit)	50	(16)	27	4	(17)	48
Total income (loss) from operations	290	(16)	101	34	(95)	314
Reconciliation of total income (loss) from
operations to net income (loss):
Net annuity product features, pre-tax						(1,092)
Net life insurance product features, pre-tax						42
Credit loss-related adjustments, pre-tax						(28)
Investment gains (losses), pre-tax						(103)
Changes in the fair value of
reinsurance-related embedded
derivatives, trading securities and
certain mortgage loans, pre-tax (4)						(90)
Other items, pre-tax (5) (6) (7)						(35)
Income tax benefit (expense) related to
the above pre-tax items						270
Total net income (loss)						$(722)

(1)    See table below for reconciliation of total operating revenues to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss).
(2)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Inter-segment expenses are included within the amounts shown.
(3)    Other operating expenses include: Annuities: DAC and VOBA capitalization and amortization; taxes, licenses and fees; expenses associated with reserve financing and letters of credit (“LOCs”) and amortization of deferred loss on business sold through reinsurance. Life Insurance: DAC and VOBA capitalization and amortization; taxes, licenses and fees; expenses associated with reserve financing and LOCs; amortization of deferred loss on business sold through reinsurance and other intangible amortization. Group Protection: Taxes, licenses and fees; DAC capitalization and amortization; other intangible amortization and expenses associated with LOCs. Retirement Plan Services: Taxes, licenses and fees; DAC capitalization and amortization and expenses associated with LOCs. Other Operations: DAC capitalization and amortization; taxes, licenses and fees and reimbursements to Other Operations from the Life Insurance segment for the use of proceeds from certain issuances of senior notes that were used as long-term structured solutions, net of expenses incurred by Other Operations for its access to a financing facility and issuance of LOCs.
(4)    Includes primarily changes in the fair value of the embedded derivative related to the fourth quarter 2023 reinsurance transaction. For more information, see Note 7.
(5)    Includes severance expense related to initiatives to realign the workforce of $(6) million.
(6)    Includes transaction and integration costs related to mergers, acquisitions and divestitures of $(20) million.
(7)    Includes deferred compensation mark-to-market adjustment of $(9) million.

	For the Three Months Ended March 31, 2024
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating Revenues (1)	$1,269	$1,541	$1,425	$322	$27	$4,584
Operating Expenses (2)
Benefits and policyholder liability
remeasurement (gain) loss	27	987	963	–	7	1,984
Interest credited	354	294	1	166	7	822
Commissions	254	113	109	23	–	499
General and administrative expenses	120	143	208	86	57	613
Interest and debt expense	–	–	–	–	81	81
Other (3)	197	54	43	6	(6)	295
Total operating expenses	952	1,591	1,324	281	146	4,294
Total federal income tax expense (benefit)	58	(15)	21	5	(23)	46
Total income (loss) from operations	259	(35)	80	36	(96)	244
Reconciliation of total income (loss) from
operations to net income (loss) (4):
Net annuity product features, pre-tax						1,450
Net life insurance product features, pre-tax						(130)
Credit loss-related adjustments, pre-tax						(1)
Investment gains (losses), pre-tax						(81)
Changes in the fair value of
reinsurance-related embedded
derivatives, trading securities and
certain mortgage loans, pre-tax (5)						194
Other items, pre-tax (6) (7) (8) (9)						(186)
Income tax benefit (expense) related to
the above pre-tax items						(268)
Total net income (loss)						$1,222

(1)    See table below for reconciliation of total operating revenues to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss).
(2)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Inter-segment expenses are included within the amounts shown.
(3)    Other operating expenses include: Annuities: Broker-dealer expenses; DAC and VOBA capitalization and amortization; taxes, licenses and fees and expenses associated with reserve financing and LOCs. Life Insurance: DAC and VOBA capitalization and amortization; taxes, licenses and fees; expenses associated with reserve financing and LOCs and other intangible amortization. Group Protection: Taxes, licenses and fees; DAC capitalization and amortization; other intangible amortization and expenses associated with LOCs. Retirement Plan Services: DAC capitalization and amortization; taxes, licenses and fees and expenses associated with LOCs. Other Operations: Taxes, licenses and fees and reimbursements to Other Operations from the Life Insurance segment for the use of proceeds from certain issuances of senior notes that were used as long-term structured solutions, net of expenses incurred by Other Operations for its access to a financing facility and issuance of LOCs.
(4)    The prior period presentation was recast to conform to the revised definition of income (loss) from operations.
(5)    Includes primarily changes in the fair value of the embedded derivative related to the fourth quarter 2023 reinsurance transaction. For more information, see Note 7.
(6)    Includes $(114) million primarily related to the settlement of cost of insurance litigation in the first quarter of 2024.
(7)    Includes severance expense related to initiatives to realign the workforce of $(49) million.
(8)    Includes transaction and integration costs related to mergers, acquisitions and divestitures of $(10) million.
(9)    Includes deferred compensation mark-to-market adjustment of $(13) million.

The tables below reconcile our total operating revenues to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three Months Ended March 31, 2025
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating revenues	$1,198	$1,587	$1,521	$327	$52	$4,685
Revenue adjustments from annuity and life
insurance product features	209	18	–	–	–	227
Credit loss-related adjustments	(17)	1	(2)	(2)	(8)	(28)
Investment gains (losses)	(6)	(109)	–	(2)	14	(103)
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	10	(89)	–	–	(11)	(90)
Total revenues	$1,394	$1,408	$1,519	$323	$47	$4,691

	For the Three Months Ended March 31, 2024
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating revenues	$1,269	$1,541	$1,425	$322	$27	$4,584
Revenue adjustments from annuity and life
insurance product features	(446)	(134)	–	–	–	(580)
Credit loss-related adjustments	(4)	5	–	–	(2)	(1)
Investment gains (losses)	19	(29)	–	(5)	(66)	(81)
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	(3)	205	–	–	(8)	194
Total revenues	$835	$1,588	$1,425	$317	$(49)	$4,116

Other business segment and Other Operations information (in millions) was as follows:

	For the Three Months Ended March 31,

	2025	2024
Net Investment Income
Annuities	$452	$379
Life Insurance	624	622
Group Protection	89	85
Retirement Plan Services	251	244
Other Operations	41	16
Total net investment income	$1,457	$1,346

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

	For the Three Months Ended March 31,
	2025	2024
Fixed maturity AFS securities:
Gross gains	$4	$7
Gross losses	(122)	(61)
Credit loss benefit (expense) (1)	(28)	(2)
Realized gain (loss) on equity securities (2)	(5)	11
Credit loss benefit (expense) on mortgage loans on real estate (1)	(1)	–
Credit loss benefit (expense) on reinsurance-related assets	1	1
Realized gain (loss) on the mark-to-market on certain
instruments (3)(4)	(55)	12
Indexed product derivative results (5)	(69)	145
Derivative results (6)	287	(548)
Other realized gain (loss)	(1)	1
Total realized gain (loss)	$11	$(434)

(1) Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.
(2) Includes mark-to-market adjustments on equity securities still held of $(5) million and $11 million for the three months ended March 31, 2025 and 2024, respectively.
(3) Represents changes in the fair values of derivatives we hold as part of VUL hedging, reinsurance-related embedded derivatives and trading securities.
(4) Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $(1) million and less than $1 million for the three months ended March 31, 2025 and 2024, respectively.
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

17. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 24% and 20% for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate account dividends-received deduction and tax credits.

For the three months ended March 31, 2025, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to a tax benefit at 21% from pre-tax losses in addition to the effects of preferential tax items.

For the three months ended March 31, 2024, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of preferential tax items.

18. Subsequent Event

On April 9, 2025, we announced our entry into a stock purchase agreement (the “Purchase Agreement”) with Bain Capital Prairie, LLC (the “Buyer”), a newly formed subsidiary of Bain Capital, pursuant to which we will sell shares (the “Shares”) representing approximately 9.9% of our outstanding Common Stock (“Common Stock) on a post-issuance basis, to the Buyer for aggregate consideration of approximately $825 million in cash (the “Transaction”). The closing of the Transaction is subject to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the satisfaction of customary closing conditions.

The Purchase Agreement provides for, among other things, certain limitations on the Buyer’s and certain of its affiliates’ ability to transfer Common Stock, purchase additional Common Stock, and take certain other actions with respect to the Company and its Common Stock, and an agreement that the Buyer and certain of its affiliates will, subject to certain limitations, vote Common Stock they beneficially own in favor of the matters recommended for approval by the Company’s board of directors (the “Board”). The Purchase Agreement also grants the Buyer the right to designate one observer to be present in a nonvoting capacity at all meetings of the Board and, following the first anniversary of the closing of the Transaction, the right to replace such observer with a voting member of the Board, in each case subject to the Buyer’s satisfaction of certain conditions and approval of the Board.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the financial condition as of March 31, 2025, compared with December 31, 2024, and the results of operations for the three months ended March 31, 2025, compared with the corresponding period in 2024 of Lincoln National Corporation and its consolidated subsidiaries. Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.

The MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements” and our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”). For more detailed information on the risks and uncertainties associated with the Company’s business activities, see the risks described in “Part I – Item 1A. Risk Factors” in our 2024 Form 10-K.

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
•Increasing scrutiny and evolving expectations and regulations regarding environmental, social and governance matters that may adversely affect our reputation and our investment portfolio;
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
•Lowering of one or more of the insurer financial strength ratings of our insurance subsidiaries and the adverse effect such action may have on the premium writings, policy retention, and profitability of our insurance subsidiaries and liquidity;
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
•The inability to complete our announced transaction with Bain Capital within the expected timeframe, or at all, and the possibility that the anticipated benefits related to the transaction may not materialize as expected;
•The inability to realize or sustain the benefits we expect from, greater than expected investments in, and the potential impact of efforts related to, our strategic initiatives;
•The adequacy and collectability of reinsurance that we have obtained;
•Pandemics, acts of terrorism, war or other man-made and natural catastrophes that may adversely impact liabilities for policyholder claims and adversely affect our businesses and the cost and availability of reinsurance;
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

The risks and uncertainties included here are not exhaustive. Other sections of this report and other reports that we file with the SEC include additional factors that could affect our businesses and financial performance, including “Part I – Item 1A. Risk Factors” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Form 10-K. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

INTRODUCTION

Executive Summary

We are a holding company that operates multiple insurance and retirement businesses through subsidiary companies. We sell a wide range of wealth accumulation, wealth protection, group protection and retirement products and solutions through our four business segments:

•Annuities
•Life Insurance
•Group Protection
•Retirement Plan Services

We also have Other Operations, which includes the financial results for operations that are not directly related to the business segments. See “Part I – Item 1. Business” in our 2024 Form 10-K for a discussion of our business segments and products.

In this report, in addition to providing consolidated net income (loss), we also provide income (loss) from operations because we believe it is a meaningful measure of the profitability of our business segments and Other Operations. Income (loss) from operations is the financial performance measure we use to evaluate and assess the results of our segments and Other Operations. Accordingly, we define and report income (loss) from operations by segment in Note 15. Our management believes that income (loss) from operations explains the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in and performance of our current businesses. Certain items are excluded from income (loss) from operations because they are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and, in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments.

We provide information about our business segments’ and Other Operations’ operating revenue and expense line items, key drivers of changes and historical details underlying the line items below. For factors that could cause actual results to differ materially from those set forth, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2024 Form 10-K.

On April 9, 2025, we entered into a stock purchase agreement with Bain Capital Prairie, LLC, a newly formed subsidiary of Bain Capital, pursuant to which we will sell shares representing approximately 9.9% of our outstanding common stock on a post-issuance basis for aggregate consideration of approximately $825 million in cash. We expect the transaction will provide us with capital to deploy toward our strategic priorities, including growing spread-based earnings, advancing our portfolio management efforts and asset sourcing capabilities and optimizing our legacy life portfolio. For more information, see Note 18.

Industry trends and significant operational matters are described in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary” of our 2024 Form 10-K.

Summary of Critical Accounting Estimates

The MD&A included in our 2024 Form 10-K contains a detailed discussion of our critical accounting estimates. The following information updates the “Summary of Critical Accounting Estimates” provided in our 2024 Form 10-K, and therefore, should be read in conjunction with that disclosure.

Investments

Investment Valuation

The following summarizes investments on the Consolidated Balance Sheets carried at fair value by pricing source and fair value hierarchy level (in millions) as of March 31, 2025:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$565	$75,386	$111	$76,062
Priced by independent broker quotations	–	–	5,832	5,832
Priced by matrices	–	16,947	–	16,947
Priced by other methods (1)	–	–	252	252
Total	$565	$92,333	$6,195	$99,093

Percent of total	1%	93%	6%	100%

(1) Represents primarily securities for which pricing models were used to compute fair value.

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Summary of Critical Accounting Estimates – Investments – Investment Valuation” in our 2024 Form 10-K and Note 12 herein.

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

For more information on derivatives, see Note 1 in our 2024 Form 10-K and Note 5 herein. For more information on market exposures associated with our derivatives, including sensitivities, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Form 10-K.

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

Net amount at risk (“NAR”) represents the amount of GLB or GDB in excess of a policyholder’s account balance at the balance sheet date. Underperforming markets increase our exposure to potential benefits with the GLB and GDB riders. A contract with a GDB rider is “in the money” if the policyholder’s account balance falls below the GDB. As of March 31, 2025 and 2024, 12% and 9%, respectively, of all in-force contracts with a GDB rider were “in the money.” A contract with a GLB rider is “in the money” if the policyholder’s account balance falls below the present value of GLB payments, assuming no full surrenders. As of March 31, 2025 and 2024, 19% and 16%, respectively, of all in-force contracts with a GLB rider were “in the money.” However, the only way the policyholder can realize the excess of the present value of benefits over the account balance of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount. If, after the series of withdrawals or income payments, the account balance is exhausted, the policyholder will continue to receive a series of annuity payments. The account balance can also fluctuate with market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account balance.

Many policyholders have both a GLB and GDB present on the same policy. The total NAR represents the greater of GLB NAR and GDB NAR for each policy as only one benefit can be exercised in practice. Details underlying the NAR, net of reinsurance, (in millions) were as follows:

	Annuities		Retirement Plan Services
	As of March 31,		As of March 31,
	2025	2024	2025	2024
GLB NAR	$1,756	$1,454	$1	$1
GDB NAR	1,027	842	2	2
Total NAR	2,681	2,197	4	3

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

The following table presents our after-tax estimates of the potential instantaneous effect to net income (loss) that could result from sudden changes that may occur in equity markets and interest rates (in millions) and excludes the net cost of operating the hedge program. The amounts represent the difference between the change in GLB and GDB riders and the change in the fair value of the underlying hedge instruments. These estimates are based upon the balance as of March 31, 2025, net of reinsurance, and the related hedge instruments in place as of that date.

The effects presented in the table below are not representative of the aggregate impacts that could result if a combination of such changes to equity market returns and interest rates occurred.

	In-Force Sensitivities
Equity Market Return	-10%	+10%
Hypothetical effect to net income	$(600)	$600
Interest Rates	-25 bps	+25 bps
Hypothetical effect to net income	$(425)	$400

The actual effects of the results illustrated in the table above could vary significantly depending on a variety of factors, many of which are out of our control, and consideration should be given to the following:

•The analysis is only valid as of March 31, 2025, due to changing market conditions, policyholder activity, hedge positions and other factors;
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

Policyholder Account Balances

Policyholder account balances include the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability includes universal life insurance (“UL”), MoneyGuard®, variable universal life insurance (“VUL”), indexed universal life insurance (“IUL”), investment-type annuity (including registered index-linked annuities (“RILA”), individual and group fixed and fixed portion of variable annuities, fixed indexed deferred annuities and non-life contingent payout fixed annuities) and funding agreement products where account balances are equal to deposits plus interest credited less withdrawals, surrender charges, asset-based fees and policyholder administration charges (collectively known as “policyholder assessments”), as well as amounts representing the fair value of embedded derivative instruments associated with our fixed indexed annuity and IUL products. During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models underlying our reserves and embedded derivatives and update assumptions as needed. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update.

Our indexed annuity and IUL contracts permit the holder to elect a fixed interest rate return or a return where interest credited to the contracts is linked to the performance of the S&P 500® Index or other indices. The value of the variable portion of the policyholder’s account balance varies with the performance of the underlying variable funds chosen by the policyholder. Policyholders may elect to rebalance among the various accounts within the product at renewal dates. At the end of each indexed term, which can be up to six years, we have the opportunity to re-price the indexed component by establishing different participation rates, caps, spreads or specified rates, subject to contractual guarantees. We purchase and sell index options that are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options held generally offsets the change in value of the embedded derivative within the contract, both of which are recorded as a component of realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). The Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the Financial Accounting Standards Board Accounting Standards CodificationTM
require that we calculate fair values of index options we may purchase or sell in the future to hedge policyholder index allocations in future reset periods. These fair values represent an estimate of the cost of the options we will purchase or sell in the future, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. Changes in the fair values of these liabilities are included as a component of realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss). For more information on indexed product derivative results, see Note 16.

For additional information on the liability for policyholder account balances, see Note 10.

Reinsurance Recoverables

Reinsurance recoverables are generally measured and recognized consistent with the assumptions and methodologies used to project the future performance of the underlying direct business as discussed in the “Future Contract Benefits” and “Policyholder Account Balances” sections above. During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models and update assumptions as needed. In addition, we consider the potential impact of counterparty credit risks related to the reinsurance recoverable by estimating an allowance for credit losses using a probability of loss model approach to estimate expected credit losses for reinsurance recoverables. For additional information on our allowance for credit losses on reinsurance-related assets, see Note 7 in our 2024 Form 10-K.

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

As of March 31, 2025, we had an approximate $2.1 billion deferred tax asset related to net unrealized losses on fixed maturity available-for-sale (“AFS”) securities. In the assessment of the future realizability of this deferred tax asset, management concluded that its tax planning strategies, including holding these securities to recovery, were prudent and feasible as these unrealized losses were caused by factors other than credit loss, and we have the intent and ability to hold these securities to recovery and collect all of the contractual cash flows.

Although realization is not assured, management believes it is more likely than not that the deferred tax assets, will be realized.

For risks related to establishing a valuation allowance against our deferred tax assets, see “Part I – Item 1A. Risk Factors – Assumptions and Estimates – We may be required to recognize an impairment of our goodwill or to establish a valuation allowance against our deferred tax assets” in our 2024 Form 10-K.

For additional information on income taxes, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Summary of Critical Accounting Estimates – Income Taxes” and Note 22 in our 2024 Form 10-K and Note 17 herein.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Three Months Ended March 31,
	2025	2024 (1)
Net Income (Loss)
Income (loss) from operations:
Annuities	$290	$259
Life Insurance	(16)	(35)
Group Protection	101	80
Retirement Plan Services	34	36
Other Operations	(95)	(96)
Net annuity product features, pre-tax	(1,092)	1,450
Net life insurance product features, pre-tax	42	(130)
Credit loss-related adjustments, pre-tax	(28)	(1)
Investment gains (losses), pre-tax	(103)	(81)
Changes in the fair value of reinsurance-related
embedded derivatives, trading securities and
certain mortgage loans, pre-tax (2)	(90)	194
Other items, pre-tax (3) (4) (5) (6)	(35)	(186)
Income tax benefit (expense) related to the
above pre-tax items	270	(268)
Net income (loss)	$(722)	$1,222

(1)    The prior period presentation was recast to conform to the revised definition of income (loss) from operations. See Note 15 for additional information.
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
(3)    Includes $(114) million primarily related to the settlement of cost of insurance litigation for the three months ended March 31, 2024.
(4)    Includes severance expense related to initiatives to realign the workforce of $(6) million and $(49) million for the three months ended March 31, 2025 and 2024, respectively.
(5)    Includes transaction and integration costs related to mergers, acquisitions and divestitures of $(20) million and $(10) million for the three months ended March 31, 2025 and 2024, respectively.
(6)    Includes deferred compensation mark-to-market adjustment of $(9) million and $(13) million for the three months ended March 31, 2025 and 2024, respectively.

Comparison of the Three Months Ended March 31, 2025 to 2024

Net income decreased due primarily to the following:

•Loss in net annuity product features in 2025 compared to gain in 2024 driven by loss in MRB-related impacts in 2025 compared to gain in 2024 due to unfavorable changes from equity markets and interest rates, partially offset by improvement in the fair value of GLB hedge instruments attributable to the impact of capital markets.
•Unfavorable changes in the fair value of reinsurance-related embedded derivatives, trading securities and certain mortgage loans in 2025 compared to favorable changes in 2024 driven by the fair value of the embedded derivative related to the fourth quarter 2023 reinsurance transaction.
•Higher credit loss-related adjustments on fixed maturity AFS securities.

The decrease in net income was partially offset by the following:

•Gain in net life insurance product features in 2025 compared to loss in 2024 driven by improvement in the fair value of hedges associated with VUL products attributable to the impact of capital markets.
•Lower expenses in other items.
•Growth in average account balances and improvement in our total loss ratio in our Group Protection segment.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three Months Ended March 31,
	2025	2024
Operating Revenues
Insurance premiums (1)	$21	$26
Fee income	591	580
Net investment income	466	420
Other revenues (2)	120	243
Total operating revenues	1,198	1,269
Operating Expenses
Benefits (1)	29	27
Interest credited	419	354
Policyholder liability remeasurement (gain) loss	(1)	–
Commissions and other expenses	411	571
Total operating expenses	858	952
Income (loss) from operations before taxes	340	317
Federal income tax expense (benefit)	50	58
Income (loss) from operations	$290	$259

(1) Insurance premiums include primarily our income annuities that have a corresponding offset in benefits. Benefits include primarily changes in income annuity reserves driven by insurance premiums.
(2) Consists primarily of revenues attributable to broker-dealer services, which are subject to market volatility and have a comparable offset in commissions and other expenses; and the net settlement related to certain reinsurance transactions, which has a corresponding offset in net investment income and interest credited. During the second quarter of 2024, we closed the sale of our wealth management business. For more information, see Note 1 in our 2024 Form 10-K.

Comparison of the Three Months Ended March 31, 2025 to 2024

Income from operations for this segment increased due primarily to the following:

•Higher fee income driven by higher average daily separate account balances.
•Lower federal income tax expense due to unfavorable separate account dividends-received deduction true-ups in 2024.

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
•Higher commissions and other expenses, net of broker-dealer expenses, driven by higher deferred acquisition costs (“DAC”) amortization.

The increase in income from operations was also due to higher commissions and other expenses in the first quarter of 2024 related to a balance sheet true-up in preparation for the close of the sale of the wealth management business.

Additional Information

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations.

The other component of net flows relates to the retention of new business and account balances. An important measure of retention is the reduction in account balances caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account balances were 11% for the three months ended March 31, 2025 and 2024.

Our fixed annuities and RILA have discretionary fixed and indexed crediting rates that reset on an annual or periodic basis and may be subject to surrender charges. Our ability to retain these annuities will be subject to current competitive conditions at the time crediting rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements,” “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates and sustained high interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals and surrenders” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2024 Form 10-K. For information on the interest rate environment, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary – Industry Trends – Interest Rate Environment” in our 2024 Form 10-K.

Fee Income

Details underlying fee income (in millions) were as follows:

	For the Three Months Ended March 31,
	2025	2024
Fee Income
Mortality, expense and other assessments (1)	$576	$564
Surrender charges	13	15
DFEL:
Deferrals	(4)	(5)
Amortization	6	6
Total fee income	$591	$580

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

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three Months Ended March 31,
	2025	2024
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real
estate and other, net of investment expenses	$431	$383
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	–	1
Surplus investments (2)	35	31
Net investment income pertaining to broker-dealer services	–	5
Total net investment income	$466	$420

Interest Credited
Amount provided to policyholders	$416	$351
DSI deferrals	–	(1)
Interest credited before DSI amortization	416	350
DSI amortization	3	4
Total interest credited	$419	$354

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

Account Balances

Details underlying account balances (dollars in millions) were as follows:

	For the Three Months Ended March 31,
	2025	2024
Separate Account Balance Information (1)
Separate account deposits	$1,557	$904
Separate account net flows	(2,359)	(2,304)
Separate account balances	113,635	118,176
Average daily separate account balances	118,294	114,943
Average daily S&P 500® Index (2)	5,900	4,996
General Account Balance Information
General account deposits	$2,242	$1,945
General account net flows	683	311
General account balances (3)	44,779	41,617
Average general account balances (3)	45,394	40,348

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three Months Ended March 31,
	2025	2024
Commissions and Other Expenses
Commissions:
Deferrable	$128	$84
Non-deferrable	170	170
General and administrative expenses	125	120
Expenses associated with reserve financing
and LOC expenses	6	6
Taxes, licenses and fees	14	14
Total expenses incurred, excluding broker-dealer	443	394
DAC deferrals	(147)	(98)
Total pre-broker-dealer expenses incurred,
excluding amortization	296	296
DAC, VOBA and other amortization	115	106
Broker-dealer expenses incurred (1)	–	169
Total commissions and other expenses	$411	$571

DAC Deferrals
As a percentage of sales/deposits	3.9%	3.4%

(1) During the second quarter of 2024, we closed the sale of our wealth management business. For more information, see Note 1 in our 2024 Form 10-K.

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three Months Ended March 31,
	2025	2024
Operating Revenues
Insurance premiums (1)	$283	$288
Fee income	698	672
Net investment income	571	581
Operating realized gain (loss)	(2)	(2)
Other revenues (2)	37	2
Total operating revenues	1,587	1,541
Operating Expenses
Benefits	994	928
Interest credited	287	294
Policyholder liability remeasurement (gain) loss	8	59
Commissions and other expenses (2)	330	310
Total operating expenses	1,619	1,591
Income (loss) from operations before taxes	(32)	(50)
Federal income tax expense (benefit)	(16)	(15)
Income (loss) from operations	$(16)	$(35)

(1)    Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves.
(2)    For information on amortization of deferred gain (loss) on business sold through reinsurance, see Note 1 in our 2024 Form 10-K.

Comparison of the Three Months Ended March 31, 2025 to 2024

Loss from operations for this segment decreased due primarily to the following:

•Higher fee income driven by higher deferred front-end loads (“DFEL”) amortization.
•Lower commissions and other expenses, net of amortization of deferred loss on business sold through reinsurance, due to expense management.

The decrease in loss from operations for this segment was partially offset by the following:

•Higher benefits and policyholder liability remeasurement loss driven by aging of the block, partially offset by improved mortality due to lower claims incidence.
•Lower net investment income, net of interest credited, driven by lower investment income on alternative investments.

Additional Information

For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements,” “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates and sustained high interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals and surrenders” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2024 Form 10-K. For information on the interest rate environment, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary – Industry Trends – Interest Rate Environment” in our 2024 Form 10-K.

Insurance Premiums

Insurance premiums relate to traditional products and are a function of the rates priced into the product and insurance in force. Insurance in force, in turn, is driven by sales, persistency and mortality claims.

Fee Income

Details underlying fee income, sales, net flows, account balances and in-force face amount (in millions) were as follows:

	For the Three Months Ended March 31,
	2025	2024
Fee Income
Cost of insurance assessments	$546	$523
Expense assessments	343	338
Surrender charges	10	10
DFEL:
Deferrals	(279)	(267)
Amortization	78	68
Total fee income	$698	$672

	For the Three Months Ended March 31,
	2025	2024
Sales by Product
IUL/UL	$24	$18
MoneyGuard®	28	24
VUL	15	23
Term	13	19
Executive Benefits	17	7
Total sales	$97	$91

Net Flows
Deposits	$1,218	$1,208
Withdrawals and deaths	(649)	(467)
Net flows	$569	$741

Policyholder Assessments	$1,350	$1,370

	As of March 31,
	2025	2024
Account Balances (1)
General account	$21,255	$21,399
Separate account	22,752	21,669
Total account balances	$44,007	$43,068

In-Force Face Amount
UL and other	$361,480	$365,507
Term insurance	709,924	720,745
Total in-force face amount	$1,071,404	$1,086,252

	For the Three Months Ended March 31,
	2025	2024
Average General Account Balances (1)	$21,353	$21,401

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
•MoneyGuard® linked-benefit products – MoneyGuard (UL) and MoneyGuard Market AdvantageSM (VUL), 150% of commissionable premiums;
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

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three Months Ended March 31,
	2025	2024
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$460	$476
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	1	–
Alternative investments (2)	70	74
Surplus investments (3)	40	31
Total net investment income	$571	$581

Interest Credited	$287	$294

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

Benefits and Policyholder Remeasurement (Gain) Loss

Details underlying benefits and policyholder remeasurement (gain) loss (dollars in millions) were as follows:

	For the Three Months Ended March 31,
	2025	2024
Benefits and Policyholder Remeasurement (Gain) Loss
Death claims direct and assumed	$1,484	$1,568
Death claims ceded	(610)	(758)
Reserves released on death	(190)	(146)
Net death benefits	684	664
Change in secondary guarantee life insurance product
reserves	111	97
Change in MoneyGuard® reserves	152	142
Change in traditional product reserves	–	37
Other benefits (1)	55	47
Total benefits and policyholder remeasurement
(gain) loss	$1,002	$987
Death claims per $1,000 of in-force	2.55	2.44

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three Months Ended March 31,
	2025	2024
Commissions and Other Expenses
Commissions	$99	$113
General and administrative expenses	131	143
Expenses associated with reserve financing	26	23
Taxes, licenses and fees	37	38
Total expenses incurred	293	317
DAC and VOBA deferrals	(115)	(133)
Total expenses recognized before amortization	178	184
DAC and VOBA amortization	127	125
Amortization of deferred loss on business sold
through reinsurance (1)	24	–
Other intangible amortization	1	1
Total commissions and other expenses	$330	$310

DAC and VOBA Deferrals
As a percentage of sales	118.6%	146.2%

(1) The amortization of deferred loss on business sold through reinsurance pertains to the fourth quarter 2023 reinsurance transaction.         See Note 1 in our 2024 Form 10-K for additional information.

Commissions and other expenses that result directly from and are essential to the successful acquisition of new or renewal business are deferred to the extent recoverable. For our interest-sensitive and traditional products, DAC and value of business acquired (“VOBA”) are amortized on a constant level basis over the expected term of the related contracts using the groupings and actuarial assumptions consistent with those used for calculating the related policyholder liability balances.

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three Months Ended March 31,
	2025	2024
Operating Revenues
Insurance premiums	$1,371	$1,285
Net investment income	89	85
Other revenues (1)	61	55
Total operating revenues	1,521	1,425
Operating Expenses
Benefits	1,064	1,030
Interest credited	–	1
Policyholder liability remeasurement (gain) loss	(70)	(67)
Commissions and other expenses	399	360
Total operating expenses	1,393	1,324
Income (loss) from operations before taxes	128	101
Federal income tax expense (benefit)	27	21
Income (loss) from operations	$101	$80

(1) Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

	For the Three Months Ended March 31,
	2025	2024
Income (Loss) from Operations by Product Line
Life	$8	$9
Disability	95	73
Dental	(2)	(2)
Income (loss) from operations	$101	$80

Comparison of the Three Months Ended March 31, 2025 to 2024

Income from operations for this segment increased due primarily to higher insurance premiums due to growth in business in force and persistency.

The increase in income from operations was partially offset by the following:

•Higher commissions and other expenses due to incentive compensation as a result of increased production performance and higher other costs pertaining to business operations.
•Higher benefits, net of policyholder liability remeasurement gain, driven by growth in business in force and higher claims experience in our life business, partially offset by lower incidence in our disability business.

Additional Information

For information about the effect of the loss ratio sensitivity on our income (loss) from operations, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Group Protection – Additional Information” in our 2024 Form 10-K.

For information on the effects of current interest rates on our long-term disability claim reserves, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity” in our 2024 Form 10-K. For information on the interest rate environment, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary” in our 2024 Form 10-K.

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three Months Ended March 31,
	2025	2024
Insurance Premiums by Product Line
Life	$542	$499
Disability	783	740
Dental	46	46
Total insurance premiums	$1,371	$1,285

Sales by Product Line
Life	$101	$85
Disability	48	51
Dental	8	8
Total sales	$157	$144

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

Net Investment Income

We use our investment income to offset the earnings effect of the associated build of our reserves, which are a function of our insurance premiums and the yields on our investments. Details underlying net investment income (in millions) were as follows:

	For the Three Months Ended March 31,
	2025	2024
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$70	$68
Surplus investments (2)	19	17
Total net investment income	$89	$85

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

Benefits, Interest Credited and Policyholder Liability Remeasurement (Gain) Loss

Details underlying benefits, interest credited, policyholder liability remeasurement (gain) loss (in millions) and loss ratios by product line were as follows:

	For the Three Months Ended March 31,
	2025	2024
Benefits, Interest Credited and Policyholder
Liability Remeasurement (Gain) Loss by
Product Line
Life	$407	$380
Disability	550	549
Dental	37	35
Total benefits, interest credited and policyholder
liability remeasurement (gain) loss	$994	$964

Loss Ratios by Product Line
Life	75.2%	76.1%
Disability	70.1%	74.2%
Dental	79.0%	76.5%
Total	72.4%	75.0%

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims. For additional information on our loss ratios, see “Additional Information” above.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three Months Ended March 31,
	2025	2024
Commissions and Other Expenses
Commissions	$133	$109
General and administrative expenses	222	208
Taxes, licenses and fees	38	37
Other	1	1
Total expenses incurred	394	355
DAC deferrals	(32)	(29)
Total expenses recognized before amortization	362	326
DAC and other intangible amortization	37	34
Total commissions and other expenses	$399	$360

DAC Deferrals
As a percentage of insurance premiums	2.3%	2.3%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three Months Ended March 31,
	2025	2024
Operating Revenues
Fee income	$72	$70
Net investment income	251	244
Other revenues (1)	4	8
Total operating revenues	327	322
Operating Expenses
Interest credited	170	166
Commissions and other expenses	119	115
Total operating expenses	289	281
Income (loss) from operations before taxes	38	41
Federal income tax expense (benefit)	4	5
Income (loss) from operations	$34	$36

(1) Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three Months Ended March 31, 2025 to 2024

Income from operations for this segment decreased due primarily to:

•Lower other revenues driven by a plan termination during the fourth quarter of 2024.
•Higher commissions and other expenses driven by higher trail commissions resulting from higher average daily separate account balances.

The decrease in income from operations was partially offset by the following:

•Higher net investment income, net of interest credited, driven by higher investment income on surplus investments, partially offset by lower average general account balances.
•Higher fee income driven by higher average daily separate account balances.

Additional Information

Net flows in this business fluctuate based on the timing of larger plans being implemented and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account balances caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account balances were 22% and 13% for the three months ended March 31, 2025 and 2024, respectively. The increase in the outflow rate was attributable primarily to a large plan termination during the first quarter of 2025.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Net Flows By Market table below as “Multi-Fund® and other”), which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account balances was 13% and 14% as of March 31, 2025 and 2024, respectively. Due to this overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on either a quarterly or semi-annual basis. Our ability to retain quarterly or semi-annual reset annuities will be subject to current competitive conditions at the time crediting rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements,” “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates and sustained high interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals and surrenders” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2024 Form 10-K. For information on the interest rate environment, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary – Industry Trends – Interest Rate Environment” in our 2024 Form 10-K.

Fee Income

Details underlying fee income (in millions) were as follows:

	For the Three Months Ended March 31,
	2025	2024
Fee Income
Annuity expense assessments	$53	$51
Mutual fund fees	18	18
Total expense assessments	71	69
Surrender charges	1	1
Total fee income	$72	$70

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

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three Months Ended March 31,
	2025	2024
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$231	$226
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	–	1
Surplus investments (2)	20	17
Total net investment income	$251	$244
Interest Credited	$170	$166

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

Account Balances

Details underlying account balances (dollars in millions) were as follows:

	As of or For the Three Months Ended March 31,
	2025	2024
Separate Account Balance Information (1)
Separate account deposits	$617	$551
Separate account net flows	(270)	(177)
Separate account balances	20,673	20,958
Average daily separate account balances	21,575	20,132
Average daily S&P 500® Index (2)	5,900	4,996
General Account Balance Information
General account deposits	$811	$790
General account net flows	(519)	(413)
General account balances	23,479	23,586
Average general account balances	23,552	23,655
Mutual Fund Account Balance Information
Mutual fund deposits	$2,687	$2,461
Mutual fund net flows	(1,395)	981
Mutual fund account balances (3)	65,081	62,268

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

	For the Three Months Ended March 31,
	2025	2024
Net Flows By Market
Small market	$(79)	$(32)
Mid – large market	(1,732)	847
Multi-Fund® and other	(373)	(424)
Total net flows	$(2,184)	$391

For more information on account balances, see Notes 9 and 10.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three Months Ended March 31,
	2025	2024
Commissions and Other Expenses
Commissions:
Deferrable	$1	$1
Non-deferrable	26	22
General and administrative expenses	84	86
Taxes, licenses and fees	7	6
Total expenses incurred	118	115
DAC deferrals	(4)	(5)
Total expenses recognized before amortization	114	110
DAC amortization	5	5
Total commissions and other expenses	$119	$115

DAC Deferrals
As a percentage of annuity sales/deposits	0.3%	0.4%

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

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three Months Ended March 31,
	2025	2024 (1)
Operating Revenues
Insurance premiums (2)	$–	$2
Net investment income (3)	41	16
Other revenues (4)	11	9
Total operating revenues	52	27
Operating Expenses
Benefits	5	6
Interest credited	13	9
Policyholder liability remeasurement (gain) loss	–	(1)
Other expenses	66	51
Interest and debt expense	80	81
Total operating expenses	164	146
Income (loss) from operations before taxes	(112)	(119)
Federal income tax expense (benefit)	(17)	(23)
Income (loss) from operations	$(95)	$(96)
(1)    The prior period presentation was recast to conform to the revised definition of income (loss) from operations. See Note 15 for additional information.
(2)    Includes our disability income business, which has a corresponding offset in benefits for changes in reserves.
(3)    Includes our institutional pension business, which has a corresponding offset in premiums and benefits for changes in reserves, and funding agreements, which has a partial offset in interest credited. For information on funding agreements, see Note 10.
(4)    Includes certain third-party advisory fees, which has a partial offset in other expenses.

Comparison of the Three Months Ended March 31, 2025 to 2024

Loss from operations for Other Operations modestly decreased due primarily to higher net investment income, net of interest credited, related to higher allocated investments driven by an increase in excess capital retained by Other Operations. The decrease in loss from operations was partially offset by lower other revenues due to the effect of market fluctuations on assets held as part of certain compensation plans.

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

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three Months Ended March 31,
	2025	2024 (1)
General and administrative expenses:
Legal	$1	$1
Branding	8	12
Other (2)	59	44
Total general and administrative expenses	68	57
DAC and VOBA deferrals	(2)	–
Other (3)	–	(6)
Total other expenses	$66	$51

(1)    The prior period presentation was recast to conform to the revised definition of income (loss) from operations. See Note 15 for additional information.
(2)    Includes expenses that are corporate in nature and not allocated to our business segments.
(3)    Consists primarily of reimbursements to Other Operations from the Life Insurance segment for the use of proceeds from certain issuances of senior notes that were used as long-term structured solutions, net of expenses incurred by Other Operations for its access to a financing facility and issuance of letters of credit (“LOCs”) and taxes, licenses and fees.

Interest and Debt Expense

Our current level of interest expense may not be indicative of the future due to, among other things, the timing of the use of cash and the future cost of capital. For additional information on our financing activities, see “Liquidity and Capital Resources – Holding Company Sources and Uses of Liquidity and Capital – Debt” below.

CONSOLIDATED INVESTMENTS

Details underlying consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of March 31,	As of December 31,	As of March 31,	As of December 31,
	2025	2024	2025	2024
Investments
Fixed maturity AFS securities	$88,297	$87,111	68.3%	67.4%
Trading securities	1,984	2,025	1.5%	1.6%
Equity securities	345	294	0.3%	0.2%
Mortgage loans on real estate	21,558	21,083	16.7%	16.3%
Policy loans	2,529	2,476	2.0%	1.9%
Derivative investments	7,849	9,677	6.1%	7.5%
Alternative investments	4,006	3,836	3.1%	3.0%
Other investments	2,647	2,752	2.0%	2.1%
Total investments	$129,215	$129,254	100.0%	100.0%

Investment Objective

Investments are an integral part of our operations. We follow a balanced approach to investing for both current income and prudent risk management, with an emphasis on generating sufficient current income, net of income tax, to meet our obligations to customers, as well as other general liabilities. This balanced approach requires the evaluation of expected return and risk of each asset class utilized, while still meeting our income objectives. This approach is important to our asset-liability management because decisions can be made based upon both the economic and current investment income considerations affecting assets and liabilities. For a discussion of our risk management process, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Form 10-K.

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

	As of March 31, 2025
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$14,269	$110	$1,267	$13,112	14.8%
Basic industry	3,375	42	372	3,045	3.4%
Capital goods	6,170	59	696	5,533	6.3%
Communications	3,208	49	416	2,841	3.2%
Consumer cyclical	5,786	44	553	5,277	6.0%
Consumer non-cyclical	14,988	124	2,210	12,902	14.7%
Energy	2,981	29	314	2,696	3.1%
Technology	4,759	21	567	4,213	4.8%
Transportation	3,456	32	357	3,131	3.5%
Industrial other	2,481	9	448	2,042	2.3%
Utilities	12,530	92	1,663	10,959	12.4%
Government-related entities	1,337	19	222	1,134	1.3%
Collateralized mortgage and other obligations (“CMOs”):
Agency backed	1,191	3	142	1,052	1.2%
Non-agency backed	324	24	4	344	0.4%
Mortgage pass through securities (“MPTS”):
Agency backed	583	2	40	545	0.6%
Commercial mortgage-backed securities (“CMBS”):
Non-agency backed	1,961	6	137	1,830	2.1%
Asset-backed securities (“ABS”):
Collateralized loan obligations (“CLOs”)	8,004	14	233	7,785	8.8%
Other (2)	6,467	96	107	6,456	7.3%
Municipals:
Taxable	2,710	21	412	2,319	2.6%
Tax-exempt	34	–	3	31	0.0%
Government:
United States	567	5	34	538	0.6%
Foreign	282	13	56	239	0.3%
Hybrid and redeemable preferred securities	258	25	10	273	0.3%
Total fixed maturity AFS securities	97,721	839	10,263	88,297	100.0%
Trading Securities (3)	2,105	40	161	1,984
Equity Securities	368	7	30	345
Total fixed maturity AFS, trading and equity securities	$100,194	$886	$10,454	$90,626

	As of December 31, 2024
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$14,276	$97	$1,396	$12,977	14.9%
Basic industry	3,395	40	381	3,054	3.5%
Capital goods	6,223	51	745	5,529	6.4%
Communications	3,242	49	437	2,854	3.3%
Consumer cyclical	5,899	38	593	5,344	6.1%
Consumer non-cyclical	15,042	115	2,356	12,801	14.7%
Energy	3,000	27	341	2,686	3.1%
Technology	4,708	19	620	4,107	4.7%
Transportation	3,451	28	370	3,109	3.6%
Industrial other	2,450	7	445	2,012	2.3%
Utilities	12,494	76	1,750	10,820	12.4%
Government-related entities	1,362	16	221	1,157	1.3%
CMOs:
Agency backed	1,202	3	168	1,037	1.2%
Non-agency backed	328	21	4	345	0.4%
MPTS:
Agency backed	529	–	48	481	0.6%
CMBS:
Non-agency backed	1,817	4	156	1,665	1.9%
ABS:
CLOs	8,307	21	277	8,051	9.2%
Other (2)	5,895	78	144	5,829	6.6%
Municipals:
Taxable	2,765	18	443	2,340	2.7%
Tax-exempt	33	–	2	31	0.0%
Government:
United States	429	3	41	391	0.5%
Foreign	282	11	56	237	0.3%
Hybrid and redeemable preferred securities	240	25	11	254	0.3%
Total fixed maturity AFS securities	97,369	747	11,005	87,111	100.0%
Trading Securities (3)	2,168	35	178	2,025
Equity Securities	310	6	22	294
Total fixed maturity AFS, trading and equity securities	$99,847	$788	$11,205	$89,430

(1) Represents amortized cost, net of the allowance for credit losses.
(2) Includes securities collateralized by consumer loans, equipment loans and other asset types.
(3) Certain of our trading securities support our reinsurance funds withheld and modified coinsurance agreements and the investment results are passed directly to the reinsurers. See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Fixed Maturity and Equity Securities Portfolios – Trading Securities” in our 2024 Form 10-K for more information.

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

The quality of our fixed maturity AFS securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

		As of March 31, 2025			As of December 31, 2024
	Rating Agency	Net			Net
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	AAA / AA / A	$58,615	$52,575	59.6%	$58,103	$51,596	59.2%
2	BBB	36,157	32,854	37.2%	36,224	32,583	37.4%
Total investment grade securities		94,772	85,429	96.8%	94,327	84,179	96.6%

Below Investment Grade Securities
3	BB	875	825	0.9%	960	910	1.0%
4	B	1,878	1,856	2.1%	1,857	1,826	2.1%
5	CCC and lower	122	112	0.1%	138	124	0.2%
6	In or near default	74	75	0.1%	87	72	0.1%
Total below investment grade securities		2,949	2,868	3.2%	3,042	2,932	3.4%
Total fixed maturity AFS securities		$97,721	$88,297	100.0%	$97,369	$87,111	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities	3.0%	3.2%	3.1%	3.4%

(1) Based upon the rating designations determined and provided by the National Association of Insurance Commissioners (“NAIC”) or the major credit rating agencies (Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P Global Ratings (“S&P”)). For securities where the ratings assigned by the major credit rating agencies are not equivalent, the second lowest rating assigned is used. For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings. The average credit quality was A- as of March 31, 2025.

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

As of March 31, 2025, and December 31, 2024, 97% of the total fixed maturity AFS securities in an unrealized loss position were investment grade. Our gross unrealized losses recognized in OCI on fixed maturity AFS securities as of March 31, 2025, decreased by $742 million since December 31, 2024. For the three months ended March 31, 2025, we recognized $122 million of gross losses, on fixed maturity AFS securities, which were primarily related to sales that support our reinsurance funds withheld agreements where the investment results are passed directly to the reinsurers. For the three months ended March 31, 2024, we recognized $61 million of gross losses on fixed maturity AFS securities, which were primarily related to portfolio rebalancing.

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require a credit allowance. We do not believe the unrealized loss position as of March 31, 2025, required an impairment recognized in earnings as: (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. This conclusion is consistent with our asset-liability management process. Management considered the following as part of the evaluation:

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

We recognized $(28) million of credit loss benefit (expense) on our fixed maturity AFS securities for the three months ended March 31, 2025, and $(2) million for the corresponding period in 2024. In order to determine the amount of credit loss, we calculated the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover. To determine the recoverability, we considered the facts and circumstances surrounding the underlying issuer including, but not limited to, the following:

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

For information on credit loss impairment on fixed maturity AFS securities, see Notes 3 and 16 herein and Note 1 in our 2024 Form 10-K.

As reported on the Consolidated Balance Sheets, we had $133.5 billion of investments and cash and invested cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers and amounts on deposit with reinsurers, which totaled $110.4 billion as of March 31, 2025. If it were necessary to liquidate fixed maturity AFS securities prior to maturity or call to meet cash flow needs, we would first look to those fixed maturity AFS securities that are in an unrealized gain position, which had a fair value of $23.3 billion as of March 31, 2025, rather than selling fixed maturity AFS securities in an unrealized loss position. The amount of cash that we have on hand at any point in time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business. For additional information, see “Liquidity and Capital Resources” below.

As of March 31, 2025, and December 31, 2024, the estimated fair value for all private placement securities was $21.5 billion and $20.9 billion, respectively, representing 17% and 16% of total investments, respectively.

Mortgage-Backed Securities (Included in Fixed Maturity AFS and Trading Securities)

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Mortgage-Backed Securities” in our 2024 Form 10-K for a discussion of our mortgage-backed securities.

The market value of fixed maturity AFS and trading securities backed by subprime loans was $180 million and represented less than 1% of our total investment portfolio as of March 31, 2025. Fixed maturity AFS securities represented $173 million, or 96%, and trading securities represented $7 million, or 4%, of the subprime exposure as of March 31, 2025. The table below summarizes our investments in fixed maturity AFS securities backed by pools of residential mortgages (in millions) as of March 31, 2025:

	Agency		Non-Agency		Total
	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value
Type
RMBS	$1,774	$1,598	$324	$343	$2,098	$1,941
ABS home equity	–	–	157	191	157	191
Total by type (1)(2)	$1,774	$1,598	$481	$534	$2,255	$2,132

NAIC Designation
1	$1,774	$1,598	$454	$502	$2,228	$2,100
2	–	–	5	5	5	5
3	–	–	10	9	10	9
4	–	–	10	16	10	16
5	–	–	2	2	2	2
6	–	–	–	–	–	–
Total by NAIC designation (1)(2)(3)	$1,774	$1,598	$481	$534	$2,255	$2,132

Total fixed maturity AFS securities backed by pools of
residential mortgages as a percentage of total fixed maturity AFS securities	2.3%	2.4%

Total non-agency backed as a percentage of total fixed maturity AFS securities	0.5%	0.6%

(1) Does not include the amortized cost of trading securities totaling $71 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $71 million in trading securities consisted of $14 million agency and $57 million non-agency.
(2) Does not include the fair value of trading securities totaling $63 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $63 million in trading securities consisted of $13 million agency and $50 million non-agency.
(3) Based upon the rating designations determined and provided by the NAIC.

None of these investments included any direct investments in subprime lenders or mortgages. We are not aware of material exposure to subprime loans in our alternative investment portfolio.

The following summarizes our investments in fixed maturity AFS securities backed by pools of commercial mortgages (in millions) as of March 31, 2025:

	Multiple Property			Single Property			Total
	Net Amortized Cost	Fair Value		Net Amortized Cost	Fair Value		Net Amortized Cost	Fair Value
Type
CMBS (1)(2)	$1,879	$1,754		$82	$76		$1,961	$1,830

NAIC Designation
1	$1,874	$1,749		$82	$76		$1,956	$1,825
2	5	5		–	–		5	5
3	–	–		–	–		–	–
4	–	–		–	–		–	–
5	–	–		–	–		–	–
6	–	–	—	–	–	—	–	–
Total by NAIC designation (1)(2)(3)	$1,879	$1,754		$82	$76		$1,961	$1,830

Total fixed maturity AFS securities backed by pools of
commercial mortgages as a percentage of total fixed maturity AFS securities	2.0%	2.1%

(1) Does not include the amortized cost of trading securities totaling $125 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $125 million in trading securities consisted of $76 million of multiple property CMBS and $49 million of single property CMBS.
(2) Does not include the fair value of trading securities totaling $108 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $108 million in trading securities consisted of $69 million of multiple property CMBS and $39 million of single property CMBS.
(3) Based upon the rating designations determined and provided by the NAIC.

The following summarizes our investments in asset-backed securities within fixed maturity AFS securities (in millions) as of March 31, 2025:

	CLOs			Other			Total
	Net Amortized Cost	Fair Value		Net Amortized Cost	Fair Value		Net Amortized Cost	Fair Value
Type
ABS (1)(2)	$8,004	$7,785		$6,467	$6,456		$14,471	$14,241

NAIC Designation
1	$7,755	$7,537		$4,850	$4,847		$12,605	$12,384
2	249	248		1,543	1,527		1,792	1,775
3	–	–		–	–		–	–
4	–	–		6	14		6	14
5	–	–		–	–		–	–
6	–	–	–	68	68	–	68	68
Total by NAIC designation (1)(2)(3)	$8,004	$7,785		$6,467	$6,456		$14,471	$14,241

(1) Does not include the amortized cost of trading securities totaling $416 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $416 million in trading securities consisted of $287 million of CLOs and $129 million of Other ABS.

(2) Does not include the fair value of trading securities totaling $409 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $409 million in trading securities consisted of $287 million of CLOs and $122 million of Other ABS.
(3) Based upon the rating designations determined and provided by the NAIC.

Composition by Industry Categories of our Unrealized Losses on Fixed Maturity AFS Securities

When considering unrealized gain and loss information, it is important to recognize that the information relates to the position of securities at a particular point in time and may not be indicative of the position of our investment portfolios subsequent to the balance sheet date. Further, because the timing of the recognition of realized investment gains and losses through the selection of which securities are sold is largely at management’s discretion, it is important to consider the information provided below within the context of the overall unrealized gain or loss position of our investment portfolios. These are important considerations that should be included in any evaluation of the potential effect of securities in an unrealized loss position on our future earnings. The composition by industry categories of all fixed maturity AFS securities in an unrealized loss position (in millions) as of March 31, 2025, was as follows:

	Net Amortized Cost	% Net Amortized Cost	Gross Unrealized Losses	% Gross Unrealized Losses	Fair Value	% Fair Value
Healthcare	$5,765	7.7%	$1,219	11.9%	$4,546	7.0%
Electric	6,994	9.3%	1,125	11.0%	5,869	9.0%
Technology	3,793	5.0%	567	5.5%	3,226	5.0%
Food and beverage	3,599	4.8%	526	5.1%	3,073	4.7%
Industrial – other	2,093	2.8%	455	4.4%	1,638	2.4%
Local authorities	2,159	2.9%	420	4.1%	1,739	2.7%
Banking	4,642	6.2%	360	3.5%	4,282	6.6%
ABS	7,328	9.7%	327	3.2%	7,001	10.8%
Pharmaceuticals	2,124	2.8%	308	3.0%	1,816	2.8%
Diversified manufacturing	2,185	2.9%	301	2.9%	1,884	2.9%
Natural gas	1,542	2.0%	273	2.7%	1,269	2.0%
Retail	1,549	2.1%	249	2.4%	1,300	2.0%
Chemicals	1,833	2.4%	243	2.4%	1,590	2.4%
Brokerage asset management	1,610	2.1%	218	2.1%	1,392	2.1%
Transportation services	1,859	2.5%	205	2.0%	1,654	2.5%
Property and casualty	1,351	1.8%	205	2.0%	1,146	1.8%
Aerospace and defense	1,310	1.7%	199	1.9%	1,111	1.7%
Life insurance	1,220	1.6%	198	1.9%	1,022	1.6%
Utility – other	1,138	1.5%	186	1.8%	952	1.5%
Government-sponsored	468	0.6%	154	1.5%	314	0.5%
Midstream	1,344	1.8%	151	1.5%	1,193	1.8%
Wirelines	847	1.1%	150	1.5%	697	1.1%
Railroads	835	1.1%	147	1.4%	688	1.1%
Non-agency CMBS	1,524	2.0%	136	1.3%	1,388	2.1%
Consumer products	903	1.2%	127	1.2%	776	1.2%
Integrated	657	0.9%	118	1.1%	539	0.8%
Wireless	676	0.9%	117	1.1%	559	0.9%
Automotive	1,339	1.8%	114	1.1%	1,225	1.9%
Industries with unrealized losses
less than $100 million	12,603	16.8%	1,465	14.5%	11,138	17.1%
Total by industry	$75,290	100.0%	$10,263	100.0%	$65,027	100.0%

Total by industry as a percentage of
total fixed maturity AFS securities	77.0%	100.0%	73.6%

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of March 31, 2025
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$17,587	$3,994	$21,581	99.4%
Delinquent (1)	25	47	72	0.3%
Foreclosure	–	59	59	0.3%
Total mortgage loans on real estate before allowance	17,612	4,100	21,712	100.0%
Allowance for credit losses	(98)	(56)	(154)
Total mortgage loans on real estate	$17,514	$4,044	$21,558

	As of December 31, 2024
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$17,546	$3,572	$21,118	99.4%
Delinquent (1)	25	33	58	0.3%
Foreclosure	–	59	59	0.3%
Total mortgage loans on real estate before allowance	17,571	3,664	21,235	100.0%
Allowance for credit losses	(99)	(53)	(152)
Total mortgage loans on real estate	$17,472	$3,611	$21,083

(1) Includes certain mortgage loans on real estate that support our modified coinsurance agreements, where the investment results are passed directly to the reinsurers. As of March 31, 2025, and December 31, 2024, the fair value of such commercial mortgage loans on real estate that were in delinquent status was $21 million.

As of March 31, 2025, there were specifically identified impaired commercial and residential mortgage loans with an aggregate carrying value of $34 million and $66 million, respectively, or less than 1% of total mortgage loans on real estate. As of December 31, 2024, there were specifically identified impaired commercial and residential mortgage loans with an aggregate carrying value of $36 million and $58 million, respectively, or less than 1% of total mortgage loans on real estate.

The total outstanding principal and interest on commercial mortgage loans that were two or more payments delinquent, excluding foreclosures, as of March 31, 2025, and December 31, 2024, was $34 million, or less than 1% of total mortgage loans on real estate. The total outstanding principal and interest on residential mortgage loans that were three or more payments delinquent, excluding foreclosures, as of March 31, 2025, and December 31, 2024, was $46 million and $32 million, respectively, or less than 1% of total mortgage loans on real estate.

The carrying value of mortgage loans on real estate by business segment and Other Operations (in millions) was as follows:

	As of March 31, 2025	As of December 31, 2024
Segment
Annuities	$9,212	$8,783
Life Insurance	3,490	3,527
Group Protection	1,607	1,608
Retirement Plan Services	5,413	5,380
Other Operations	1,836	1,785
Total mortgage loans on real estate	$21,558	$21,083

The composition of commercial mortgage loans (in millions) by property type, geographic region and state is shown below as of March 31, 2025:

	Carrying Value	%		Carrying Value	%
Property Type			State
Apartment	$5,455	31.1%	CA	$4,712	26.9%
Industrial	5,124	29.3%	TX	1,694	9.7%
Office building	3,123	17.8%	FL	1,007	5.7%
Retail	2,764	15.8%	AZ	904	5.2%
Other commercial	798	4.6%	NY	895	5.2%
Mixed use	144	0.8%	PA	890	5.1%
Hotel/motel	106	0.6%	WA	670	3.9%
Total	$17,514	100.0%	MD	670	3.8%
Geographic Region			GA	605	3.5%
Pacific	5,688	32.5%	TN	528	3.0%
South Atlantic	3,666	20.8%	NC	498	2.8%
Middle Atlantic	2,188	12.5%	VA	424	2.4%
West South Central	1,831	10.5%	UT	404	2.3%
Mountain	1,605	9.2%	NJ	403	2.3%
East North Central	1,104	6.3%	IL	340	1.9%
East South Central	641	3.7%	OH	318	1.8%
West North Central	444	2.5%	OR	305	1.7%
New England	347	2.0%	All other states	2,247	12.8%
Total	$17,514	100.0%	Total	$17,514	100.0%

The following table shows the principal amount (in millions) of our commercial and residential mortgage loans by year in which the principal is contractually obligated to be repaid:

	As of March 31, 2025
	Commercial	Residential	Total	%
Principal Repayment Year
2025	$848	$405	$1,253	5.8%
2026	1,399	285	1,684	7.8%
2027	1,850	50	1,900	8.8%
2028	2,194	47	2,241	10.3%
2029	1,884	50	1,934	8.9%
2030 and thereafter	9,474	3,172	12,646	58.4%
Total	$17,649	$4,009	$21,658	100.0%

See Note 3 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for credit losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three Months Ended March 31,
	2025	2024
Annuities	$2	$2
Life Insurance	70	74
Group Protection	1	1
Retirement Plan Services	2	1
Total (1)	$75	$78

(1) Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of March 31, 2025, and December 31, 2024, alternative investments included investments in 370 and 371 different partnerships, respectively, and the portfolio represented approximately 3% of total investments. The partnerships do not represent off-balance sheet financing and generally involve several third-party partners. Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and are not material to our liquidity. Alternative investments are accounted for using the equity method of accounting and are included in other investments on the Consolidated Balance Sheets.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three Months Ended March 31,
	2025	2024
Net Investment Income
Fixed maturity AFS securities	$1,059	$1,051
Trading securities	26	32
Equity securities	3	4
Mortgage loans on real estate	251	196
Policy loans	26	25
Cash and invested cash	59	37
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	2	2
Alternative investments (2)	75	78
Other investments	23	15
Investment income	1,524	1,440
Investment expense	(67)	(94)
Net investment income	$1,457	$1,346

(1) See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2) See “Alternative Investments” above for additional information.

	For the Three Months Ended March 31,
	2025	2024
Interest Rate Yield
Fixed maturity AFS securities, mortgage loans on
real estate and other, net of investment expenses	4.23%	4.00%
Commercial mortgage loan prepayment and
bond make-whole premiums	0.01%	0.00%
Alternative investments	0.23%	0.26%
Net investment income yield on invested assets	4.47%	4.26%

We earn investment income on our general account investments supporting our liabilities associated with investment-type annuities (including RILA, individual and group fixed and fixed portion of variable annuities, fixed indexed deferred annuities and non-life contingent payout fixed annuities), UL, MoneyGuard(R), VUL, IUL and funding agreement products. The profitability of our products is affected by our ability to achieve target spreads, or margins, between the interest income earned on the general account assets and the interest credited to the policyholder account balance. The net investment income and the interest rate yield tables above each include commercial mortgage loan prepayments and bond make-whole premiums, alternative investments and contingent interest and standby real estate equity commitments. These items can vary significantly from period to period due to a number of factors and, therefore, can provide results that are not indicative of the underlying trends.

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

Disruptions, uncertainty or volatility in the capital and credit markets may materially affect our business operations and results of operations and may adversely affect our subsidiaries’ capital position, which may cause them to retain more capital. This in turn may pressure our subsidiaries’ ability to pay dividends to LNC, which may lead us to take steps to preserve or raise additional capital. We believe we have appropriate capital to operate our business in accordance with our strategy. For more information, see “Subsidiaries’ Capital” below.

For factors that could cause actual results to differ materially from those set forth in this section and that could affect our expectations for liquidity and capital, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2024 Form 10-K.

Consolidated Sources and Uses of Liquidity and Capital

Our primary sources of liquidity and capital are insurance premiums and fees, investment income, maturities and sales of investments, issuance of debt or other types of securities and policyholder deposits. We also have access to alternative sources of liquidity as discussed below. Our primary uses are to pay policy claims and benefits, to fund commissions and other general operating expenses, to purchase investments, to fund policy surrenders and withdrawals, to pay dividends to our common and preferred stockholders, to repurchase our common stock and to repay debt. Our operating activities provided (used) cash of $(272) million and $(1.3) billion for the three months ended March 31, 2025 and 2024, respectively. Cash flows from operating activities will fluctuate based on the timing of insurance premiums received and benefit payments to policyholders, as well as other business activities including cash payments on certain derivatives used to hedge exposure to product-related risks.

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

Details underlying the primary sources of the holding company’s liquidity (in millions) were as follows:

	For the Three Months Ended March 31,
	2025	2024
Cash Dividends and Return of Capital from Subsidiaries
The Lincoln National Life Insurance Company	$230	$180
Total cash dividends and return of capital from subsidiaries	$230	$180

Interest from Subsidiaries
Interest on inter-company notes	$35	$40

The table above focuses on significant and recurring cash flow items and excludes the effects of certain financing activities, including the periodic issuance and retirement of debt, issuance of preferred stock, cash flows related to our inter-company cash management program and certain investing activities, including capital contributions to subsidiaries. These activities are discussed below. Taxes have been eliminated from the analysis due to a tax sharing agreement among our primary subsidiaries resulting in a modest effect on net cash flows at the holding company. Also excluded from this analysis is the modest amount of investment income on short-term investments of the holding company and employee stock exercise activity related to our stock-based incentive compensation plans. See “Part IV – Item 15(a)(2) Financial Statement Schedules – Schedule II – Condensed Financial Information of Registrant” in our 2024 Form 10-K for the holding company cash flow statement. For information regarding limits on the dividends that our insurance subsidiaries may pay without prior approval, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Holding Company Sources and Uses of Liquidity and Capital – Restrictions on Subsidiaries’ Dividends” in our 2024 Form 10-K.

Subsidiaries’ Capital

Our insurance subsidiaries must maintain certain regulatory capital levels. We utilize the RBC ratio as a primary measure of the capital adequacy of our insurance subsidiaries. The RBC ratio is an important factor in the determination of the credit and financial strength ratings of LNC and its subsidiaries, as a reduction in our insurance subsidiaries’ surplus will affect their RBC ratios and dividend-paying capacity. For additional information on RBC ratios, see “Part I – Item 1. Business – Regulatory – Insurance Regulation – Risk-Based Capital” in our 2024 Form 10-K.

Our insurance subsidiaries’ regulatory capital levels are affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. For instance, our term products and UL products containing secondary guarantees subject to the NAIC RBC framework require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”) and Actuarial Guideline XXXVIII (“AG38”), respectively. Our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives or reinsurance subsidiaries. Our captive reinsurance and reinsurance subsidiaries provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner and free up capital the insurance subsidiaries can use for any number of purposes, including paying dividends to the holding company. We use long-dated LOCs and debt financing as well as other financing strategies to finance those reserves. Included in the LOCs issued as of March 31, 2025, was $1.7 billion of long-dated LOCs issued to support inter-company reinsurance agreements for term products and UL products containing secondary guarantees. For information on the LOCs, see the credit facilities table in Note 13 in our 2024 Form 10-K. Our captive reinsurance and reinsurance subsidiaries have also issued long-term notes of $3.7 billion to finance a portion of the excess reserves associated with our term and UL products with secondary guarantees as of March 31, 2025; of this amount, $3.0 billion involve exposure to variable interest entities. For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 4 in our 2024 Form 10-K. We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees. LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.

Statutory reserves for variable annuity guaranteed benefit riders and guaranteed benefits on VUL policies, as well as certain components of the NAIC RBC calculation that are impacted by such guaranteed benefits, are sensitive to changes in the equity markets and interest rates, and such statutory reserves and our RBC levels are also affected by the level of account balances relative to the level of any guarantees, product design and reinsurance arrangements. As a result, the relationship between reserve changes and equity market performance is non-linear during any given reporting period. Our insurance subsidiaries cede a portion of the variable annuity guaranteed benefit riders to Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”) through a modified coinsurance agreement. Our variable annuity hedge program mitigates the risk to LNBAR from guaranteed benefit riders and continues to focus on generating sufficient income to fund future claims with a goal of maximizing distributable earnings and explicitly protecting capital. LNL also uses a partial hedge that mitigates potential capital volatility from guaranteed benefits on VUL policies. Market conditions greatly influence the ultimate capital required due to its effect on the valuation of reserves and supporting derivatives. For more information, see Note 4 in our 2024 Form 10-K.

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

LNC made no capital contributions in cash to subsidiaries for the three months ended March 31, 2025 and 2024.

Debt

Although our subsidiaries currently generate adequate cash flow to meet the needs of our normal operations, periodically LNC may issue debt to maintain ratings and increase liquidity, as well as to fund internal growth, acquisitions and the retirement of its debt.

Details underlying our debt activities (in millions) for the three months ended March 31, 2025, were as follows:

	Beginning Balance	Issuance	Maturities, Repayments and Refinancing	Change in Fair Value Hedges	Other Changes (1)	Ending Balance
Short-Term Debt
Current maturities of long-term debt (2)	$300	$–	$(300)	$–	$–	$–

Long-Term Debt
Senior notes	4,498	–	–	15	(3)	4,510
Term loans	150	–	–	–	–	150
Subordinated notes (3)	995	–	–	–	–	995
Capital securities (3)	213	–	–	–	–	213
Total long-term debt	$5,856	$–	$–	$15	$(3)	$5,868

(1) Includes the non-cash reclassification of long-term debt to current maturities of long-term debt, accretion (amortization) of discounts and premiums, amortization of debt issuance costs and amortization of adjustments from discontinued hedges, as applicable.
(2) We repaid our 3.35% Senior Notes that matured on March 9, 2025.
(3) We use interest rate swaps to partially hedge the variability in rates.

LNC made interest payments to service debt to third parties of $82 million and $62 million for the three months ended March 31, 2025 and 2024, respectively.

For additional information about our short-term and long-term debt and our credit facilities, see Note 13 in our 2024 Form 10-K.

Preferred Stock

Details underlying preferred stock dividends paid (in millions) were as follows:

	For the Three Months Ended March 31,
	2025	2024
Series C preferred stock dividends	$23	$23
Series D preferred stock dividends	11	11
Total preferred stock dividends	$34	$34

For additional information on preferred stock, see Note 14 herein and Note 18 in our 2024 Form 10-K.

Return of Capital to Common Stockholders

One of our primary goals is to provide a return to our common stockholders through share price accretion, dividends and stock repurchases. In determining dividends, the Board of Directors takes into consideration items such as current and expected earnings, capital needs, rating agency considerations and requirements for financial flexibility. The amount and timing of share repurchases depends on key capital ratios, rating agency expectations, the generation of dividends from our subsidiaries and an evaluation of the costs and benefits associated with alternative uses of capital. We did not repurchase any shares of common stock under our buyback program for the three months ended March 31, 2025 and 2024. For additional information regarding share repurchases, see “Part II – Item 2(c)” below.

Details underlying return of capital to common stockholders (in millions) were as follows:

	For the Three Months Ended March 31,
	2025	2024
Dividends to common stockholders	$77	$76
Total cash returned to common stockholders	$77	$76

Alternative Sources of Liquidity

Inter-Company Cash Management Program

To meet short-term liquidity needs that arise in the ordinary course of business, we utilize an inter-company cash management program between LNC and participating subsidiaries whereby participating subsidiaries can borrow cash from or lend cash to LNC. Loans under the inter-company cash management program are permitted under applicable insurance laws subject to certain restrictions. For our Indiana-domiciled insurance subsidiary, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC. As of March 31, 2025, LNC had $76 million of outstanding borrowings from the cash management program related primarily to collateral posting requirements on derivatives. As of
March 31, 2025, LNC did not have outstanding lending into the cash management program.

Facility Agreement for Senior Notes Issuance

LNC entered into a facility agreement in 2020 with a Delaware trust that gives LNC the right over a 10-year period to issue, from time to time, up to $500 million of 2.330% senior notes to the trust in exchange for a corresponding amount of U.S. Treasury securities held by the trust. By agreeing to purchase the 2.330% senior notes in exchange for U.S. Treasury securities upon exercise of the issuance right, the trust will provide a source of liquid assets for the Company. The issuance right will be exercised automatically in full upon our failure to make certain payments to the trust, if the failure to pay is not cured within 30 days, or upon certain bankruptcy events involving LNC. We are also required to exercise the issuance right in full if consolidated stockholders’ equity (excluding AOCI) falls below a minimum threshold (which was $2.75 billion as of March 31, 2025, and is subject to adjustment from time to time in certain cases) and upon certain other events described in the facility agreement. For additional information, see Note 13 in our 2024 Form 10-K.

Federal Home Loan Bank

Our primary insurance subsidiary, LNL, is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of March 31, 2025, LNL had an estimated maximum borrowing capacity of $7.0 billion under the FHLBI facility and maximum available borrowing based on qualifying assets of $4.9 billion. As of March 31, 2025, LNL had outstanding borrowings of $2.5 billion under this facility reported within payables for collateral on investments on the Consolidated Balance Sheets. Lincoln Life & Annuity Company of New York (“LLANY”) is a member of the Federal Home Loan Bank of New York (“FHLBNY”) with an estimated maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of March 31, 2025, LLANY had no outstanding borrowings under this facility. For additional information, see “Payables for Collateral on Investments” in Note 3.

Repurchase Agreements and Securities Lending Programs

Our insurance and reinsurance subsidiaries had access to $2.6 billion through committed repurchase agreements, of which none was utilized as of March 31, 2025. Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can also access liquidity through securities lending programs and uncommitted repurchase agreements. As of March 31, 2025, our insurance subsidiaries had securities pledged under securities lending agreements and uncommitted repurchase agreements with a carrying value of $167 million and $57 million, respectively. For additional information, see “Payables for Collateral on Investments” in Note 3.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net collateral payable position) and posted with counterparties (when we are in a net collateral receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of March 31, 2025, we were in a net collateral payable position of $5.5 billion compared to $7.1 billion as of December 31, 2024. In the event of adverse changes in fair value of our derivative instruments, we may need to return, post or pledge collateral to counterparties. If we do not have sufficient high quality securities or cash to provide as collateral to counterparties, we have alternative sources of liquidity. In addition to the liquidity from repurchase agreements and FHLB facilities discussed above, we also have a five-year revolving credit facility discussed in Note 13 in our 2024 Form 10-K. For additional information, see “Credit Risk” in Note 5.

Ratings

Financial Strength Ratings

See “Part I – Item 1. Business – Financial Strength Ratings” in our 2024 Form 10-K for information on our financial strength ratings.

Credit Ratings

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Ratings” in our 2024 Form 10-K for information on our credit ratings.

If our current financial strength ratings or credit ratings were downgraded in the future, terms in our derivative agreements and/or certain repurchase agreements may be triggered, which could negatively affect overall liquidity. For the majority of our derivative counterparties, there is a termination event if the long-term credit ratings of LNC drop below BBB-/Baa3 (S&P/Moody’s) or if the financial strength ratings of LNL drop below BBB-/Baa3 (S&P/Moody’s). For certain repurchase agreements, there is a termination event if the long-term credit ratings of LNC drop below BBB-/Baa3 (S&P/Moody’s) or if the financial strength ratings of LNL drop below BBB+/Baa1 (S&P/Moody’s). In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products. See “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2024 Form 10-K for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that considers diversification. We have exposures to several market risks including interest rate risk, equity market risk, credit risk and, to a lesser extent, foreign currency exchange risk. For information on these market risks, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Projections of any evaluation of control effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the lawsuit captioned Donald C. Meade v. Lincoln National Corporation, Ellen Cooper, Dennis Glass, and Randal Freitag (“Defendants”), previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”). On February 21, 2025, Defendants filed a motion to dismiss.

Reference is made to the lawsuits captioned Anthony Morgan, derivatively on behalf of Nominal Defendant Lincoln National Corporation v. Ellen G. Cooper, Deirdre P. Connelly, William H. Cunningham, Reginald Davis, Eric C. [G.] Johnson, Gary C. Kelly, M. Leanne Lachman, Dale LeFebvre, Janet Liang, Lynn M. Utter, Dennis Glass and Randal Freitag and Lincoln National Corporation and Harry Rosenthal, derivatively on behalf of Nominal Defendant Lincoln National Corporation v. Ellen G. Cooper, Deirdre P Connelly, William H. Cunningham, Reginald Davis, Eric C. [G.] Johnson, Gary C. Kelly, M. Leanne Lachman, Dale LeFebvre, Janet Liang, Lynn M. Utter, Dennis Glass and Randal Freitag and Lincoln National Corporation, both of which were previously disclosed in the 2024 Form 10-K. On February 28, 2025, the Court of Common Pleas of Delaware County, Pennsylvania, entered an order consolidating these two civil actions for all purposes under the matter name In Re Lincoln National Corporation Shareholder Derivative Litigation, No. CV-2024-0011319. By the same February 28, 2025, order, the court directed, among other things, that all proceedings and deadlines in this consolidated case be stayed until 30 days after resolution of all motions to dismiss (including the exhaustion of all related appeals) in the Donald C. Meade v. Lincoln National Corporation, Ellen Cooper, Dennis Glass, and Randal Freitag matter, discussed above and previously disclosed in the 2024 Form 10-K.

Reference is made to the lawsuit captioned Kelly Grink v. Virtua Health and Lincoln National Corporation et al., previously disclosed in the 2024 Form 10-K. On March 7, 2025, Plaintiffs filed an amended complaint which, inter alia, added an additional named plaintiff (Steven Molnar) and additional named defendants, including Lincoln Retirement Services Company, LLC, and [The] Lincoln National Life Insurance Company. The action seeks relief against the Lincoln defendants including the disgorgement of any profits they received as a result of the alleged breaches of fiduciary duty, together with plaintiffs’ attorney’s fees and costs, prejudgment and post-judgment interest and such other equitable or remedial relief as the court deems appropriate. On April 4, 2025, the Lincoln defendants filed a motion to dismiss.

See Note 13 in “Part I – Item 1. Financial Statements” for further discussion regarding these matters and other contingencies.

Item 1A. Risk Factors

In addition to the factors set forth in “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements – Cautionary Language,” you should carefully consider the risks described under “Part I – Item 1A. Risk Factors” in our 2024 Form 10-K. Such risks and uncertainties are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business, financial condition and results of operations could be materially affected. In that case, the value of our securities could decline substantially.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following summarizes purchases of equity securities by the Company during the quarter ended March 31, 2025 (dollars in millions, except per share data):

			(c) Total Number	(d) Approximate Dollar
	(a) Total		of Shares	Value of Shares
	Number	(b) Average	Purchased as Part of	that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs (1)	Plans or Programs (1)
1/1/25 – 1/31/25	–	$–	–	$714

2/1/25 – 2/28/25	–	–	–	714

3/1/25 – 3/31/25	–	–	–	714

(1) On November 10, 2021, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.5 billion. As of March 31, 2025, our remaining security repurchase authorization was $714 million. The security repurchase authorization does not have an expiration date. The amount and timing of share repurchases depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital. Our stock repurchases may be effected from time to time through open market purchases or in privately negotiated transactions and may be made pursuant to an accelerated share repurchase agreement or Rule 10b5-1 plan.

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2025, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 120, which is incorporated herein by reference.

LINCOLN NATIONAL CORPORATION
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended March 31, 2025

3.1
Amended and Restated Bylaws of Lincoln National Corporation (“LNC”), effective March 3, 2025, are incorporated by reference to Exhibit 3.1 to LNC’s Form 8-K (File No. 1-6028) filed with the Securities and Exchange Commission (“SEC”) on March 4, 2025.

10.1	Form of Long-Term Incentive Award Program Performance Cycle (“PSA”) Agreement for CEO (effective February 2025).*
10.2	Form of Restricted Stock Unit (“RSU”) Award Agreement for CEO (effective February 2025).*
10.3	Form of PSA Agreement for CEO (February 2025; alternate vesting).* ^
10.4	Form of RSU Award Agreement for CEO (February 2025; alternate vesting).*
10.5	Form of PSA Agreement for Senior Management Committee (“SMC”) (other than CEO) (effective February 2025).*
10.6	Form of RSU Award Agreement for SMC (other than CEO) (effective February 2025).*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* This exhibit is a management contract or compensatory plan or arrangement.
^ Schedules (or similar attachments) to this agreement have been omitted pursuant to Item 601(a) of Regulation S-K. LNC will furnish supplementally a copy of the schedule (or similar attachment) to the SEC, upon request.

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
Dated: May 8, 2025