Form 10-Q
period 2025-06-30
LINCOLN NATIONAL CORP
filed 2025-07-31
CIK 59558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
OR
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
Yes ☐   No  ☒

As of July 25, 2025, there were 189,580,412 shares of the registrant’s common stock outstanding.
—————————————————————————————————————————————————————

Lincoln National Corporation

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
LINCOLN NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of	As of
	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2025 - $98,529; 2024 - $97,415; allowance for credit losses: 2025 - $85; 2024 - $46)	$89,386	$87,111
Trading securities	1,909	2,025
Equity securities	341	294
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2025 - $232; 2024 - $232)	21,996	21,083
Policy loans	2,552	2,476
Derivative investments	8,349	9,677
Other investments	6,611	6,588
Total investments	131,144	129,254
Cash and invested cash	7,143	5,801
Deferred acquisition costs, value of business acquired and deferred sales inducements	12,604	12,537
Reinsurance recoverables, net of allowance for credit losses	28,440	28,750
Deposit assets, net of allowance for credit losses	31,754	30,776
Market risk benefit assets	4,577	4,860
Accrued investment income	1,136	1,108
Goodwill	1,144	1,144
Other assets	8,181	8,163
Separate account assets	172,942	168,438
Total assets	$399,065	$390,831
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Policyholder account balances	$129,209	$126,197
Future contract benefits	41,053	39,807
Funds withheld reinsurance liabilities	16,700	16,907
Market risk benefit liabilities	1,205	1,046
Deferred front-end loads	7,119	6,730
Payables for collateral on investments	8,466	10,020
Short-term debt	–	300
Long-term debt	5,767	5,856
Other liabilities	7,056	7,261
Separate account liabilities	172,942	168,438
Total liabilities	389,517	382,562
Contingencies and Commitments (See Note 14)
Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized:
Series C preferred stock – 20,000 shares authorized, issued and outstanding
as of June 30, 2025, and December 31, 2024	493	493
Series D preferred stock – 20,000 shares authorized, issued and outstanding
as of June 30, 2025, and December 31, 2024	493	493
Common stock – 800,000,000 shares authorized; 189,570,904 and 170,380,646 shares
issued and outstanding as of June 30, 2025, and December 31, 2024, respectively	5,545	4,674
Retained earnings	7,409	7,645
Accumulated other comprehensive income (loss)	(4,392)	(5,036)
Total stockholders’ equity	9,548	8,269
Total liabilities and stockholders’ equity	$399,065	$390,831
See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Insurance premiums	$1,682	$1,625	$3,358	$3,226
Fee income	1,340	1,339	2,706	2,662
Net investment income	1,466	1,332	2,924	2,679
Realized gain (loss)	(641)	663	(631)	230
Other revenues	197	194	378	472
Total revenues	4,044	5,153	8,735	9,269
Expenses
Benefits	1,994	2,008	4,062	4,011
Interest credited	916	853	1,805	1,675
Market risk benefit (gain) loss	(940)	(136)	353	(2,043)
Policyholder liability remeasurement (gain) loss	(88)	(105)	(146)	(117)
Commissions and other expenses	1,327	1,351	2,695	2,951
Interest and debt expense	(13)	86	67	167
Total expenses	3,196	4,057	8,836	6,644
Income (loss) before taxes	848	1,096	(101)	2,625
Federal income tax expense (benefit)	149	201	(78)	509
Net income (loss)	699	895	(23)	2,116
Other comprehensive income (loss), net of tax:
Unrealized investment gain (loss)	328	(313)	851	(440)
Market risk benefit non-performance risk gain (loss)	(350)	(197)	(32)	(661)
Policyholder liability discount rate remeasurement gain (loss)	(64)	92	(175)	208
Foreign currency translation adjustment	10	–	15	(1)
Funded status of employee benefit plans	(10)	–	(15)	1
Total other comprehensive income (loss), net of tax	(86)	(418)	644	(893)
Comprehensive income (loss)	$613	$477	$621	$1,223

Net Income (Loss) Available to Common Stockholders
Net income (loss)	$699	$895	$(23)	$2,116
Preferred stock dividends declared	(11)	(11)	(46)	(46)
Net income (loss) available to common stockholders	$688	$884	$(69)	$2,070

Net Income (Loss) Per Common Share
Basic	$3.88	$5.18	$(0.39)	$12.16
Diluted	3.80	5.11	(0.39)	12.03

Cash Dividends Declared Per Common Share	$0.45	$0.45	$0.90	$0.90

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Preferred Stock
Balance as of beginning-of-period	$986	$986	$986	$986
Balance as of end-of-period	986	986	986	986

Common Stock
Balance as of beginning-of-period	4,703	4,624	4,674	4,605
Issuance of common stock	825	–	825	–
Stock compensation/issued for benefit plans	17	17	46	36
Balance as of end-of-period	5,545	4,641	5,545	4,641

Retained Earnings
Balance as of beginning-of-period	6,810	5,887	7,645	4,778
Net income (loss)	699	895	(23)	2,116
Preferred stock dividends declared	(11)	(11)	(46)	(46)
Common stock dividends declared	(89)	(80)	(167)	(157)
Balance as of end-of-period	7,409	6,691	7,409	6,691

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	(4,306)	(3,951)	(5,036)	(3,476)
Other comprehensive income (loss), net of tax	(86)	(418)	644	(893)
Balance as of end-of-period	(4,392)	(4,369)	(4,392)	(4,369)
Total stockholders’ equity as of end-of-period	$9,548	$7,949	$9,548	$7,949

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$(23)	$2,116
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Realized (gain) loss	631	(230)
Market risk benefit (gain) loss	353	(2,043)
Sales and maturities (purchases) of trading securities, net	583	150
Early extinguishment of debt (gain) loss	(94)	–
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads	326	367
Accrued investment income	(36)	(62)
Insurance liabilities and reinsurance-related balances	(154)	(2,336)
Accrued expenses	(156)	48
Federal income tax accruals	(123)	509
Other	(566)	(721)
Net cash provided by (used in) operating activities	741	(2,202)
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(7,785)	(5,109)
Sales of available-for-sale securities and equity securities	1,590	1,243
Maturities of available-for-sale securities	5,197	3,610
Purchases of alternative investments	(686)	(554)
Sales and repayments of alternative investments	574	97
Issuance of mortgage loans on real estate	(2,006)	(2,132)
Repayment and maturities of mortgage loans on real estate	1,148	624
Repayment (issuance) of policy loans, net	(76)	(37)
Net change in collateral on investments, certain derivatives and related settlements	(306)	3,933
Cash received from disposition, net of cash transferred	–	621
Other	38	(56)
Net cash provided by (used in) investing activities	(2,312)	2,240
Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(300)	(100)
Issuance of long-term debt, net of issuance costs	–	346
Payment related to early extinguishment of debt	(421)	–
Payment related to sale-leaseback transactions	(4)	(8)
Proceeds from certain financing arrangements	33	–
Payment related to certain financing arrangements	(84)	(88)
Policyholder account balances:
Deposits	9,623	8,108
Withdrawals	(6,250)	(6,068)
Transfers from (to) separate accounts, net	(303)	87
Issuance of common stock	825	–
Common stock issued for benefit plans	(7)	(6)
Dividends paid to preferred stockholders	(46)	(46)
Dividends paid to common stockholders	(153)	(153)
Net cash provided by (used in) financing activities	2,913	2,072
Net increase (decrease) in cash, invested cash and restricted cash	1,342	2,110
Cash, invested cash and restricted cash as of beginning-of-year	5,801	3,365
Cash, invested cash and restricted cash as of end-of-period	$7,143	$5,475

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Interim results for the six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025. All material inter-company accounts and transactions have been eliminated in consolidation.

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

2. New Accounting Standards

Adoption of Accounting Standards

The following table provides a description of current period adoptions of Accounting Standards Updates (“ASUs”).

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
January 1, 2024 (Annual Filings) and January 1, 2025 (Quarterly Filings)
We adopted this ASU on the applicable effective dates, incorporating the required disclosures in the Segment Information Note to the consolidated financial statements, along with retrospectively updating the applicable tabular disclosures.

Future Adoption of Accounting Standards

The following table provides a description of future adoptions of ASUs that may have an impact on the consolidated financial statements when adopted. ASUs not listed below were assessed and determined to be either not applicable or insignificant in presentation or amount.

Standard	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
This ASU establishes new income tax disclosure requirements, as well as adjusts certain existing requirements. It specifically requires expanded and disaggregated disclosures around the tax rate reconciliation.
		January 1, 2025 (Annual Filings)	We do not expect the adoption to have a material impact to the consolidated financial statements, including disclosures within the Federal Income Taxes Note.
ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40)	This ASU requires disclosure of specified information about certain costs and expenses, including employee compensation, depreciation and intangible asset amortization.	January 1, 2027	We are evaluating the impact of this ASU to the consolidated financial statements.

3. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of fixed maturity available-for-sale (“AFS”) securities (in millions) were as follows:

	As of June 30, 2025
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$75,551	$706	$8,849	$36	$67,372
U.S. government bonds	591	6	34	–	563
State and municipal bonds	2,663	17	426	–	2,254
Foreign government bonds	281	13	55	–	239
RMBS	2,217	30	179	5	2,063
CMBS	2,080	10	118	–	1,972
ABS	14,892	116	307	43	14,658
Hybrid and redeemable preferred securities	254	23	11	1	265
Total fixed maturity AFS securities	$98,529	$921	$9,979	$85	$89,386

	As of December 31, 2024
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$75,556	$563	$9,655	$14	$66,450
U.S. government bonds	429	3	41	–	391
State and municipal bonds	2,798	18	445	–	2,371
Foreign government bonds	282	11	56	–	237
RMBS	2,066	24	220	7	1,863
CMBS	1,817	4	156	–	1,665
ABS	14,226	99	421	24	13,880
Hybrid and redeemable preferred securities	241	25	11	1	254
Total fixed maturity AFS securities	$97,415	$747	$11,005	$46	$87,111

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of June 30, 2025, were as follows:

	Amortized Cost	Fair Value
Due in one year or less	$4,274	$4,243
Due after one year through five years	19,470	19,110
Due after five years through ten years	12,274	11,668
Due after ten years	43,322	35,672
Subtotal	79,340	70,693
Structured securities (RMBS, CMBS, ABS)	19,189	18,693
Total fixed maturity AFS securities	$98,529	$89,386

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of June 30, 2025
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$16,755	$3,309	$33,798	$5,540	$50,553	$8,849
U.S. government bonds	51	2	223	32	274	34
State and municipal bonds	742	192	965	234	1,707	426
Foreign government bonds	26	4	126	51	152	55
RMBS	645	52	832	127	1,477	179
CMBS	329	18	1,016	100	1,345	118
ABS	2,379	48	4,105	259	6,484	307
Hybrid and redeemable
preferred securities	22	2	90	9	112	11
Total fixed maturity AFS securities	$20,949	$3,627	$41,155	$6,352	$62,104	$9,979

Total number of fixed maturity AFS securities in an unrealized loss position						6,381

	As of December 31, 2024
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$24,657	$4,054	$29,786	$5,601	$54,443	$9,655
U.S. government bonds	86	3	224	38	310	41
State and municipal bonds	1,087	228	760	217	1,847	445
Foreign government bonds	32	5	118	51	150	56
RMBS	795	76	760	144	1,555	220
CMBS	579	50	777	106	1,356	156
ABS	2,907	118	3,827	303	6,734	421
Hybrid and redeemable
preferred securities	23	3	93	8	116	11
Total fixed maturity AFS securities	$30,166	$4,537	$36,345	$6,468	$66,511	$11,005

Total number of fixed maturity AFS securities in an unrealized loss position						6,985

(1) As of June 30, 2025, and December 31, 2024, we recognized $18 million and $23 million of gross unrealized losses, respectively, in other comprehensive income (loss) (“OCI”) for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of June 30, 2025
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$1,846	$571	359
Six months or greater, but less than nine months	1,215	372	256
Nine months or greater, but less than twelve months	1,516	498	304
Twelve months or greater	4,651	2,294	796
Total	$9,228	$3,735	1,715

	As of December 31, 2024
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$5,405	$1,621	799
Six months or greater, but less than nine months	371	198	216
Nine months or greater, but less than twelve months	71	28	37
Twelve months or greater	4,440	2,218	741
Total	$10,287	$4,065	1,793

(1) We may reflect a security in more than one aging category based on various purchase dates.

Our gross unrealized losses on fixed maturity AFS securities decreased by $1.0 billion for the six months ended June 30, 2025. As discussed further below, we do not believe the unrealized loss position as of June 30, 2025, required an impairment recognized in earnings as: (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of June 30, 2025, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of June 30, 2025, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to rising interest rates and widening credit spreads since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of June 30, 2025, and December 31, 2024, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of June 30, 2025, and December 31, 2024, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.0 billion and $2.9 billion, respectively, and a fair value of $2.9 billion and $2.8 billion, respectively. Based upon the analysis discussed above, we believe that as of June 30, 2025, and December 31, 2024, we would have recovered the amortized cost of each corporate bond.

As of June 30, 2025, the unrealized losses associated with our mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”) were attributable primarily to rising interest rates and widening credit spreads since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of June 30, 2025, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

Credit Loss Impairment on Fixed Maturity AFS Securities

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require an allowance for credit losses. Changes in the allowance for credit losses on fixed maturity AFS securities (in millions), aggregated by investment category, were as follows:

	As of or For the Three Months Ended June 30, 2025
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-period	$23	$6	$44	$1	$74
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	17	–	–	–	17
Additions (reductions) for securities for which
credit losses were previously recognized	4	(1)	(1)	–	2
Reductions for securities charged off	(8)	–	–	–	(8)
Balance as of end-of-period (2)	$36	$5	$43	$1	$85

	As of or For the Six Months Ended June 30, 2025
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-year	$14	$7	$24	$1	$46
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	25	–	8	–	33
Additions (reductions) for securities for which
credit losses were previously recognized	5	(2)	11	–	14
Reductions for securities charged-off	(8)	–	–	–	(8)
Balance as of end-of-period (2)	$36	$5	$43	$1	$85

	As of or For the Three Months Ended June 30, 2024
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-period	$10	$6	$4	$1	$21
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	1	–	15	–	16
Additions (reductions) for securities for which
credit losses were previously recognized	8	–	–	–	8
Reductions for disposed securities	(1)	–	–	–	(1)
Reductions for securities charged off	(5)	–	–	–	(5)
Balance as of end-of-period (2)	$13	$6	$19	$1	$39

	As of or For the Six Months Ended June 30, 2024
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-year	$8	$6	$4	$1	$19
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	2	–	15	–	17
Additions (reductions) for securities for which
credit losses were previously recognized	11	–	–	–	11
Reductions for disposed securities	(3)	–	–	–	(3)
Reductions for securities charged-off	(5)	–	–	–	(5)
Balance as of end-of-period (2)	$13	$6	$19	$1	$39

(1) Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.
(2) As of June 30, 2025 and 2024, accrued investment income on fixed maturity AFS securities totaled $886 million and $906 million, respectively, and was excluded from the estimate of credit losses.

Losses from loan modifications were $13 million and $3 million for the three months ended June 30, 2025 and 2024, respectively, and $18 million and $3 million for the six months ended June 30, 2025 and 2024, respectively, reported in realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of June 30, 2025			As of December 31, 2024
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$17,644	$4,154	$21,798	$17,567	$3,387	$20,954
30 to 59 days past due	–	92	92	6	71	77
60 to 89 days past due	–	38	38	–	33	33
90 or more days past due	57	114	171	35	90	125
Allowance for credit losses	(97)	(65)	(162)	(99)	(53)	(152)
Unamortized premium (discount)	(5)	97	92	(6)	83	77
Mark-to-market gains (losses) (1)	(33)	–	(33)	(31)	–	(31)
Total carrying value	$17,566	$4,430	$21,996	$17,472	$3,611	$21,083

(1) Represents the mark-to-market on certain mortgage loans on real estate that support our modified coinsurance agreements, where the investment results are passed directly to the reinsurers, and for which we have elected the fair value option. As of June 30, 2025, the amortized cost and fair value of such mortgage loans on real estate that were in nonaccrual status was $48 million and $30 million, respectively. As of December 31, 2024, the amortized cost and fair value of such mortgage loans on real estate that were in nonaccrual status was $30 million and $21 million, respectively. As of June 30, 2025 and December 31, 2024, there were no such mortgage loans on real estate that were more than 90 days past due and still accruing interest. For additional information, see “Fair Value Option” in Note 13.

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows, excluding certain mortgage loans on real estate that support our modified coinsurance agreements where the investment results are passed directly to the reinsurers:

	As of June 30, 2025	As of December 31, 2024
Commercial mortgage loans on real estate	$10	$4
Residential mortgage loans on real estate	117	92
Total	$127	$96

We use loan-to-value (“LTV”) and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate. The amortized cost of commercial mortgage loans on real estate (dollars in millions) by year of origination and credit quality indicator was as follows:

	As of June 30, 2025
	LTV Less Than 65%	Debt-Service Coverage Ratio	LTV 65% to 75%	Debt-Service Coverage Ratio	LTV Greater Than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2025	$630	1.65	$65	1.25	$13	1.14	$708
2024	1,540	1.73	73	1.42	7	1.48	1,620
2023	1,343	1.77	39	1.37	2	1.12	1,384
2022	1,713	2.16	86	1.54	5	1.37	1,804
2021	2,242	3.71	41	1.66	9	1.58	2,292
2020 and prior	9,799	2.56	56	1.45	33	2.09	9,888
Total	$17,267		$360		$69		$17,696

	As of December 31, 2024
	LTV Less Than 65%	Debt-Service Coverage Ratio	LTV 65% to 75%	Debt-Service Coverage Ratio	LTV Greater Than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2024	$1,548	1.73	$83	1.41	$–	–	$1,631
2023	1,348	1.78	44	1.36	–	–	1,392
2022	1,724	2.11	94	1.55	4	1.30	1,822
2021	2,267	3.50	47	1.52	–	–	2,314
2020	1,167	3.33	4	1.53	–	–	1,171
2019 and prior	9,138	2.38	126	1.58	8	1.30	9,272
Total	$17,192		$398		$12		$17,602

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate. The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of June 30, 2025
	Performing	Nonperforming	Total
Origination Year
2025	$754	$–	$754
2024	2,074	39	2,113
2023	472	20	492
2022	457	33	490
2021	404	14	418
2020 and prior	217	11	228
Total	$4,378	$117	$4,495

	As of December 31, 2024
	Performing	Nonperforming	Total
Origination Year
2024	$1,895	$14	$1,909
2023	557	16	573
2022	492	33	525
2021	427	11	438
2020	65	4	69
2019 and prior	136	14	150
Total	$3,572	$92	$3,664

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

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	As of or For the Three Months Ended June 30, 2025
	Commercial	Residential	Total
Balance as of beginning-of-period	$98	$56	$154
Additions (reductions) from provision for credit loss
expense (1)	(1)	9	8
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Balance as of end-of-period (2)	$97	$65	$162

	As of or For the Six Months Ended June 30, 2025
	Commercial	Residential	Total
Balance as of beginning-of-year	$99	$53	$152
Additions (reductions) from provision for credit loss
expense (1)	(2)	12	10
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Balance as of end-of-period (2)	$97	$65	$162

	As of or For the Three Months Ended June 30, 2024
	Commercial	Residential	Total
Balance as of beginning-of-period	$84	$31	$115
Additions (reductions) from provision for credit loss
expense (1)	9	9	18
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Balance as of end-of-period (2)	$93	$40	$133

	As of or For the Six Months Ended June 30, 2024
	Commercial	Residential	Total
Balance as of beginning-of-year	$86	$28	$114
Additions (reductions) from provision for credit loss
expense (1)	7	12	19
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Balance as of end-of-period (2)	$93	$40	$133

(1) We recognized less than $1 million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the three months ended June 30, 2025 and 2024, and less than $1 million and $1 million for the six months ended June 30, 2025 and 2024, respectively.
(2) Accrued investment income on mortgage loans on real estate totaled $107 million and $81 million as of June 30, 2025 and 2024, respectively, and was excluded from the estimate of credit losses.

Alternative Investments

As of June 30, 2025, and December 31, 2024, alternative investments included investments in 372 and 371 different partnerships, respectively, and represented approximately 3% of total investments.

Impairments on Fixed Maturity AFS Securities

Details underlying credit loss benefit (expense) incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Credit Loss Benefit (Expense)
Fixed maturity AFS securities:
Corporate bonds	$(21)	$(8)	$(30)	$(10)
RMBS	1	–	2	–
ABS	1	(15)	(19)	(15)
Total credit loss benefit (expense)	$(19)	$(23)	$(47)	$(25)

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on the Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of June 30, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Collateral payable for derivative investments (1)	$5,003	$5,003	$7,213	$7,213
Securities pledged under securities lending agreements (2)	155	150	157	151
Securities pledged under repurchase agreements (3)	418	435	–	–
Investments pledged for FHLBI (4)	2,890	4,124	2,650	3,657
Total payables for collateral on investments	$8,466	$9,712	$10,020	$11,021

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

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Six Months Ended June 30,
	2025	2024
Collateral payable for derivative investments	$(2,210)	$2,462
Securities pledged under securities
lending agreements	(2)	(3)
Securities pledged under repurchase agreements	418	–
Investments pledged for FHLBI	240	550
Total increase (decrease) in payables for
collateral on investments	$(1,554)	$3,009

We have elected not to offset our repurchase agreements and securities lending transactions in the consolidated financial statements. The remaining contractual maturities of repurchase agreements and securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of June 30, 2025
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Repurchase Agreements
Corporate bonds	$–	$–	$–	$418	$418
Securities Lending
Corporate bonds	$143	$–	$–	$–	$143
State and municipal bonds	4	–	–	–	4
Foreign government bonds	2	–	–	–	2
Equity securities	6	–	–	–	6
Total gross secured borrowings	$155	$–	$–	$418	$573

	As of December 31, 2024
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$144	$–	$–	$–	$144
U.S. government bonds	1	–	–	–	1
Equity securities	12	–	–	–	12
Total gross secured borrowings	$157	$–	$–	$–	$157

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the consolidated financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of June 30, 2025, we had not received any collateral and, therefore, had not sold or repledged any collateral under these agreements.

We also accept collateral from derivative counterparties in the form of securities that we are permitted to sell or re-pledge. As of June 30, 2025, the fair value of this collateral received that we are permitted to sell or re-pledge was $3.2 billion, and we had re-pledged $358 million of this collateral to cover our collateral requirements.

We had not pledged any fixed maturity AFS securities to derivative counterparties as of June 30, 2025.

Investment Commitments

As of June 30, 2025, our investment commitments were $4.3 billion, which included $3.6 billion of limited partnerships (“LPs”), $426 million of mortgage loans on real estate and $258 million of private placement securities.

Concentrations of Financial Instruments

As of June 30, 2025, and December 31, 2024, our most significant investments in one issuer were our investments in securities issued by the Federal National Mortgage Association with a fair value of $941 million and $851 million, respectively, or 1% of total investments, and our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $621 million and $566 million, respectively, or less than 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.
As of June 30, 2025, and December 31, 2024, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $13.4 billion, or 10% of total investments, and our investments in securities in the consumer non-cyclical industry with a fair value of $12.9 billion, or 10% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

4. Variable Interest Entities

Consolidated VIEs

Asset information (dollars in millions) for the consolidated variable interest entities (“VIEs”) included on the Consolidated Balance Sheets was as follows:

	As of June 30, 2025			As of December 31, 2024
	Number of Instruments	Notional Amounts	Carrying Value	Number of Instruments	Notional Amounts	Carrying Value
Assets
Total return swap	1	$499	$–	1	$522	$–

There were no gains or losses for consolidated VIEs recognized on the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2025 and 2024.

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

Limited Partnerships and Limited Liability Companies

We invest in certain LPs and limited liability companies (“LLCs”) that we have concluded are VIEs. Our exposure to loss is limited to the capital we invest in the LPs and LLCs. We do not hold any substantive kick-out or participation rights in the LPs and LLCs, and we do not receive any performance fees or decision maker fees from the LPs and LLCs. Based on our analysis of the LPs and LLCs, we are not the primary beneficiary of the VIEs as we do not have the power to direct the most significant activities of the LPs and LLCs. The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on the Consolidated Balance Sheets and were $5.6 billion and $5.3 billion as of June 30, 2025, and December 31, 2024, respectively.

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

Primary Risks Managed by Derivatives

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of June 30, 2025			As of December 31, 2024
	Notional Amounts	Fair Value		Notional Amounts	Fair Value
		Asset	Liability		Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1,638	$143	$4	$1,230	$156	$16
Foreign currency contracts (1)	4,888	331	154	4,738	556	44
Total cash flow hedges	6,526	474	158	5,968	712	60
Fair value hedges:
Interest rate contracts (1)	1,210	2	21	1,066	10	16
Foreign currency contracts (1)	25	–	2	25	1	–
Total fair value hedges	1,235	2	23	1,091	11	16
Non-Qualifying Hedges
Interest rate contracts (1)	81,622	42	428	75,445	63	439
Foreign currency contracts (1)	338	14	7	348	30	2
Equity market contracts (1)	221,067	13,481	5,211	191,666	13,072	3,879
Credit contracts (1)	62	–	–	57	–	–
Embedded derivatives:
Reinsurance-related (2)	–	–	140	–	–	30
RILA, fixed indexed annuity and IUL
contracts (3)	–	1,236	13,089	–	1,115	12,449
Total derivative instruments	$310,850	$15,249	$19,056	$274,575	$15,003	$16,875

(1) These asset and liability balances are presented on a gross basis. Amounts are reported in derivative investments and other liabilities on the Consolidated Balance Sheets after the evaluation for right of offset subject to master netting agreements.
(2) Reported in funds withheld reinsurance liabilities on the Consolidated Balance Sheets.
(3) Reported in policyholder account balances and deposit assets on the Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of June 30, 2025
	Less Than 1 Year	1 - 5 Years	6 - 10 Years	11 - 30 Years	Over 30 Years	Total
Interest rate contracts (1)	$15,089	$18,559	$22,718	$27,476	$628	$84,470
Foreign currency contracts (2)	211	1,367	1,749	1,882	42	5,251
Equity market contracts	175,031	36,540	7,445	7	2,044	221,067
Credit contracts	–	62	–	–	–	62
Total derivative instruments with
notional amounts	$190,331	$56,528	$31,912	$29,365	$2,714	$310,850

(1) As of June 30, 2025, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 20, 2067.
(2) As of June 30, 2025, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 16, 2061.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	Amortized Cost of the Hedged Assets (Liabilities)		Cumulative Fair Value Hedging Adjustment Included in the Amortized Cost of the Hedged Assets (Liabilities)
	As of June 30, 2025	As of December 31, 2024	As of June 30, 2025	As of December 31, 2024
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value	$648	$484	$25	$7
Long-term debt (1)	(693)	(676)	182	199

(1) Includes $(302) million and $(310) million of unamortized adjustments from discontinued hedges as of June 30, 2025, and December 31, 2024, respectively.

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Six Months Ended June 30,
	2025	2024
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$638	$375
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	37	150
Foreign currency contracts	169	28
Change in foreign currency exchange rate adjustment	(474)	117
Income tax benefit (expense)	57	(62)
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	1	(1)
Interest rate contracts (2)	8	15
Foreign currency contracts (1)	27	29
Foreign currency contracts (3)	3	(1)
Income tax benefit (expense)	(8)	(9)
Balance as of end-of-period	$396	$575

(1) The OCI offset is reported within net investment income on the Consolidated Statements of Comprehensive Income (Loss).
(2) The OCI offset is reported within interest and debt expense on the Consolidated Statements of Comprehensive Income (Loss).
(3) The OCI offset is reported within realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income For the Three Months Ended June 30,
	2025			2024
	Realized Gain (Loss)	Net Investment Income	Interest and Debt Expense	Realized Gain (Loss)	Net Investment Income	Interest and Debt Expense
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$(641)	$1,466	$(13)	$663	$1,332	$86

Qualifying Hedges
Gain or (loss) on fair value hedging
relationships:
Interest rate contracts:
Hedged items	–	3	(1)	–	(7)	6
Derivatives designated as hedging
instruments	–	(3)	1	–	7	(6)
Foreign currency contracts:
Hedged items	–	2	–	–	–	–
Derivatives designated as hedging
instruments	–	(2)	–	–	–	–
Gain or (loss) on cash flow hedging
relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified
from AOCI into income	–	1	4	–	(1)	6
Foreign currency contracts:
Amount of gain or (loss) reclassified
from AOCI into income	–	12	–	(1)	14	–

Non-Qualifying Hedges
Interest rate contracts	(96)	–	–	(115)	–	–
Foreign currency contracts	(3)	–	–	–	–	–
Equity market contracts	1,185	–	–	817	–	–
Credit contracts	1	–	–	–	–	–
Embedded derivatives:
Reinsurance-related	(2)	–	–	200	–	–
RILA, fixed indexed annuity and IUL
contracts	(2,073)	–	–	(328)	–	–

	Gain (Loss) Recognized in Income For the Six Months Ended June 30,
	2025			2024
	Realized Gain (Loss)	Net Investment Income	Interest and Debt Expense	Realized Gain (Loss)	Net Investment Income	Interest and Debt Expense
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$(631)	$2,924	$67	$230	$2,679	$167

Qualifying Hedges
Gain or (loss) on fair value hedging
relationships:
Interest rate contracts:
Hedged items	–	14	(17)	–	(24)	23
Derivatives designated as hedging
instruments	–	(14)	17	–	24	(23)
Foreign currency contracts:
Hedged items	–	3	–	–	(1)	–
Derivatives designated as hedging
instruments	–	(3)	–	–	1	–
Gain or (loss) on cash flow hedging
relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified
from AOCI into income	–	1	8	–	(1)	15
Foreign currency contracts:
Amount of gain or (loss) reclassified
from AOCI into income	3	27	–	(1)	29	–

Non-Qualifying Hedges
Interest rate contracts	(13)	–	–	(277)	–	–
Foreign currency contracts	(5)	–	–	–	–	–
Equity market contracts	41	–	–	2,951	–	–
Credit contracts	2	–	–	–	–	–
Embedded derivatives:
Reinsurance-related	(110)	–	–	398	–	–
RILA, fixed indexed annuity and IUL
contracts	(419)	–	–	(1,970)	–	–

As of June 30, 2025, $65 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the six months ended June 30, 2025 and 2024, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Information related to our CDSs for which we are the seller (dollars in millions) was as follows:

	As of June 30, 2025
	Maturity	Reason for Entering	Name of Recourse	Credit Rating of Underlying Obligation (1)	Number of Instruments	Fair Value (2)	Maximum Potential Payout
Credit Contract Type
Basket CDSs	6/20/2030	(3)	(4)	BBB+	1	$1	$62

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

As of December 31, 2024, we did not have any exposure related to CDSs for which we are the seller.

Details underlying the associated collateral of our CDSs for which we are the seller if credit risk-related contingent features were triggered (in millions) were as follows:

	As of June 30, 2025	As of December 31, 2024
Maximum potential payout	$62	$–
Less: Counterparty thresholds	–	–
Maximum collateral potentially required to post	$62	$–

Certain of our CDS agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding. If these netting agreements were not in place, our counterparties would have been required to post $1 million of collateral as of June 30, 2025.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk. The non-performance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of June 30, 2025, the non-performance risk adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under nearly all of our ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of June 30, 2025, or December 31, 2024.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of June 30, 2025		As of December 31, 2024
	Collateral Posted by Counterparty	Collateral Posted to Counterparty	Collateral Posted by Counterparty	Collateral Posted to Counterparty
S&P Credit Rating of Counterparty
AA-	$2,394	$(11)	$4,043	$(21)
A+	1,978	(31)	2,460	(89)
A	57	–	47	–
A-	558	–	632	–
Total cash collateral	$4,987	$(42)	$7,182	$(110)

Balance Sheet Offsetting

Information related to the effects of offsetting on the Consolidated Balance Sheets (in millions) was as follows:

	As of June 30, 2025
	Derivative Instruments	Embedded Derivative Instruments	Total
Financial Assets
Gross amount of recognized assets	$13,965	$1,236	$15,201
Gross amounts offset	(5,616)	–	(5,616)
Net amount of assets	8,349	1,236	9,585
Gross amounts not offset:
Cash collateral	(4,987)	–	(4,987)
Non-cash collateral (1)	(3,362)	–	(3,362)
Net amount	$–	$1,236	$1,236

Financial Liabilities
Gross amount of recognized liabilities	$234	$13,229	$13,463
Gross amounts offset	(71)	–	(71)
Net amount of liabilities	163	13,229	13,392
Gross amounts not offset:
Cash collateral	(42)	–	(42)
Non-cash collateral	(95)	–	(95)
Net amount	$26	$13,229	$13,255

(1) Excludes excess non-cash collateral received of $1.2 billion, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

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

6. DAC, VOBA, DSI and DFEL

The following table reconciles deferred acquisition costs (“DAC”), value of business acquired (“VOBA”) and deferred sales inducements (“DSI”) (in millions) to the Consolidated Balance Sheets:

	As of June 30,	As of December 31,
	2025	2024
DAC, VOBA and DSI
Variable Annuities	$4,028	$3,964
Fixed Annuities	416	423
Traditional Life	1,339	1,370
UL and Other	6,339	6,318
Group Protection	186	178
Retirement Plan Services	292	284
Other Operations	4	–
Total DAC, VOBA and DSI	$12,604	$12,537

The following table reconciles deferred front-end loads (“DFEL”) (in millions) to the Consolidated Balance Sheets:

	As of June 30,	As of December 31,
	2025	2024
DFEL
Variable Annuities	$268	$273
UL and Other	6,796	6,406
Other Operations (1)	55	51
Total DFEL	$7,119	$6,730

(1) Represents DFEL reported in Other Operations attributable to the indemnity reinsurance agreement with Protective that is excluded from the following tables. We reported $55 million and $51 million of ceded DFEL in reinsurance recoverables on the Consolidated Balance Sheets as of June 30, 2025, and December 31, 2024, respectively.

The following tables summarize the changes in DAC (in millions):

	As of or For the Six Months Ended June 30, 2025
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$3,851	$394	$1,335	$5,916	$178	$242
Deferrals	264	26	45	198	67	9
Amortization	(195)	(31)	(72)	(158)	(59)	(10)
Balance as of end-of-period	$3,920	$389	$1,308	$5,956	$186	$241

	As of or For the Six Months Ended June 30, 2024
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$3,751	$421	$1,376	$5,791	$154	$239
Deferrals	190	23	59	205	71	10
Amortization	(180)	(32)	(74)	(153)	(53)	(9)
Balance as of end-of-period	$3,761	$412	$1,361	$5,843	$172	$240

DAC amortization expense of $262 million and $525 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2025, respectively, and $252 million and $501 million, respectively, was recorded for the corresponding periods in 2024.

The following tables summarize the changes in VOBA (in millions):

	As of or For the Six Months Ended June 30, 2025
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$13	$35	$375
Amortization	(1)	(4)	(18)
Balance as of end-of-period	$12	$31	$357

	As of or For the Six Months Ended June 30, 2024
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$15	$42	$413
Deferrals	–	–	1
Amortization	(1)	(4)	(20)
Balance as of end-of-period	$14	$38	$394

VOBA amortization expense of $11 million and $23 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2025, respectively, and $12 million and $25 million, respectively, was recorded for the corresponding periods in 2024. No additions or write-offs were recorded for each respective period.

The following tables summarize the changes in DSI (in millions):

	As of or For the Six Months Ended June 30, 2025
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$113	$16	$27	$42
Deferrals	–	–	–	10
Amortization	(5)	(1)	(1)	(1)
Balance as of end-of-period	$108	$15	$26	$51

	As of or For the Six Months Ended June 30, 2024
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$122	$19	$28	$26
Deferrals	1	–	–	12
Amortization	(6)	(1)	(1)	–
Balance as of end-of-period	$117	$18	$27	$38

DSI amortization expense of $4 million and $8 million was recorded in interest credited on the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2025, respectively, and $4 million and $8 million, respectively, was recorded for the corresponding periods in 2024.

The following tables summarize the changes in DFEL (in millions):

	As of or For the Six Months Ended June 30, 2025		As of or For the Six Months Ended June 30, 2024
	Variable Annuities	UL and Other	Variable Annuities	UL and Other
Balance as of beginning-of-year	$273	$6,406	$278	$5,579
Deferrals	7	573	9	544
Amortization	(12)	(183)	(12)	(139)
Balance as of end-of-period	268	6,796	275	5,984
Less: Ceded DFEL	–	233	–	257
Balance as of end-of-period, net of reinsurance	$268	$6,563	$275	$5,727

DFEL amortization of $91 million and $195 million was recorded in fee income on the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2025, respectively, and $77 million and $151 million, respectively, was recorded for the corresponding periods in 2024.

7. Reinsurance

Fortitude Re

Effective October 1, 2023, we entered into two reinsurance agreements with Fortitude Reinsurance Company Ltd. (“Fortitude Re”), an authorized Bermuda reinsurer with reciprocal jurisdiction reinsurer status in Indiana, to reinsure certain blocks of in-force UL with secondary guarantees (“ULSG”), MoneyGuard® and fixed annuity products, including group pension annuities. Fortitude Re represents our largest reinsurance exposure as of June 30, 2025, and December 31, 2024.

The first agreement was structured as a coinsurance treaty between us and Fortitude Re for the ULSG and fixed annuities blocks. As significant insurance risk was transferred for ULSG products and life-contingent annuities, amounts recoverable from Fortitude Re were $10.6 billion as of June 30, 2025, and December 31, 2024. We reported a deferred loss on the transaction of $2.5 billion and $2.6 billion as of June 30, 2025, and December 31, 2024, respectively. We amortized $23 million and $46 million of the deferred loss during the three and six months ended June 30, 2025, respectively, and $22 million and $44 million for the three and six months ended June 30, 2024, respectively. Annuities that are not life-contingent do not contain significant insurance risk; therefore, we reported deposit assets for these contracts of $2.6 billion and $3.0 billion as of June 30, 2025, and December 31, 2024, respectively.

The second agreement was structured as coinsurance with funds withheld for the MoneyGuard block; however, as we retained significant insurance risk under the agreement, we reported deposit assets of $8.3 billion and $8.1 billion as of June 30, 2025, and December 31, 2024, respectively. In this coinsurance with funds withheld reinsurance agreement, we as the ceding company withhold, and therefore retain, the assets backing the deposit assets. We held investments with a carrying value of $9.1 billion and $9.3 billion in support of reserves associated with the Fortitude Re transaction in a funds withheld arrangement as of June 30, 2025, and December 31, 2024, respectively, which consisted of the following (in millions):

	As of June 30,	As of December 31,
	2025	2024
Fixed maturity AFS securities	$7,561	$7,764
Derivative investments	22	30
Other investments	1,342	1,419
Cash and invested cash	80	28
Accrued investment income	93	96
Total	$9,098	$9,337

8. MRBs

The following table reconciles market risk benefits (“MRBs”) (in millions) to MRB assets and MRB liabilities on the Consolidated Balance Sheets:

	As of June 30, 2025			As of December 31, 2024
	Assets	Liabilities	Net (Assets) Liabilities	Assets	Liabilities	Net (Assets) Liabilities

Variable Annuities	$4,467	$1,047	$(3,420)	$4,737	$933	$(3,804)
Fixed Annuities	64	154	90	78	110	32
Retirement Plan Services	46	4	(42)	45	3	(42)
Total MRBs	$4,577	$1,205	$(3,372)	$4,860	$1,046	$(3,814)

The following table summarizes the balances of and changes in net MRB (assets) liabilities (in millions):

	As of or For the Six Months Ended June 30, 2025			As of or For the Six Months Ended June 30, 2024
	Variable Annuities	Fixed Annuities	Retirement Plan Services	Variable Annuities	Fixed Annuities	Retirement Plan Services

Balance as of beginning-of-year	$(3,804)	$32	$(42)	$(2,180)	$32	$(30)
Less: Effect of cumulative changes in
non-performance risk	(153)	(33)	–	(1,299)	(58)	(4)
Balance as of beginning-of-year, before the effect
of changes in non-performance risk	(3,651)	65	(42)	(881)	90	(26)
Issuances	10	–	–	5	–	–
Attributed fees collected	734	16	3	760	16	3
Benefit payments	(14)	–	–	(21)	–	–
Effect of changes in interest rates	175	35	(2)	(1,470)	(27)	(8)
Effect of changes in equity markets	(792)	–	(3)	(1,469)	(15)	(5)
Effect of changes in equity index volatility	35	3	–	(63)	(4)	–
In-force updates and other changes in MRBs (1)	185	13	2	153	2	1
Balance as of end-of-period, before the effect of
changes in non-performance risk	(3,318)	132	(42)	(2,986)	62	(35)
Effect of cumulative changes in
non-performance risk	(102)	(42)	–	(482)	(38)	–
Balance as of end-of-period	(3,420)	90	(42)	(3,468)	24	(35)
Less: Ceded MRB assets (liabilities)	(339)	–	–	(342)	–	–
Balance as of end-of-period, net of reinsurance	$(3,081)	$90	$(42)	$(3,126)	$24	$(35)

Weighted-average age of policyholders (years)	73	70	63	72	69	63
Net amount at risk (2)	$1,689	$272	$2	$2,135	$221	$3

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

9. Separate Accounts

The following table presents the fair value of separate account assets (in millions) reported on the Consolidated Balance Sheets by major investment category:

	As of June 30,	As of December 31,
	2025	2024
Mutual funds and collective investment trusts:
Equity funds:
Domestic	$80,714	$77,740
International	17,429	16,282
Other equity funds	1,430	1,403
Balanced funds	46,127	45,683
Bond funds	23,064	23,399
Money market funds	2,058	1,931
Other funds	1,413	1,321
Exchange-traded funds	315	336
Fixed maturity AFS securities	168	161
Cash and invested cash	5	12
Other investments	219	170
Total separate account assets	$172,942	$168,438

The following table reconciles separate account liabilities (in millions) to the Consolidated Balance Sheets:

	As of June 30,	As of December 31,
	2025	2024
Variable Annuities	$120,045	$117,998
UL and Other	30,616	28,841
Retirement Plan Services	22,220	21,541
Other Operations (1)	61	58
Total separate account liabilities	$172,942	$168,438

(1) Represents separate account liabilities reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($50 million and $49 million as of June 30, 2025, and December 31, 2024, respectively) that are excluded from the following tables.

The following table summarizes the balances of and changes in separate account liabilities (in millions):

	As of or For the Six Months Ended June 30, 2025			As of or For the Six Months Ended June 30, 2024
	Variable Annuities	UL and Other	Retirement Plan Services	Variable Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$117,998	$28,841	$21,541	$113,356	$25,150	$19,699
Gross deposits	2,831	787	1,177	1,925	695	1,105
Withdrawals	(7,683)	(480)	(1,805)	(6,604)	(193)	(1,514)
Policyholder assessments	(1,299)	(494)	(91)	(1,301)	(493)	(89)
Change in market performance	7,290	2,025	1,451	9,026	2,335	1,802
Net transfers from (to) general account	908	(63)	(53)	368	(113)	(10)
Balance as of end-of-period	$120,045	$30,616	$22,220	$116,770	$27,381	$20,993

Cash surrender value	$118,658	$25,814	$22,205	$115,389	$24,979	$20,979

10. Policyholder Account Balances

The following table reconciles policyholder account balances (in millions) to the Consolidated Balance Sheets:

	As of June 30,	As of December 31,
	2025	2024
Variable Annuities	$37,026	$35,267
Fixed Annuities	26,832	25,963
UL and Other	36,116	36,599
Retirement Plan Services	23,700	23,619
Other (1)	5,535	4,749
Total policyholder account balances	$129,209	$126,197

(1) Represents policyholder account balances reported primarily in Other Operations attributable to the indemnity reinsurance agreements with Protective ($4.2 billion and $4.4 billion as of June 30, 2025, and December 31, 2024, respectively) and funding agreements, that are excluded from the following tables. See “Funding Agreements” below for more information.

The following table summarizes the balances and changes in policyholder account balances (in millions):

	As of or For the Six Months Ended June 30, 2025
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$35,267	$25,963	$36,599	$23,619
Gross deposits	2,893	2,099	1,713	1,921
Withdrawals	(1,234)	(1,744)	(818)	(2,433)
Policyholder assessments	(1)	(30)	(2,205)	(8)
Net transfers from (to) separate account	(619)	–	63	254
Interest credited	403	438	715	347
Change in fair value of embedded derivative
instruments and other	317	106	49	–
Balance as of end-of-period	$37,026	$26,832	$36,116	$23,700

Weighted-average crediting rate	2.3%	3.3%	3.9%	3.0%
Net amount at risk (1) (2)	$1,689	$272	$296,496	$2
Cash surrender value	35,740	25,660	32,446	23,667

	As of or For the Six Months Ended June 30, 2024
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$29,141	$25,355	$37,180	$23,784
Gross deposits	2,102	2,646	1,743	1,636
Withdrawals	(413)	(2,602)	(753)	(2,275)
Policyholder assessments	(1)	(31)	(2,254)	(7)
Net transfers from (to) separate account	(146)	–	113	120
Interest credited	328	382	733	340
Change in fair value of embedded derivative
instruments and other	1,842	87	86	–
Balance as of end-of-period	$32,853	$25,837	$36,848	$23,598

Weighted-average crediting rate	2.1%	3.0%	4.0%	2.9%
Net amount at risk (1) (2)	$2,135	$221	$299,869	$3
Cash surrender value	31,650	24,762	33,114	23,570

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

Funding Agreements

FABN Program

The Lincoln National Life Insurance Company (“LNL”) established a $5.0 billion funding agreement-backed notes (“FABN”) program in 2024 pursuant to which LNL may issue unsecured funding agreements to an unaffiliated and unconsolidated special purpose statutory trust (the “Trust”) that will then issue medium-term notes for which payment of interest and principal is secured by such funding agreement. Funding agreements issued to the Trust are reported in policyholder account balances on the Consolidated Balance Sheets, and the associated interest is reported within interest credited on the Consolidated Statements of Comprehensive Income (Loss). We had funding agreements issued under the program totaling $1.0 billion as of June 30, 2025, compared to none as of December 31, 2024.

The following table presents policyholder account balances (in millions) by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between the interest being credited to policyholders and the respective guaranteed contract minimums:

	As of June 30, 2025
	At Guaranteed Minimum	1-50 Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$–	$–	$–	$–	$–	$–
1.01% - 2.00%	3	–	–	–	7	10
2.01% - 3.00%	486	–	–	–	–	486
3.01% - 4.00%	1,168	–	–	–	–	1,168
4.01% and above	7	–	–	–	–	7
Other (1)	–	–	–	–	–	35,355
Total	$1,664	$–	$–	$–	$7	$37,026

Fixed Annuities
Up to 1.00%	$108	$895	$425	$197	$2,250	$3,875
1.01% - 2.00%	215	206	136	119	6,646	7,322
2.01% - 3.00%	1,455	27	1	2	45	1,530
3.01% - 4.00%	873	–	–	–	–	873
4.01% and above	161	–	–	–	–	161
Other (1)	–	–	–	–	–	13,071
Total	$2,812	$1,128	$562	$318	$8,941	$26,832

UL and Other
Up to 1.00%	$256	$–	$226	$74	$510	$1,066
1.01% - 2.00%	535	–	6	–	2,891	3,432
2.01% - 3.00%	6,592	8	144	–	–	6,744
3.01% - 4.00%	14,610	–	1	–	–	14,611
4.01% and above	3,477	–	–	–	–	3,477
Other (1)	–	–	–	–	–	6,786
Total	$25,470	$8	$377	$74	$3,401	$36,116

Retirement Plan Services
Up to 1.00%	$573	$329	$693	$3,265	$6,396	$11,256
1.01% - 2.00%	472	944	1,851	507	662	4,436
2.01% - 3.00%	1,719	532	1	2	–	2,254
3.01% - 4.00%	4,079	102	7	11	–	4,199
4.01% and above	1,555	–	–	–	–	1,555
Total	$8,398	$1,907	$2,552	$3,785	$7,058	$23,700

	As of June 30, 2024
	At Guaranteed Minimum	1-50 Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$–	$–	$–	$–	$–	$–
1.01% - 2.00%	4	–	–	–	6	10
2.01% - 3.00%	539	–	–	–	–	539
3.01% - 4.00%	1,289	–	–	–	–	1,289
4.01% and above	9	–	–	–	–	9
Other (1)	–	–	–	–	–	31,006
Total	$1,841	$–	$–	$–	$6	$32,853

Fixed Annuities
Up to 1.00%	$615	$609	$594	$463	$2,464	$4,745
1.01% - 2.00%	304	133	279	329	4,301	5,346
2.01% - 3.00%	1,694	40	5	1	31	1,771
3.01% - 4.00%	1,059	–	–	–	–	1,059
4.01% and above	173	–	–	–	–	173
Other (1)	–	–	–	–	–	12,743
Total	$3,845	$782	$878	$793	$6,796	$25,837

UL and Other
Up to 1.00%	$264	$–	$218	$119	$42	$643
1.01% - 2.00%	544	–	–	–	3,186	3,730
2.01% - 3.00%	6,797	10	150	–	–	6,957
3.01% - 4.00%	15,432	–	1	–	–	15,433
4.01% and above	3,679	–	–	–	–	3,679
Other (1)	–	–	–	–	–	6,406
Total	$26,716	$10	$369	$119	$3,228	$36,848

Retirement Plan Services
Up to 1.00%	$489	$502	$727	$3,684	$4,511	$9,913
1.01% - 2.00%	509	1,648	1,382	1,154	220	4,913
2.01% - 3.00%	2,394	25	1	–	–	2,420
3.01% - 4.00%	4,667	57	5	5	–	4,734
4.01% and above	1,618	–	–	–	–	1,618
Total	$9,677	$2,232	$2,115	$4,843	$4,731	$23,598

(1) Consists of indexed account balances that include the fair value of embedded derivative instruments, non-life contingent payout annuity account balances, short-term dollar cost averaging annuities business and policy loans.

11. Future Contract Benefits

The following table reconciles future contract benefits (in millions) to the Consolidated Balance Sheets:

	As of June 30,	As of December 31,
	2025	2024
Payout Annuities (1)	$2,039	$2,009
Traditional Life (1)	3,867	3,774
Group Protection (2)	5,759	5,628
UL and Other (3)	16,989	16,062
Other Operations (4)	9,024	9,070
Other (5)	3,375	3,264
Total future contract benefits	$41,053	$39,807

(1) See “Liability for Future Policy Benefits” below for further information.
(2) See “Liability for Future Claims” below for further information.
(3) See “Additional Liabilities for Other Insurance Benefits” below for further information.
(4) Represents future contract benefits reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($5.4 billion as of June 30, 2025, and December 31, 2024) and Swiss Re ($1.8 billion as of June 30, 2025, and December 31, 2024) that are excluded from the following tables.
(5) Represents other miscellaneous reserves that are not representative of long-duration contracts, primarily related to participating traditional life insurance contracts and incurred but not reported and in course of settlement life insurance liabilities, and are excluded from the following tables.

Liability for Future Policy Benefits

The liability for future policy benefits represents reserves associated with our limited payment life-contingent annuities and non-participating traditional life insurance contracts (i.e., term insurance). The following table summarizes the balances of and changes in the present values of expected net premiums and expected future policy benefits (in millions, except years):

	As of or For the Six Months Ended June 30, 2025		As of or For the Six Months Ended June 30, 2024
	Payout Annuities	Traditional Life	Payout Annuities	Traditional Life

Present Value of Expected Net Premiums
Balance as of beginning-of-year	$–	$5,873	$–	$6,200
Less: Effect of cumulative changes in discount
rate assumptions	–	(275)	–	(148)
Beginning balance at original discount rate	–	6,148	–	6,348
Effect of actual variances from expected experience (1)	–	(62)	–	(40)
Adjusted balance as of beginning-of-year	–	6,086	–	6,308
Issuances	–	141	–	206
Interest accrual	–	124	–	125
Net premiums collected	–	(384)	–	(403)
Flooring impact of LFPB	–	(7)	–	2
Ending balance at original discount rate	–	5,960	–	6,238
Effect of cumulative changes in discount
rate assumptions	–	(154)	–	(321)
Balance as of end-of-period	$–	$5,806	$–	$5,917

Present Value of Expected Future Policy Benefits
Balance as of beginning-of-year	$2,009	$9,647	$2,085	$10,041
Less: Effect of cumulative changes in discount
rate assumptions	(251)	(438)	(187)	(189)
Beginning balance at original discount rate (2)	2,260	10,085	2,272	10,230
Effect of actual variances from expected experience (1)	(6)	(82)	3	(45)
Adjusted balance as of beginning-of-year	2,254	10,003	2,275	10,185
Issuances	46	141	39	206
Interest accrual	44	199	43	199
Benefit payments	(97)	(430)	(98)	(384)
Ending balance at original discount rate (2)	2,247	9,913	2,259	10,206
Effect of cumulative changes in discount
rate assumptions	(208)	(240)	(257)	(506)
Balance as of end-of-period	$2,039	$9,673	$2,002	$9,700

Net balance as of end-of-period	$2,039	$3,867	$2,002	$3,783
Less: Reinsurance recoverables	1,467	345	1,516	403
Net balance as of end-of-period, net of reinsurance	$572	$3,522	$486	$3,380

Weighted-average duration of future policyholder
benefit liability (years)	9	8	9	9

(1) For the six months ended June 30, 2025, the Traditional Life actual to expected reserve impact on expected net premiums was attributable primarily to policyholder behavior and mortality, which unfavorably impacted the liability by $43 million and $19 million, respectively; and the actual to expected reserve impact on expected future policy benefits was attributable primarily to policyholder behavior and mortality, which favorably impacted the liability by $57 million and $25 million, respectively. For the six months ended June 30, 2024, the Traditional Life actual to expected reserve impact on expected net premiums was attributable primarily to mortality, which unfavorably impacted the liability by $43 million, which was partially offset by $3 million primarily related to policyholder behavior; and the actual to expected reserve impact on expected future policy benefits was attributable primarily to mortality, which favorably impacted the liability by $62 million, which was partially offset by $17 million primarily related to policyholder behavior. For the six months ended June 30, 2025 and 2024, Payout Annuities did not have any significantly different actual experience compared to expected.
(2) Includes deferred profit liability within Payout Annuities of $70 million and $61 million as of June 30, 2025 and 2024, respectively.

The following table summarizes the discounted and undiscounted expected future gross premiums and expected future benefit payments (in millions):

	As of June 30, 2025		As of June 30, 2024
	Undiscounted	Discounted	Undiscounted	Discounted
Payout Annuities
Expected future gross premiums	$–	$–	$–	$–
Expected future benefit payments	3,385	2,039	3,437	2,002
Traditional Life
Expected future gross premiums	13,683	9,422	13,762	9,360
Expected future benefit payments	14,050	9,673	14,526	9,700

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Payout Annuities
Gross premiums	$25	$24	$48	$45
Interest accretion	22	22	44	43
Traditional Life
Gross premiums	312	316	626	631
Interest accretion	38	37	75	74

The following table summarizes the weighted-average interest rates:

	For the Six Months Ended June 30,
	2025	2024
Payout Annuities
Interest accretion rate	4.0%	4.0%
Current discount rate	5.2%	5.4%
Traditional Life
Interest accretion rate	5.0%	5.0%
Current discount rate	4.8%	5.2%

Liability for Future Claims

The liability for future claims represents reserves on contracts associated with our group long-term disability and life products. The following table summarizes the balances of and changes in liability for future claims (in millions, except years):

	Group Protection
	As of or For the Six Months Ended June 30,
	2025	2024
Balance as of beginning-of-year	$5,628	$5,689
Less: Effect of cumulative changes in discount
rate assumptions	(550)	(490)
Beginning balance at original discount rate	6,178	6,179
Effect of actual variances from expected experience (1)	(178)	(191)
Adjusted beginning-of-year balance	6,000	5,988
New incidence	808	838
Interest	100	93
Benefit payments	(724)	(757)
Ending balance at original discount rate	6,184	6,162
Effect of cumulative changes in discount
rate assumptions	(425)	(592)
Balance as of end-of-period	5,759	5,570
Less: Reinsurance recoverables	122	118
Balance as of end-of-period, net of reinsurance	$5,637	$5,452

Weighted-average duration of liability for future
claims (years)	5	5

(1) Generally, the experience exhibited for the Group Protection business relates to morbidity and, to a lesser extent, mortality. Group Protection long-duration products have limited exposure to lapse risk, as the liabilities for future claims are limited to those associated with claim reserves. For the six months ended June 30, 2025 and 2024, morbidity comprised substantially all of the favorable effect of actual variances from expected experience, as we experienced more favorable reported incidence and claim terminations than assumed.

The following table summarizes the discounted and undiscounted expected future benefit payments (in millions):

	As of June 30, 2025		As of June 30, 2024
	Undiscounted	Discounted	Undiscounted	Discounted
Group Protection
Expected future benefit payments	$7,447	$5,759	$7,290	$5,570

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Group Protection
Gross premiums	$926	$893	$1,859	$1,789
Interest accretion	50	45	100	93

The following table summarizes the weighted-average interest rates:

	For the Six Months Ended June 30,
	2025	2024
Group Protection
Interest accretion rate	3.4%	3.2%
Current discount rate	4.8%	5.2%

Additional Liabilities for Other Insurance Benefits

Additional liabilities for other insurance benefits represent reserves associated with our UL and VUL contracts with secondary guarantees, including MoneyGuard®. The following table summarizes the balances of and changes in additional liabilities for other insurance benefits (in millions, except years):

	UL and Other
	As of or For the Six Months Ended June 30,
	2025	2024
Balance as of beginning-of-year	$16,062	$15,000
Less: Effect of cumulative changes in shadow
balance in AOCI	(2,673)	(2,222)
Balance as of beginning-of-year, excluding
shadow balance in AOCI	18,735	17,222
Effect of actual variances from expected experience (1) (2)	117	136
Adjusted beginning-of-year balance	18,852	17,358
Interest accrual	461	421
Net assessments collected	616	575
Benefit payments	(532)	(521)
Balance as of end-of-period, excluding shadow
balance in AOCI	19,397	17,833
Effect of cumulative changes in shadow
balance in AOCI	(2,408)	(3,332)
Balance as of end-of-period	16,989	14,501
Less: Reinsurance recoverables	5,385	4,880
Balance as of end-of-period, net of reinsurance	$11,604	$9,621

Weighted-average duration of additional liabilities
for other insurance benefits (years)	16	16

(1) For the six months ended June 30, 2025 and 2024, the actual to expected reserve impact was attributable primarily to mortality, which unfavorably impacted the liability by $116 million and $138 million, respectively.
(2) For the six months ended June 30, 2025 and 2024, the effect of actual variances from expected experience, net of reinsurance, was $35 million and $80 million, respectively.

The following table summarizes the gross assessments and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
UL and Other
Gross assessments	$787	$678	$1,487	$1,444
Interest accretion	233	212	461	421

The following table summarizes the weighted-average interest rates:

	For the Six Months Ended June 30,
	2025	2024
UL and Other
Interest accretion rate	5.4%	5.4%

12. Debt

Changes in debt (in millions) were as follows:

For the Six Months Ended June 30,
2025
Balance as of beginning-of-year	$6,156
Issuance of 2.330% Senior Notes, due 2030	500
Repayment of 3.35% Senior Notes, due 2025	(300)
Early extinguishment of senior notes:
3.05% notes, due 2030	(34)
4.35% notes, due 2048	(129)
4.375% notes, due 2050	(136)
Early extinguishment of subordinated notes:
Variable rate, due 2066	(97)
Variable rate, due 2067	(97)
Early extinguishment of capital securities:
Variable rate, due 2066	(21)
Variable rate, due 2067	(5)
Unamortized premiums (discounts)	(80)
Unamortized debt issuance costs	1
Unamortized adjustments from discontinued hedges	(8)
Fair value hedge on interest rate swap agreements	17
Balance as of end-of-period	$5,767

Details underlying the recognition of a gain (loss) on the early extinguishment of debt (in millions) reported within interest expense on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

For the Six
Months Ended
June 30,
2025
Principal balance outstanding prior to repurchase (1)	$519
Unamortized debt issuance costs and discounts	(4)
Amount paid to repurchase debt	(421)
Gain (loss) on early extinguishment of debt, pre-tax	$94

(1) In May 2025, pursuant to a tender offer, we repurchased $34 million of our 3.05% Senior Notes due 2030, $129 million of our 4.35% Senior Notes due 2048, $136 million of our 4.375% Senior Notes due 2050, $97 million of our Subordinated Notes due 2066, $97 million of our Subordinated Notes due 2067, $21 million of our Capital Securities due 2066 and $5 million of our Capital Securities due 2067.

Facility Agreements for Senior Notes Issuances

Trust I Facility Agreement

On August 18, 2020, LNC entered into a 10-year facility agreement (the “Trust I Facility Agreement”) with Belrose Funding Trust, a Delaware statutory trust (“Trust I”), in connection with Trust I’s sale of $500 million of its Pre-Capitalized Trust Securities Redeemable August 15, 2030, (the “2030 P-Caps”) in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Trust I invested the proceeds from the sale of the 2030 P-Caps in a portfolio of principal and interest strips of U.S. Treasury securities (the “Trust I Eligible Assets”). The Trust I Facility Agreement provided LNC the right to issue to Trust I, and to require Trust I to purchase from LNC, on one or more occasions, up to an aggregate principal amount outstanding at any one time of $500 million of LNC’s 2.330% Senior Notes due 2030 (the “2.330% Senior Notes”) in exchange for a corresponding amount of the Trust

I Eligible Assets. In return, LNC paid Trust I a semi-annual facility fee at a rate of 1.691% per year (applied to the unexercised portion of the issuance right) and reimbursed Trust I for its expenses.

On May 13, 2025, LNC exercised in full its issuance right under the Trust I Facility Agreement and on May 15, 2025, LNC issued $500 million aggregate principal amount of the 2.330% Senior Notes to Trust I in exchange for the Trust I Eligible Assets. In connection with the exercise of its issuance right, LNC waived its right to repurchase the 2.330% Senior Notes and directed the trustee of Trust I to dissolve Trust I and deliver the 2.330% Senior Notes to the beneficial holders of the 2030 P-Caps pro rata in respect of each 2030 P-Cap. On May 20, 2025, Trust I was dissolved and The Depository Trust Company distributed the 2.330% Senior Notes to the beneficial holders of the 2030 P-Caps pro rata in respect of each 2030 P-Cap.

We recognized the 2.330% Senior Notes on our Consolidated Balance Sheets as of June 30, 2025, which reflects the $418 million fair value of the Trust I Eligible Assets received. The net proceeds from the issuance of the 2.330% Senior Notes and subsequent sale of the Trust I Eligible Assets were used to early extinguish long-term debt during the second quarter of 2025 pursuant to a tender offer.

Trust II Facility Agreement

On May 20, 2025, LNC entered into a 30-year facility agreement (the “Trust II Facility Agreement”) with Belrose Funding Trust II, a Delaware statutory trust (“Trust II”), in connection with Trust II’s sale of $1.0 billion of its Pre-Capitalized Trust Securities Redeemable May 15, 2055, (the “2055 P-Caps”) in a private placement pursuant to Rule 144A under the Securities Act. Trust II invested the proceeds from the sale of the 2055 P-Caps in a portfolio of principal and interest strips of U.S. Treasury securities (the “Trust II Eligible Assets”). The Trust II Facility Agreement provides LNC the right to issue to Trust II, and to require Trust II to purchase from LNC, on one or more occasions, up to an aggregate principal amount outstanding at any one time of $1.0 billion of LNC’s 6.792% Senior Notes due 2055 (the “6.792% senior notes”) in exchange for a corresponding amount of the Trust II Eligible Assets. LNC may direct Trust II to grant all or a portion of the issuance right to one or more assignees (who are LNC’s consolidated subsidiaries or persons to whom LNC or any such consolidated subsidiary has an obligation or liability) (each, an “Issuance Right Assignee”) who may cause a corresponding portion of the 6.792% senior notes to be issued to Trust II and receive the corresponding Trust II Eligible Assets that would otherwise have been delivered to LNC pursuant to the exercise of the issuance right. The 6.792% senior notes will not be issued unless and until the issuance right is exercised. In return, LNC pays Trust II a semi-annual facility fee at a rate of 1.888% per year (applied to the unexercised portion of the issuance right) and reimburses Trust II for its expenses.

The issuance right will be exercised automatically in full upon (1) LNC’s failure to make certain payments to Trust II, such as the facility fee or payments for Trust II’s expenses, or failure to purchase and pay for any defaulted Trust II Eligible Assets that LNC is required to purchase at their face amount from Trust II pursuant to the Trust II Facility Agreement, in each case if the failure is not cured within 30 days, or (2) certain bankruptcy events involving LNC. LNC is also required to exercise the issuance right in full if it reasonably believes that its consolidated stockholders’ equity (excluding AOCI and equity of noncontrolling interests attributable thereto) has fallen below a minimum threshold (which was $2.75 billion as of June 30, 2025, and is subject to adjustment from time to time in certain cases), if an event of default under the indenture governing the 6.792% senior notes has occurred or would have occurs, and upon certain other events described in the Trust II Facility Agreement.

Prior to any involuntary exercise of the issuance right, LNC has the right to repurchase the 6.792% senior notes then outstanding and held by Trust II, in whole or in part, in exchange for principal and/or interest strips of U.S. Treasury securities, and may exercise or assign the issuance right with respect to the repurchased 6.792% senior notes at a later date. Additionally, LNC may redeem any outstanding 6.792% senior notes, in whole or in part, prior to their maturity. Prior to November 15, 2054, the redemption price will equal the greater of par and a make-whole redemption price. On or after November 15, 2054, any outstanding 6.792% senior notes may be redeemed at par.

13. Fair Value of Financial Instruments

Financial Instruments Carried at Fair Value

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of June 30, 2025
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$–	$64,296	$3,076	$67,372
U.S. government bonds	544	19	–	563
State and municipal bonds	–	2,254	–	2,254
Foreign government bonds	–	239	–	239
RMBS	–	1,984	79	2,063
CMBS	–	1,931	41	1,972
ABS	–	11,658	3,000	14,658
Hybrid and redeemable preferred securities	44	129	92	265
Trading securities	–	1,613	296	1,909
Equity securities	4	254	83	341
Mortgage loans on real estate	–	–	232	232
Derivative investments (1)	–	13,948	65	14,013
Other investments – short-term investments	–	312	24	336
MRB assets	–	–	4,577	4,577
Other assets:
Ceded MRBs	–	–	2	2
Indexed annuity ceded embedded derivatives	–	–	1,236	1,236
Separate account assets	371	172,571	–	172,942
Total assets	$963	$271,208	$12,803	$284,974

Liabilities
Policyholder account balances – RILA, fixed annuity
and IUL contracts	$–	$–	$(13,089)	$(13,089)
Funds withheld reinsurance liabilities – reinsurance-related
embedded derivatives	–	169	(309)	(140)
MRB liabilities	–	–	(1,205)	(1,205)
Other liabilities:
Ceded MRBs	–	–	(341)	(341)
Derivative liabilities (1)	–	(5,648)	(180)	(5,828)
Total liabilities	$–	$(5,479)	$(15,124)	$(20,603)

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

	For the Three Months Ended June 30, 2025
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$2,974	$(24)	$5	$32	$89	$3,076
RMBS	19	–	–	67	(7)	79
CMBS	30	–	–	18	(7)	41
ABS	2,631	–	(11)	419	(39)	3,000
Hybrid and redeemable preferred
securities	81	–	–	1	10	92
Trading securities	287	3	–	(1)	7	296
Equity securities	35	(2)	–	(4)	54	83
Mortgage loans on real estate	232	(1)	2	(1)	–	232
Other investments	15	–	–	9	–	24
Other assets:
Ceded MRBs (3)	2	–	–	–	–	2
Indexed annuity ceded embedded
derivatives (4)	1,092	73	–	71	–	1,236
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	(10,807)	(2,146)	–	(136)	–	(13,089)
Funds withheld reinsurance
liabilities – reinsurance-related
embedded derivatives (4)	(323)	14	–	–	–	(309)
Other liabilities:
Ceded MRBs (3)	(314)	(27)	–	–	–	(341)
Derivative liabilities	(109)	(6)	–	–	–	(115)
Total, net	$(4,155)	$(2,116)	$(4)	$475	$107	$(5,693)

	For the Three Months Ended June 30, 2024
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$2,489	$–	$(8)	$192	$(92)	$2,581
RMBS	12	–	–	6	–	18
CMBS	8	–	–	15	–	23
ABS	1,692	–	7	365	(67)	1,997
Hybrid and redeemable preferred
securities	51	–	(1)	–	–	50
Trading securities	271	–	–	2	–	273
Equity securities	39	–	–	(1)	–	38
Mortgage loans on real estate	289	4	–	(35)	–	258
Derivative investments	1	(7)	–	(2)	–	(8)
Other assets:
Ceded MRBs (3)	2	–	–	–	–	2
Indexed annuity ceded embedded
derivatives (4)	973	11	–	(17)	–	967
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	(10,896)	(339)	–	(182)	–	(11,417)
Funds withheld reinsurance
liabilities – reinsurance-related
embedded derivatives (4)	(583)	379	–	–	–	(204)
Other liabilities – ceded MRBs (3)	(360)	16	–	–	–	(344)
Total, net	$(6,012)	$64	$(2)	$343	$(159)	$(5,766)

	For the Six Months Ended June 30, 2025
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$2,865	$(37)	$6	$131	$111	$3,076
RMBS	12	–	–	74	(7)	79
CMBS	8	–	–	40	(7)	41
ABS	2,099	(21)	7	897	18	3,000
Hybrid and redeemable preferred
securities	73	–	–	19	–	92
Trading securities	265	4	–	3	24	296
Equity securities	34	(8)	–	3	54	83
Mortgage loans on real estate	232	(2)	4	(2)	–	232
Other investments (4)	23	–	–	1	–	24
Other assets:
Ceded MRBs (3)	2	–	–	–	–	2
Indexed annuity ceded embedded
derivatives (4)	1,115	50	–	71	–	1,236
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	(12,449)	(472)	–	(168)	–	(13,089)
Funds withheld reinsurance
liabilities – reinsurance-related
embedded derivatives (4)	(234)	(75)	–	–	–	(309)
Other liabilities:
Ceded MRBs (3)	(381)	40	–	–	–	(341)
Derivative liabilities	(136)	21	–	–	–	(115)
Total, net	$(6,472)	$(500)	$17	$1,069	$193	$(5,693)

	For the Six Months Ended June 30, 2024
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$2,497	$2	$(18)	$214	$(114)	$2,581
State and municipal bonds	5	–	–	–	(5)	–
RMBS	13	–	(1)	6	–	18
CMBS	8	–	–	15	–	23
ABS	1,484	–	5	566	(58)	1,997
Hybrid and redeemable preferred
securities	48	–	2	–	–	50
Trading securities	284	–	–	(11)	–	273
Equity securities	42	(3)	–	(1)	–	38
Mortgage loans on real estate	288	4	1	(35)	–	258
Derivative investments	36	5	–	2	(51)	(8)
Other assets:
Ceded MRBs (3)	2	–	–	–	–	2
Indexed annuity ceded embedded
derivatives (4)	940	44	–	(17)	–	967
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	(9,077)	(2,015)	–	(325)	–	(11,417)
Funds withheld reinsurance
liabilities – reinsurance-related
embedded derivatives (4)	(789)	585	–	–	–	(204)
Other liabilities – ceded MRBs (3)	(239)	(105)	–	–	–	(344)
Total, net	$(4,458)	$(1,483)	$(11)	$414	$(228)	$(5,766)

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, (in millions) as reported above:

	For the Three Months Ended June 30, 2025
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$414	$(243)	$(6)	$(123)	$(10)	$32
RMBS	68	–	–	(1)	–	67
CMBS	33	(15)	–	–	–	18
ABS	577	(40)	–	(77)	(41)	419
Hybrid and redeemable preferred
securities	1	–	–	–	–	1
Trading securities	11	(10)	–	(2)	–	(1)
Equity securities	7	(11)	–	–	–	(4)
Mortgage loans on real estate	1	–	–	(2)	–	(1)
Other investments	9	–	–	–	–	9
Other assets – indexed annuity ceded
embedded derivatives	67	–	–	4	–	71
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	(425)	–	–	289	–	(136)
Total, net	$763	$(319)	$(6)	$88	$(51)	$475

	For the Three Months Ended June 30, 2024
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$364	$(58)	$–	$(114)	$–	$192
RMBS	6	–	–	–	–	6
CMBS	15	–	–	–	–	15
ABS	462	(30)	–	(56)	(11)	365
Trading securities	5	–	–	(3)	–	2
Equity securities	–	(1)	–	–	–	(1)
Mortgage loans on real estate	–	(30)	–	(5)	–	(35)
Derivative investments	(3)	–	1	–	–	(2)
Other assets – indexed annuity ceded
embedded derivatives	26	–	–	(43)	–	(17)
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	(285)	–	–	103	–	(182)
Total, net	$590	$(119)	$1	$(118)	$(11)	$343

	For the Six Months Ended June 30, 2025
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$660	$(288)	$(6)	$(225)	$(10)	$131
RMBS	75	–	–	(1)	–	74
CMBS	55	(15)	–	–	–	40
ABS	1,171	(40)	(10)	(167)	(57)	897
Hybrid and redeemable preferred
securities	21	(2)	–	–	–	19
Trading securities	61	(52)	–	(6)	–	3
Equity securities	15	(12)	–	–	–	3
Mortgage loans on real estate	1	(1)	–	(2)	–	(2)
Other investments	11	–	(10)	–	–	1
Other assets – indexed annuity ceded
embedded derivatives	93	–	–	(22)	–	71
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	(656)	–	–	488	–	(168)
Total, net	$1,507	$(410)	$(26)	$65	$(67)	$1,069

	For the Six Months Ended June 30, 2024
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$641	$(199)	$(2)	$(225)	$(1)	$214
RMBS	6	–	–	–	–	6
CMBS	15	–	–	–	–	15
ABS	726	(30)	–	(119)	(11)	566
Trading securities	5	(2)	–	(14)	–	(11)
Equity securities	–	(1)	–	–	–	(1)
Mortgage loans on real estate	1	(31)	–	(5)	–	(35)
Derivative investments	4	–	(2)	–	–	2
Other assets – indexed annuity ceded
embedded derivatives	52	–	–	(69)	–	(17)
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	(533)	–	–	208	–	(325)
Total, net	$917	$(263)	$(4)	$(224)	$(12)	$414

The following summarizes changes in unrealized gains (losses) included in net income related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Investments:
Trading securities (1)	$3	$(1)	$–	$(1)
Equity securities (1)	(1)	(1)	(7)	(3)
Mortgage loans on real estate (1)	(1)	(2)	(2)	(3)
Derivative investments (1)	(6)	(8)	(6)	8
MRBs (2)	933	127	(367)	2,022
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (1)	14	228	(75)	469
Embedded derivatives – indexed annuity
and IUL contracts (1)	206	379	375	585
Total, net	$1,148	$722	$(82)	$3,077

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

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Investments:
Fixed maturity AFS securities:
Corporate bonds	$(7)	$(29)	$(14)	$(41)
ABS	(5)	(20)	11	(20)
Hybrid and redeemable preferred
securities	–	(1)	–	1
Mortgage loans on real estate	2	–	4	1
Total, net	$(10)	$(50)	$1	$(59)

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three Months Ended June 30, 2025			For the Three Months Ended June 30, 2024
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$90	$(1)	$89	$–	$(92)	$(92)
RMBS	–	(7)	(7)	–	–	–
CMBS	–	(7)	(7)	–	–	–
ABS	13	(52)	(39)	18	(85)	(67)
Hybrid and redeemable preferred
securities	10	–	10	–	–	–
Trading securities	7	–	7	–	–	–
Equity securities	54	–	54	–	–	–
Total, net	$174	$(67)	$107	$18	$(177)	$(159)

	For the Six Months Ended June 30, 2025			For the Six Months Ended June 30, 2024
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$112	$(1)	$111	$22	$(136)	$(114)
RMBS	–	(7)	(7)	–	–	–
CMBS	–	(7)	(7)	–	–	–
State and municipal bonds	–	–	–	–	(5)	(5)
ABS	70	(52)	18	50	(108)	(58)
Hybrid and redeemable preferred
securities	10	(10)	–	–	–	–
Trading securities	24	–	24	–	–	–
Equity securities	54	–	54	–	–	–
Derivative investments	–	–	–	–	(51)	(51)
Total, net	$270	$(77)	$193	$72	$(300)	$(228)

Transfers into and out of Level 3 are generally the result of observable market information on financial instruments no longer being available or becoming available to our pricing vendors. For the three and six months ended June 30, 2025 and 2024, transfers in and out of Level 3 were attributable primarily to the financial instruments’ observable market information no longer being available or becoming available.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of June 30, 2025:

							Weighted
							Average
	Fair	Valuation	Significant	Assumption or			Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS
securities:
Corporate bonds	$172	Discounted cash flow	Liquidity/duration adjustment (2)	0.0%	–	2.9%	1.6%
ABS	9	Discounted cash flow	Liquidity/duration adjustment (2)	1.1%	–	1.1%	1.1%
CMBS	41	Discounted cash flow	Liquidity/duration adjustment (2)	1.8%	—	1.9%	1.8%
Hybrid and redeemable
preferred securities	39	Discounted cash flow	Liquidity/duration adjustment (2)	1.2%	–	2.0%	1.8%
Equity securities	5	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	–	4.5%	4.5%
MRB assets	4,577	Discounted cash flow	Lapse (3)	1.0%	—	30.0%	(10)
			Utilization of GLB withdrawals (4)	85.0%	—	100.0%	92.0%
			Claims utilization factor (5)	60.0%	—	100.0%	(10)
			Premiums utilization factor (5)	80.0%	—	115.0%	(10)
			Non-performance risk (6)	0.3%	—	1.9%	1.5%
			Mortality (7)			(9)	(10)
			Volatility (8)	1.0%	—	29.0%	14.4%
Other assets:
Ceded MRBs (11)	2
Indexed annuity
ceded embedded
derivatives	1,236	Discounted cash flow	Lapse (3)	0.0%	–	9.0%	(10)
			Mortality (7)			(9)	(10)
Liabilities
Policyholder account
balances – indexed annuity
contracts embedded
derivatives	$(13,053)	Discounted cash flow	Lapse (3)	0.0%	–	9.0%	(10)
			Mortality (7)			(9)	(10)
MRB liabilities	(1,205)	Discounted cash flow	Lapse (3)	1.0%	—	30.0%	(10)
			Utilization of GLB withdrawals (4)	85.0%	—	100.0%	92.0%
			Claims utilization factor (5)	60.0%	—	100.0%	(10)
			Premiums utilization factor (5)	80.0%	—	115.0%	(10)
			Non-performance risk (6)	0.3%	—	1.9%	1.5%
			Mortality (7)			(9)	(10)
			Volatility (8)	1.0%	—	29.0%	14.4%
Other liabilities – ceded
MRBs (11)	(341)

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

The fair value and aggregate contractual principal for mortgage loans on real estate where the fair value option was elected (in millions) were as follows:

	As of June 30,	As of December 31,
	2025	2024
Fair value	$232	$232
Aggregate contractual principal	265	263

For information on current and past due composition and accruing status for loans where we have elected the fair value option, see Note 3.

Financial Instruments Not Carried at Fair Value

The following summarizes the fair value by the fair value hierarchy levels and the carrying amount of our financial instruments not carried at fair value (in millions):

	As of June 30, 2025
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value	Amount
Assets
Investments:
Mortgage loans on real estate	$–	$20,878	$–	$20,878	$21,764
Other investments	–	681	5,594	6,275	6,275
Policy loans	–	2,552	–	2,552	2,552
Cash and invested cash	–	7,143	–	7,143	7,143

Liabilities
Policyholder account balances – certain investment
contracts and other liabilities	$–	$–	$(31,640)	$(31,640)	$(41,952)
Policyholder account balances – funding agreements	–	(1,030)	–	(1,030)	(1,000)
Long-term debt	–	(5,447)	–	(5,447)	(5,767)
Funds withheld reinsurance-related liabilities – excluding
embedded derivatives	–	–	(16,560)	(16,560)	(16,560)

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of June 30, 2025.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of June 30, 2025, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $150 million, after-tax. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Cost of Insurance and Other Litigation

Cost of Insurance Litigation

Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company, filed in the U.S. District Court for the District of Connecticut, No. 3:16-cv-00827, is a putative class action that was served on LNL on June 8, 2016. Plaintiff is the owner of a universal life insurance policy who alleges that LNL charged more for non-guaranteed cost of insurance than permitted by the policy. Plaintiff seeks to represent all universal life and variable universal life policyholders who owned policies containing non-guaranteed cost of insurance provisions that are similar to those of plaintiff’s policy and seeks damages on behalf of all such policyholders. On January 11, 2019, the court dismissed plaintiff’s complaint in its entirety. In response, plaintiff filed a motion for leave to amend the complaint, which, on September 25, 2023, the court granted in part and denied in part. Plaintiff filed an amended complaint on October 10, 2023. On March 7, 2024, the parties entered into a provisional settlement agreement that encompasses policies that are at issue in this case, which also includes all policies at issue in the lawsuits captioned Iwanski v. First Penn-Pacific Life Insurance Company, TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company and Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, each of which are described below. The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024, and on September 4, 2024, the court granted preliminary approval of the provisional settlement. On December 16, 2024, the court heard oral argument on the issue of whether to grant final approval of the provisional settlement. On June 16, 2025, the court granted final approval of the provisional settlement and on June 18, 2025, entered final judgment and dismissed the case. On July 16, 2025, plaintiffs in the Iwanski, TVPX ARS INC. and Vida cases appealed the final approval of the provisional settlement to the U.S. Court of Appeals for the Second Circuit. The provisional settlement, which is subject to the outcome of the appeal, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in Iwanski, TVPX ARS INC. and Vida). As of June 30, 2025, the total provisional settlement amount of $147.5 million, pre-tax, remains accrued.

Iwanski v. First Penn-Pacific Life Insurance Company (“FPP”), No. 2:18-cv-01573, filed in the U.S. District Court for the Eastern District of Pennsylvania is a putative class action that was filed on April 13, 2018. Plaintiff alleges that defendant FPP breached the terms of his life insurance policy by deducting non-guaranteed cost of insurance charges in excess of what is permitted by the policies. Plaintiff seeks to represent all owners of universal life insurance policies issued by FPP containing non-guaranteed cost of insurance provisions that are similar to those of plaintiff’s policy and seeks damages on their behalf. Breach of contract is the only cause of action asserted. On March 7, 2024, the parties in Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company (discussed above) entered into a provisional settlement agreement that encompasses all policies at issue in this case, as the Glover case is inclusive of all policies in this case, as well as in the lawsuits captioned TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company and Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York (both discussed below). The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024, and on September 4, 2024, the court granted preliminary approval of the provisional settlement. On December 16, 2024, the court heard oral argument on the issue of whether to grant final approval of the provisional settlement. On June 16, 2025, the court granted final approval of the Glover provisional settlement and on June 18, 2025, entered final judgment and dismissed the case. On July 16, 2025, plaintiffs in the Iwanski, TVPX ARS INC. and Vida cases appealed the final approval of the provisional settlement to the U.S. Court of Appeals for the Second

Circuit. The provisional settlement, which is subject to the outcome of the appeal, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in Iwanski, TVPX ARS INC. and Vida). A motion has been filed to stay the proceedings in this matter pending the completion of the settlement approval process in Glover.

TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company, filed in the U.S. District Court for the Eastern District of Pennsylvania, No. 2:18-cv-02989, is a putative class action that was filed on July 17, 2018. Plaintiff alleges that LNL charged more for non-guaranteed cost of insurance than permitted by the policy. Plaintiff seeks to represent all universal life and variable universal life policyholders who own policies issued by LNL or its predecessors containing non-guaranteed cost of insurance provisions that are similar to those of plaintiff’s policy and seeks damages on behalf of all such policyholders. On March 7, 2024, the parties in Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company (discussed above) entered into a provisional settlement agreement that encompasses all policies at issue in this case, as the Glover case is inclusive of all policies in this case, as well as in the lawsuits captioned Iwanski v. First Penn-Pacific Life Insurance Company (discussed above) and Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York (discussed below). The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024, and on September 4, 2024, the court granted preliminary approval of the provisional settlement. On December 16, 2024, the court heard oral argument on the issue of whether to grant final approval of the provisional settlement. On June 16, 2025, the court granted final approval of the Glover provisional settlement and on June 18, 2025, entered final judgment and dismissed the case. On July 16, 2025, plaintiffs in the Iwanski, TVPX ARS INC. and Vida cases appealed the final approval of the provisional settlement to the U.S. Court of Appeals for the Second Circuit. The provisional settlement, which is subject to the outcome of the appeal, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in Iwanski, TVPX ARS INC. and Vida). A motion has been filed to stay the proceedings in this matter pending the completion of the settlement approval process in Glover.

Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, pending in the U.S. District Court for the Southern District of New York, No. 1:19-cv-06004, is a putative class action that was filed on June 27, 2019. Plaintiff alleges that Lincoln Life & Annuity Company of New York (“LLANY”) charged more for non-guaranteed cost of insurance than was permitted by the policies. On March 31, 2022, the court issued an order granting plaintiff’s motion for class certification and certified a class of all current or former owners of six universal life insurance products issued by LLANY that were assessed a cost of insurance charge any time on or after June 27, 2013. Plaintiff seeks damages on behalf of the class. On April 19, 2023, LLANY filed a motion for summary judgment. On March 7, 2024, the parties in Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company (discussed above) entered into a provisional settlement agreement that encompasses all policies at issue in this case, as the Glover case is inclusive of all policies in this case, as well as in the lawsuits captioned Iwanski v. First Penn-Pacific Life Insurance Company and TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company (both discussed above). The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024, and on September 4, 2024, the court granted preliminary approval of the provisional settlement. On March 29, 2024, the court issued its summary judgment decision, granting LLANY’s motion in part and denying it in part, and entering summary judgment against twenty-two policyholders that the court determined were not economically harmed. On June 25, 2024, the court granted LLANY’s April 12, 2024, motion to stay proceedings in this matter pending the completion of the approval process in Glover. On December 16, 2024, the court heard oral argument on the issue of whether to grant final approval of the Glover provisional settlement. On June 16, 2025, the court granted final approval of the Glover provisional settlement and on June 18, 2025, entered final judgment and dismissed the case. On July 16, 2025, plaintiffs in the Iwanski, TVPX ARS INC. and Vida cases appealed the final approval of the provisional settlement to the U.S. Court of Appeals for the Second Circuit. The provisional settlement, which is subject to the outcome of the appeal, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in Iwanski, TVPX ARS INC. and Vida).

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

EFG Bank AG, Cayman Branch, et al. v. The Lincoln National Life Insurance Company, No. 17-cv-02592-GJP (E.D. Pa.), filed on February 1, 2017; Brighton Trustees, LLC, et al. v. The Lincoln National Life Insurance Company, No. 2:23-cv-2251-GJP (E.D. Pa.), filed on April 20, 2023 (and transferred to the U.S. District Court for the Eastern District of Pennsylvania on June 12, 2023); Ryan K. Crayne, on behalf of and as trustee for Carlton Peak Trust v. The Lincoln National Life Insurance Company, No. 2:24-cv-00053-GJP, filed on November 17, 2023 (and transferred to the U.S. District Court for the Eastern District of Pennsylvania on January 4, 2024) and Wells Fargo Bank, N.A, solely in its capacity as securities intermediary v. The Lincoln National Life Insurance Company, No. 25-cv-00152-GJP (E.D. Pa.), filed on December 4, 2024 (and transferred to the U.S. District Court for the Eastern District of Pennsylvania on January 9, 2025) are consolidated civil actions pending in the Eastern District of Pennsylvania. In each case other than Crayne, plaintiffs purport to own universal life insurance policies or interests in universal life insurance policies originally issued by Jefferson-Pilot (now LNL). In Crayne, plaintiffs purport to own litigation claims concerning universal life policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs in each case allege that LNL breached the terms of policyholders’ contracts when it increased non-guaranteed cost of insurance rates beginning in 2016 (or, in Brighton Trustees and Wells Fargo Bank, in 2016 and 2017). We are vigorously defending these consolidated matters. Conestoga Trust, et al, v. Lincoln National Corp., et al., No. 18-cv-02379-GJP (E.D. Pa.), filed on June 6, 2018, was previously consolidated with the above civil actions. On April 2, 2025, we entered into an agreement with the plaintiffs in Conestoga Trust in full and final settlement of this matter, and the Conestoga Trust matter is now concluded.

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

Donald C. Meade v. Lincoln National Corporation, Ellen Cooper, Dennis Glass, and Randal Freitag (“Defendants”), No. 2:24-cv-01704, pending in the U.S. District Court for the Eastern District of Pennsylvania, is a putative class action that was filed on April 23, 2024. On June 24, 2024, Local 295 IBT Employer Group Pension Trust Fund (“Local 295”) filed a motion for appointment as lead plaintiff. On October 23, 2024, the court granted this motion. Local 295 seeks to represent persons and entities that purchased or otherwise acquired Lincoln National Corporation common stock between December 8, 2021, and November 2, 2022, inclusive (the “Class Period”). On December 23, 2024, plaintiff filed an amended complaint. Plaintiff alleges claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, and under SEC Rule 10b-5. Plaintiff alleges that, throughout the Class Period, Defendants made materially false and/or misleading statements, as well as failed to disclose material adverse facts that plaintiff alleges Defendants knew, or recklessly disregarded, at the time the statements were made, about the Company’s business, operations and prospects with respect to its Guaranteed Universal Life policies and their lapse rates. The action seeks unspecified compensatory damages and reasonable costs and expenses incurred in this action, including counsel fees and expert fees, together with equitable/injunctive relief or such other relief as the court may deem just and proper. On February 21, 2025, Defendants filed a motion to dismiss. On July 24, 2025, the court granted Defendants’ motion to dismiss and dismissed the amended complaint without prejudice. Plaintiff has 14 days from the date of the court’s order to file a second amended complaint. We are vigorously defending this matter.

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

Tax Assessment Proceeding

Lincoln National Life Insurance Company v. Township of Radnor, pending in the Court of Common Pleas of Delaware County, Pennsylvania Civil Division, No. 2022-001894, is a de novo appeal filed by LNL on March 21, 2022, regarding a September 30, 2021, Notice of Tax Assessment issued by the Township of Radnor to LNL for additional business privilege tax for the years 2014-2019/2020 estimate. The assessment was based on an audit undertaken by a third-party auditor and consultant to the Township of Radnor, following a periodic business review of LNL undertaken by the same individual in 2018. The assessment is comprised of taxes, interest and penalties for the period in question. LNL filed a motion for summary judgment that was denied by the court. The trial of this matter was held in the fourth quarter of 2024. On July 16, 2025, the court entered judgment in favor of LNL.

Reinsurance Disputes

Certain reinsurers have in the past sought, and may in the future seek, rate increases on certain yearly renewable term agreements. We may initiate legal proceedings, as necessary, under these agreements in order to protect our contractual rights. Additionally, reinsurers have in the past initiated, and may in the future initiate, legal proceedings against us.

State Guaranty Fund Assessments

State guaranty associations levy assessments on insurance companies doing business within their jurisdictions to cover policyholder losses from insolvent or impaired insurance companies. Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. We accrue the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life & Health Insurance Guaranty Associations and the amount of premiums written in each state. We reported the undiscounted expected state guaranty fund assessment liability within other liabilities on the

Consolidated Balance Sheets of $63 million as of June 30, 2025, and December 31, 2024. The actual amount of assessments levied against us in connection with insurance company insolvencies may vary from this estimate. Future guaranty fund assessments are expected to be paid based on anticipated funding periods for each guaranty association obligation. In addition, we reported the related receivable for expected future state premium tax recoveries within other assets on the Consolidated Balance Sheets of $99 million as of June 30, 2025, and December 31, 2024. Premium tax recoveries are expected to be realized based on regulations set forth by the various state taxing authorities. The balance sheet position as of June 30, 2025, and December 31, 2024, nets to recoveries of $36 million.

15. Shares and Stockholders’ Equity

Preferred Shares

Preferred stock authorized, issued and outstanding (number of shares) was as follows:

	As of June 30, 2025			As of December 31, 2024
	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
9.250% Fixed Rate Reset Non-Cumulative
Preferred Stock, Series C	20,000	20,000	20,000	20,000	20,000	20,000
9.000% Non-Cumulative Preferred Stock, Series D	20,000	20,000	20,000	20,000	20,000	20,000
Not designated	9,960,000	–	–	9,960,000	–	–
Total preferred shares	10,000,000	40,000	40,000	10,000,000	40,000	40,000

The per share and aggregate dividends declared for preferred stock by series (in millions except per share data) was as follows:

	For the Three Months Ended June 30,
	2025		2024
	Dividend	Aggregate	Dividend	Aggregate
Series	Per Share	Dividend	Per Share	Dividend
Series C	$–	$–	$–	$–
Series D	562.50	11	562.50	11
Total	$562.50	$11	$562.50	$11

	For the Six Months Ended June 30,
	2025		2024
	Dividend	Aggregate	Dividend	Aggregate
Series	Per Share	Dividend	Per Share	Dividend
Series C	$1,156.25	$23	$1,156.25	$23
Series D	1,125.00	23	1,125.00	23
Total	$2,281.25	$46	$2,281.25	$46

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Common Stock
Balance as of beginning-of-period	170,695,166	170,016,887	170,380,646	169,666,137
Issuance of common stock	18,759,497	–	18,759,497	–
Stock compensation/issued for benefit plans	116,241	171,600	430,761	522,350
Balance as of end-of-period	189,570,904	170,188,487	189,570,904	170,188,487

Our common stock is without par value.

Issuance of Common Stock

On June 5, 2025, we closed the previously announced stock purchase agreement (the “Purchase Agreement”) with Bain Capital Prairie, LLC (the “Buyer”), a newly formed subsidiary of Bain Capital, under which we agreed to sell shares representing 9.9% of our outstanding common stock on a post-issuance basis to the Buyer. Under the final terms, Lincoln issued 18,759,497 shares of common stock at $44.00 per share, based on a 25% premium to the 30-day volume-weighted average price as of April 8, 2025, for aggregate consideration of $825 million.

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

Earnings Per Share

The calculation of earnings per share (“EPS”) was as follows (in millions except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) available to common stockholders – basic	$688	$884	$(69)	$2,070
Deferred units of LNC stock in our
deferred compensation plans (1)	–	–	–	3
Net income (loss) available to common
stockholders – diluted	$688	$884	$(69)	$2,073

Weighted-average shares, as used in basic calculation	177,175,326	170,620,161	174,264,554	170,335,077
Incremental common shares from assumed exercise or
issuance of stock-based incentive compensation awards	2,773,060	1,553,402	2,769,320	1,324,837
Average deferred compensation shares (1)	654,279	719,003	–	703,742
Weighted-average shares, as used in diluted calculation (2)	180,602,665	172,892,566	177,033,874	172,363,656

Net income (loss) per share:
Basic	$3.88	$5.18	$(0.39)	$12.16
Diluted	3.80	5.11	(0.39)	12.03

(1)    We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to all or a portion of their deferral amounts. This obligation is settled in either cash or LNC stock pursuant to the applicable plan document. We exclude deferred units of LNC stock that are antidilutive from our diluted EPS calculation.
(2)     Due to reporting a net loss for the six months ended June 30, 2025, basic shares were used in the diluted EPS calculation for this period as the use of diluted shares would have resulted in a lower loss per share.

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our EPS, such options will be shown in the table above.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Six Months Ended June 30,
	2025	2024
Unrealized Gain (Loss) on Fixed Maturity AFS Securities and Certain
Other Investments
Balance as of beginning-of-year	$(6,239)	$(5,188)
Unrealized holding gains (losses)	1,083	(1,971)
Change in foreign currency exchange rate adjustment	483	(117)
Change in future contract benefits and policyholder account balances,
net of reinsurance	(297)	1,146
Income tax benefit (expense)	(268)	194
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(117)	(137)
Income tax benefit (expense)	25	29
Balance as of end-of-period	$(5,146)	$(5,828)
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$638	$375
Unrealized holding gains (losses)	206	178
Change in foreign currency exchange rate adjustment	(474)	117
Income tax benefit (expense)	57	(62)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	39	42
Income tax benefit (expense)	(8)	(9)
Balance as of end-of-period	$396	$575
Market Risk Benefit Non-Performance Risk Gain (Loss)
Balance as of beginning-of-year	$146	$1,070
OCI before reclassification	(42)	(841)
Income tax benefit (expense)	10	180
Balance as of end-of-period	$114	$409
Policyholder Liability Discount Rate Remeasurement Gain (Loss)
Balance as of beginning-of-year	$744	$587
OCI before reclassification	(222)	264
Income tax benefit (expense)	47	(56)
Balance as of end-of-period	$569	$795
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(29)	$(26)
OCI before reclassification	15	(1)
Balance as of end-of-period	$(14)	$(27)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(296)	$(294)
OCI before reclassification	(15)	1
Balance as of end-of-period	$(311)	$(293)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item on the Consolidated Statements of Comprehensive Income (Loss):

	For the Six Months Ended June 30,
	2025	2024
Unrealized Gain (Loss) on Fixed Maturity AFS
Securities and Certain Other Investments
Reclassification	$(143)	$(159)	Realized gain (loss)
Associated change in future contract benefits	26	22	Benefits
Reclassification before income tax benefit (expense)	(117)	(137)	Income (loss) before taxes
Income tax benefit (expense)	25	29	Federal income tax expense (benefit)
Reclassification, net of income tax	$(92)	$(108)	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Interest rate contracts	$1	$(1)	Net investment income
Interest rate contracts	8	15	Interest and debt expense
Foreign currency contracts	27	29	Net investment income
Foreign currency contracts	3	(1)	Realized gain (loss)
Reclassification before income tax benefit (expense)	39	42	Income (loss) before taxes
Income tax benefit (expense)	(8)	(9)	Federal income tax expense (benefit)
Reclassification, net of income tax	$31	$33	Net income (loss)

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

Income (loss) from operations is the internal measure used by our CODM that explains the results of our ongoing operations in a manner that allows for a better understanding of the underlying trends by excluding items that are not necessarily indicative of current operating fundamentals or future performance, and, in most instances, decisions regarding these adjustments do not necessarily relate to the operations of the individual business segments. Income (loss) from operations is used by our CODM to evaluate financial performance, to assess the budgeting and forecasting process and to determine future resource allocation. In the third quarter of 2024, we revised our definition of income (loss) from operations to exclude the impact of certain additional items that are not indicative of the ongoing operations of the business and may obscure trends in the underlying performance of the Company. The presentation of prior period income (loss) from operations was recast for such third quarter 2024 revisions to conform to the current period presentation.

Income (loss) from operations is GAAP net income (loss) excluding the following items, as applicable:

•Items related to annuity product features, which include changes in MRBs, changes in the fair value of the related hedge instruments inclusive of income allocated to support the cost of hedging or future benefits, and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products (collectively, “net annuity product features”);
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
•Changes in the fair value of equity securities and certain other investments, the impact of certain derivatives, and realized gains (losses) on sales, disposals and impairments of financial assets (collectively, “investment gains (losses)”);

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
•Other items, which include the following: certain legal and regulatory accruals; severance expense related to initiatives that realign the workforce; transaction, integration and other costs related to mergers and acquisitions including the acquisition or divestiture, through reinsurance or other means, of businesses or blocks of business, and certain other corporate initiatives; mark-to-market adjustment related to the LNC stock component of our deferred compensation plans (“deferred compensation mark-to-market adjustment”); gains (losses) on modification or early extinguishment of debt; and impacts from settlement or curtailment of defined benefit obligations; and
•Income tax benefit (expense) related to the above pre-tax items, including the effect of tax adjustments such as changes to deferred tax valuation allowances.

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

The tables below reconcile our internal measure of performance to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three Months Ended June 30, 2025
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating Revenues (1)	$1,214	$1,602	$1,538	$331	$41	$4,726
Operating Expenses (2)
Benefits and policyholder liability
remeasurement (gain) loss	32	956	913	–	7	1,908
Interest credited	439	289	1	174	13	916
Commissions	292	111	139	28	–	570
General and administrative expenses	126	133	227	83	57	626
Interest and debt expense	–	–	–	–	81	81
Other (3)	(13)	79	39	4	(1)	108
Total operating expenses	876	1,568	1,319	289	157	4,209
Total federal income tax expense (benefit)	51	2	46	5	(25)	79
Total income (loss) from operations	287	32	173	37	(91)	438
Reconciliation of total income (loss) from
operations to net income (loss):
Net annuity product features, pre-tax (4)						405
Net life insurance product features, pre-tax						(58)
Credit loss-related adjustments, pre-tax						(25)
Investment gains (losses), pre-tax						(81)
Changes in the fair value of
reinsurance-related embedded
derivatives, trading securities and
certain mortgage loans, pre-tax (5)						14
Other items, pre-tax (6) (7) (8) (9)						75
Income tax benefit (expense) related to
the above pre-tax items						(69)
Total net income (loss)						$699

(1)    See table below for reconciliation of total operating revenues to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss).
(2)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Inter-segment expenses are included within the amounts shown.
(3)    Other operating expenses include: Annuities: DAC and VOBA capitalization and amortization; taxes, licenses and fees; expenses associated with reserve financing and letters of credit (“LOCs”) and amortization of deferred loss on business sold through reinsurance. Life Insurance: DAC and VOBA capitalization and amortization; taxes, licenses and fees; expenses associated with reserve financing and LOCs; amortization of deferred loss on business sold through reinsurance and other intangible amortization. Group Protection: DAC capitalization and amortization; taxes, licenses and fees; other intangible amortization and expenses associated with LOCs. Retirement Plan Services: DAC capitalization and amortization; taxes, licenses and fees and expenses associated with LOCs. Other Operations: Taxes, licenses and fees; DAC capitalization and amortization and reimbursements to Other Operations from the Life Insurance segment for the use of proceeds from certain issuances of senior notes that were used as long-term structured solutions, net of expenses incurred by Other Operations for its access to a financing facility and issuance of LOCs.
(4)    Includes changes in MRBs of $932 million; changes in the fair value of the related hedge instruments inclusive of income allocated to support the cost of hedging or future benefits of $(595) million; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $68 million.
(5)    Includes primarily changes in the fair value of the embedded derivative related to the fourth quarter 2023 reinsurance transaction. For more information, see Note 7.
(6)    Includes severance expense related to initiatives to realign the workforce of $(2) million.

(7)    Includes transaction, integration and other costs related to mergers, acquisitions, divestitures and certain other corporate initiatives of $(18) million primarily related to the Bain Capital transaction.
(8)    Includes deferred compensation mark-to-market adjustment of $1 million.
(9)    Includes gains (losses) on early extinguishment of debt of $94 million.

	For the Three Months Ended June 30, 2024
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating Revenues (1)	$1,209	$1,511	$1,441	$327	$39	$4,527
Operating Expenses (2)
Benefits and policyholder liability
remeasurement (gain) loss	40	964	908	–	5	1,917
Interest credited	377	299	1	168	8	853
Commissions	269	113	113	26	–	521
General and administrative expenses	116	139	226	83	64	628
Interest and debt expense	–	–	–	–	86	86
Other (3)	56	47	28	4	(2)	133
Total operating expenses	858	1,562	1,276	281	161	4,138
Total federal income tax expense (benefit)	54	(16)	35	6	(25)	54
Total income (loss) from operations	297	(35)	130	40	(97)	335
Reconciliation of total income (loss) from
operations to net income (loss) (4):
Net annuity product features, pre-tax (5)						252
Net life insurance product features, pre-tax						4
Credit loss-related adjustments, pre-tax						(34)
Investment gains (losses), pre-tax						(230)
Changes in the fair value of
reinsurance-related embedded
derivatives, trading securities and
certain mortgage loans, pre-tax (6)						201
Gains (losses) on other non-financial assets –
sale of subsidiaries/businesses, pre-tax (7)						584
Other items, pre-tax (8) (9) (10)						(33)
Income tax benefit (expense) related to
the above pre-tax items						(184)
Total net income (loss)						$895

(1)    See table below for reconciliation of total operating revenues to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss).
(2)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Inter-segment expenses are included within the amounts shown.
(3)    Other operating expenses include: Annuities: DAC and VOBA capitalization and amortization; broker-dealer expenses; taxes, licenses and fees and expenses associated with reserve financing and LOCs. Life Insurance: DAC and VOBA capitalization and amortization; taxes, licenses and fees; expenses associated with reserve financing and LOCs and other intangible amortization. Group Protection: DAC capitalization and amortization; taxes, licenses and fees; other intangible amortization and expenses associated with LOCs. Retirement Plan Services: DAC capitalization and amortization; taxes, licenses and fees and expenses associated with LOCs. Other Operations: Taxes, licenses and fees and reimbursements to Other Operations from the Life Insurance segment for the use of proceeds from certain issuances of senior notes that were used as long-term structured solutions, net of expenses incurred by Other Operations for its access to a financing facility and issuance of LOCs.
(4)    The prior period presentation was recast to conform to the revised definition of income (loss) from operations.
(5)    Includes changes in MRBs of $126 million; changes in the fair value of the related hedge instruments inclusive of income allocated to support the cost of hedging or future benefits of $50 million; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $76 million.

(6)    Includes primarily changes in the fair value of the embedded derivative related to the fourth quarter 2023 reinsurance transaction. For more information, see Note 7.
(7)    Relates to the sale of our wealth management business.
(8)    Includes severance expense related to initiatives to realign the workforce of $(7) million.
(9)    Includes transaction, integration and other costs related to mergers, acquisitions, divestitures and certain other corporate initiatives of $(27) million related to the sale of our wealth management business.
(10)    Includes deferred compensation mark-to-market adjustment of $1 million.

	For the Six Months Ended June 30, 2025
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating Revenues (1)	$2,412	$3,188	$3,059	$658	$94	$9,411
Operating Expenses (2)
Benefits and policyholder liability
remeasurement (gain) loss	60	1,958	1,908	–	11	3,937
Interest credited	858	576	–	344	27	1,805
Commissions	590	210	272	55	–	1,127
General and administrative expenses	251	263	449	168	125	1,256
Interest and debt expense	–	–	–	–	161	161
Other (3)	(25)	179	83	11	(2)	246
Total operating expenses	1,734	3,186	2,712	578	322	8,532
Total federal income tax expense (benefit)	101	(14)	73	9	(42)	127
Total income (loss) from operations	577	16	274	71	(186)	752
Reconciliation of total income (loss) from
operations to net income (loss):
Net annuity product features, pre-tax (4)						(687)
Net life insurance product features, pre-tax						(15)
Credit loss-related adjustments, pre-tax						(53)
Investment gains (losses), pre-tax						(183)
Changes in the fair value of
reinsurance-related embedded
derivatives, trading securities and
certain mortgage loans, pre-tax (5)						(76)
Other items, pre-tax (6) (7) (8) (9) (10)						40
Income tax benefit (expense) related to
the above pre-tax items						199
Total net income (loss)						$(23)

(1)    See table below for reconciliation of total operating revenues to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss).
(2)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Inter-segment expenses are included within the amounts shown.
(3)    Other operating expenses include: Annuities: DAC and VOBA capitalization and amortization; taxes, licenses and fees; expenses associated with reserve financing and LOCs and amortization of deferred loss on business sold through reinsurance. Life Insurance: DAC and VOBA capitalization and amortization; taxes, licenses and fees; expenses associated with reserve financing and LOCs; amortization of deferred loss on business sold through reinsurance and other intangible amortization. Group Protection: Taxes, licenses and fees; DAC capitalization and amortization; other intangible amortization and expenses associated with LOCs. Retirement Plan Services: Taxes, licenses and fees; DAC capitalization and amortization and expenses associated with LOCs. Other Operations: Taxes, licenses and fees; DAC capitalization and amortization and reimbursements to Other Operations from the Life Insurance segment for the use of proceeds from certain issuances of senior notes that were used as long-term structured solutions, net of expenses incurred by Other Operations for its access to a financing facility and issuance of LOCs.
(4)    Includes changes in MRBs of $(370) million; changes in the fair value of the related hedge instruments inclusive of income allocated to support the cost of hedging or future benefits of $(321) million; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $4 million.

(5)    Includes primarily changes in the fair value of the embedded derivative related to the fourth quarter 2023 reinsurance transaction. For more information, see Note 7.
(6)    Includes severance expense related to initiatives to realign the workforce of $(8) million.
(7)    Includes transaction, integration and other costs related to mergers, acquisitions, divestitures and certain other corporate initiatives of $(38) million related to the Bain Capital transaction and the sale of our wealth management business.
(8)    Includes deferred compensation mark-to-market adjustment of $(8) million.
(9)    Includes gains (losses) on early extinguishment of debt of $94 million.

	For the Six Months Ended June 30, 2024
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating Revenues (1)	$2,477	$3,052	$2,867	$649	$66	$9,111
Operating Expenses (2)
Benefits and policyholder liability
remeasurement (gain) loss	67	1,951	1,871	–	11	3,900
Interest credited	729	592	2	335	17	1,675
Commissions	523	226	222	49	–	1,020
General and administrative expenses	236	282	435	168	120	1,241
Interest and debt expense	–	–	–	–	167	167
Other (3)	253	102	71	9	(7)	428
Total operating expenses	1,808	3,153	2,601	561	308	8,431
Total federal income tax expense (benefit)	113	(31)	56	12	(50)	100
Total income (loss) from operations	556	(70)	210	76	(192)	580
Reconciliation of total income (loss) from
operations to net income (loss) (4):
Net annuity product features, pre-tax (5)						1,702
Net life insurance product features, pre-tax						(128)
Credit loss-related adjustments, pre-tax						(36)
Investment gains (losses), pre-tax						(311)
Changes in the fair value of
reinsurance-related embedded
derivatives, trading securities and
certain mortgage loans, pre-tax (6)						395
Gains (losses) on other non-financial assets –
sale of subsidiaries/businesses, pre-tax (7)						584
Other items, pre-tax (8) (9) (10) (11)						(219)
Income tax benefit (expense) related to
the above pre-tax items						(451)
Total net income (loss)						$2,116

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

(5)    Includes changes in MRBs of $2,021 million; changes in the fair value of the related hedge instruments inclusive of income allocated to support the cost of hedging or future benefits of $(537) million; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $218 million.
(6)    Includes primarily changes in the fair value of the embedded derivative related to the fourth quarter 2023 reinsurance transaction. For more information, see Note 7.
(7)    Relates to the sale of our wealth management business.
(8)    Includes $(114) million primarily related to the settlement of cost of insurance litigation in the first quarter of 2024.
(9)    Includes severance expense related to initiatives to realign the workforce of $(56) million.
(10)    Includes transaction, integration and other costs related to mergers, acquisitions, divestitures and certain other corporate initiatives of $(37) million primarily related to the sale of our wealth management business.
(11)    Includes deferred compensation mark-to-market adjustment of $(12) million.

The tables below reconcile our total operating revenues to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three Months Ended June 30, 2025
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating revenues	$1,214	$1,602	$1,538	$331	$41	$4,726
Revenue adjustments from annuity and life
insurance product features	(526)	(64)	–	–	–	(590)
Credit loss-related adjustments	(2)	(2)	–	(7)	(14)	(25)
Investment gains (losses)	(2)	(25)	–	(3)	(51)	(81)
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	–	13	–	–	1	14
Total revenues	$684	$1,524	$1,538	$321	$(23)	$4,044

	For the Three Months Ended June 30, 2024
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating revenues	$1,209	$1,511	$1,441	$327	$39	$4,527
Revenue adjustments from annuity and life
insurance product features	126	(21)	–	–	–	105
Credit loss-related adjustments	(19)	7	–	(13)	(9)	(34)
Investment gains (losses)	9	(119)	(1)	–	(119)	(230)
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	–	204	–	–	(3)	201
Gains (losses) on other non-financial assets -
sale of subsidiaries/businesses	–	–	–	–	584	584
Total revenues	$1,325	$1,582	$1,440	$314	$492	$5,153

	For the Six Months Ended June 30, 2025
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating revenues	$2,412	$3,188	$3,059	$658	$94	$9,411
Revenue adjustments from annuity and life
insurance product features	(317)	(47)	–	–	–	(364)
Credit loss-related adjustments	(19)	(1)	(2)	(9)	(22)	(53)
Investment gains (losses)	(8)	(133)	1	(6)	(37)	(183)
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	10	(76)	–	–	(10)	(76)
Total revenues	$2,078	$2,931	$3,058	$643	$25	$8,735

	For the Six Months Ended June 30, 2024
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating revenues	$2,477	$3,052	$2,867	$649	$66	$9,111
Revenue adjustments from annuity and life
insurance product features	(320)	(154)	–	–	–	(474)
Credit loss-related adjustments	(23)	11	–	(13)	(11)	(36)
Investment gains (losses)	27	(148)	(1)	(5)	(184)	(311)
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	(3)	409	–	–	(11)	395
Gains (losses) on other non-financial assets -
sale of subsidiaries/businesses	–	–	–	–	584	584
Total revenues	$2,158	$3,170	$2,866	$631	$444	$9,269

Other business segment and Other Operations information (in millions) was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2025	2024	2025	2024
Net Investment Income
Annuities	$464	$405	$916	$785
Life Insurance	631	565	1,255	1,187
Group Protection	94	88	183	173
Retirement Plan Services	252	247	503	491
Other Operations	25	27	67	43
Total net investment income	$1,466	$1,332	$2,924	$2,679

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Fixed maturity AFS securities:
Gross gains	$2	$1	$6	$8
Gross losses	(26)	(105)	(149)	(167)
Credit loss benefit (expense) (1)	(19)	(23)	(47)	(25)
Realized gain (loss) on equity securities (2)	4	1	(1)	12
Credit loss benefit (expense) on mortgage loans on real estate (1)	(8)	(18)	(10)	(18)
Credit loss benefit (expense) on reinsurance-related assets	3	7	5	9
Realized gain (loss) on the mark-to-market on certain
instruments (3)(4)	(98)	89	(153)	101
Indexed product derivative results (5)	67	77	(2)	222
Derivative results (6)	(571)	80	(284)	(468)
Realized gain (loss) on subsidiaries/businesses (7)	–	584	–	584
Other realized gain (loss)	5	(30)	4	(28)
Total realized gain (loss)	$(641)	$663	$(631)	230

(1) Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.
(2) Includes mark-to-market adjustments on equity securities still held of $4 million for the three months ended June 30, 2025 and 2024, and $7 million and $16 million for the six months ended June 30, 2025 and 2024, respectively.
(3) Represents changes in the fair values of derivatives we hold as part of VUL hedging, reinsurance-related embedded derivatives and trading securities.
(4) Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $(1) million and $3 million for the three months ended June 30, 2025 and 2024, respectively, and $(2) million and $3 million for the six months ended June 30, 2025 and 2024, respectively.
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
(7) Relates to the sale of our wealth management business.

18. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 18% and 77% for the three and six months ended June 30, 2025, respectively, compared to 18% and 19%, respectively, for the corresponding periods in 2024. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate account dividends-received deduction and tax credits.

For the three months ended June 30, 2025, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of preferential tax items.

For the six months ended June 30, 2025, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to a tax benefit of 21% from pre-tax losses in addition to the effects of preferential tax items.

For the three and six months ended June 30, 2024, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of preferential tax items.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the financial condition as of June 30, 2025, compared with December 31, 2024, and the results of operations for the three and six months ended June 30, 2025, compared with the corresponding periods in 2024 of Lincoln National Corporation and its consolidated subsidiaries. Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.

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

In this report, in addition to providing consolidated net income (loss), we also provide income (loss) from operations because we believe it is a meaningful measure of the profitability of our business segments and Other Operations. Income (loss) from operations is the financial performance measure we use to evaluate and assess the results of our segments and Other Operations. Accordingly, we define and report income (loss) from operations by segment in Note 16. Our management believes that income (loss) from operations explains the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in and performance of our current businesses. Certain items are excluded from income (loss) from operations because they are not necessarily indicative of current operating fundamentals or future performance of the business segments, and, in most instances, decisions regarding these items do not necessarily relate to the operations of the individual segments.

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

On June 5, 2025, we closed our previously announced stock sale transaction pursuant to the purchase agreement (the “Purchase Agreement”) with Bain Capital Prairie, LLC (the “Buyer”), a newly formed subsidiary of Bain Capital, under which we agreed to sell shares representing 9.9% of our outstanding common stock on a post-issuance basis to the Buyer. Under the final terms, Lincoln sold approximately 18.8 million shares of its common stock for aggregate consideration of $825 million. The transaction provided us with capital that we expect to deploy toward our strategic priorities, including growing spread-based earnings, advancing our portfolio management efforts and asset sourcing capabilities and optimizing our legacy life portfolio. For additional information on the Bain Capital transaction, see Note 15.

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

Investments

Investment Valuation

The following summarizes investments on the Consolidated Balance Sheets carried at fair value by pricing source and fair value hierarchy level (in millions) as of June 30, 2025:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$592	$75,749	$120	$76,461
Priced by independent broker quotations	–	–	6,422	6,422
Priced by matrices	–	17,240	–	17,240
Priced by other methods (1)	–	–	266	266
Total	$592	$92,989	$6,808	$100,389

Percent of total	1%	92%	7%	100%

(1) Represents primarily securities for which pricing models were used to compute fair value.

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Summary of Critical Accounting Estimates – Investments – Investment Valuation” in our 2024 Form 10-K and Note 13 herein.

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

Net amount at risk (“NAR”) represents the amount of GLB or GDB in excess of a policyholder’s account balance at the balance sheet date. Underperforming markets increase our exposure to potential benefits with the GLB and GDB riders. A contract with a GDB rider is “in the money” if the policyholder’s account balance falls below the GDB. As of June 30, 2025 and 2024, 4% and 8%, respectively, of all in-force contracts with a GDB rider were “in the money.” A contract with a GLB rider is “in the money” if the policyholder’s account balance falls below the present value of GLB payments, assuming no full surrenders. As of June 30, 2025 and 2024, 15% and 18%, respectively, of all in-force contracts with a GLB rider were “in the money.” However, the only way the policyholder can realize the excess of the present value of benefits over the account balance of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount. If, after the series of withdrawals or income payments, the account balance is exhausted, the policyholder will continue to receive a series of annuity payments. The account balance can also fluctuate with market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account balance.

Many policyholders have both a GLB and GDB present on the same policy. The total NAR represents the greater of GLB NAR and GDB NAR for each policy as only one benefit can be exercised in practice. Details underlying the NAR, net of reinsurance, (in millions) were as follows:

	Annuities		Retirement Plan Services
	As of June 30,		As of June 30,
	2025	2024	2025	2024
GLB NAR	$1,432	$1,564	$1	$1
GDB NAR	508	817	1	2
Total NAR	1,889	2,278	2	3

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

The following table presents our after-tax estimates of the potential instantaneous effect to net income (loss) that could result from sudden changes that may occur in equity markets and interest rates (in millions) and excludes the net cost of operating the hedge program. The amounts represent the difference between the change in GLB and GDB riders and the change in the fair value of the underlying hedge instruments. These estimates are based upon the balance as of June 30, 2025, net of reinsurance, and the related hedge instruments in place as of that date.

The effects presented in the table below are not representative of the aggregate impacts that could result if a combination of such changes to equity market returns and interest rates occurred.

	In-Force Sensitivities
Equity Market Return	-10%	+10%
Hypothetical effect to net income	$(800)	$725
Interest Rates	-25 bps	+25 bps
Hypothetical effect to net income	$(425)	$400

The actual effects of the results illustrated in the table above could vary significantly depending on a variety of factors, many of which are out of our control, and consideration should be given to the following:

•The analysis is only valid as of June 30, 2025, due to changing market conditions, policyholder activity, hedge positions and other factors;
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

Annual Assumption Review

During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models used in estimating MRBs, our reserves and embedded derivatives. For more information on our comprehensive review, see Note 1 in our 2024 Form 10-K.

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

As of June 30, 2025, we had an approximate $1.9 billion deferred tax asset related to net unrealized losses on fixed maturity available-for-sale (“AFS”) securities. In the assessment of the future realizability of this deferred tax asset, management concluded that its tax planning strategies, including holding these securities to recovery, were prudent and feasible as these unrealized losses were caused by factors other than credit loss, and we have the intent and ability to hold these securities to recovery and collect all of the contractual cash flows.

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

For additional information on income taxes, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Summary of Critical Accounting Estimates – Income Taxes” and Note 23 in our 2024 Form 10-K and Note 18 herein.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024 (1)	2025	2024 (1)
Net Income (Loss)
Income (loss) from operations:
Annuities	$287	$297	$577	$556
Life Insurance	32	(35)	16	(70)
Group Protection	173	130	274	210
Retirement Plan Services	37	40	71	76
Other Operations	(91)	(97)	(186)	(192)
Net annuity product features, pre-tax (2)	405	252	(687)	1,702
Net life insurance product features, pre-tax	(58)	4	(15)	(128)
Credit loss-related adjustments, pre-tax	(25)	(34)	(53)	(36)
Investment gains (losses), pre-tax	(81)	(230)	(183)	(311)
Changes in the fair value of reinsurance-related
embedded derivatives, trading securities and
certain mortgage loans, pre-tax (3)	14	201	(76)	395
Gains (losses) on other non-financial assets – sale of
subsidiaries/businesses, pre-tax (4)	–	584	–	584
Other items, pre-tax (5) (6) (7) (8) (9)	75	(33)	40	(219)
Income tax benefit (expense) related to the
above pre-tax items	(69)	(184)	199	(451)
Net income (loss)	$699	$895	$(23)	$2,116
(1)    The prior period presentation was recast to conform to the revised definition of income (loss) from operations. See Note 16 for additional information.
(2)    For the three months ended June 30, 2025 and 2024, includes changes in MRBs of $932 million and $126 million, respectively; changes in the fair value of the related hedge instruments inclusive of income allocated to support the cost of hedging or future benefits of $(595) million and $50 million, respectively; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $68 million and $76 million, respectively. For the six months ended June 30, 2025 and 2024, includes changes in MRBs of $(370) million and $2,021 million, respectively; changes in the fair value of the related hedge instruments inclusive of income allocated to support the cost of hedging or future benefits of $(321) million and $(537) million, respectively; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $4 million and $218 million, respectively.
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
(4)    For information on the sale of our wealth management business, see Note 1 in our 2024 Form 10-K.
(5)    Includes $(114) million for the six months ended June 30, 2024, primarily related to the settlement of cost of insurance litigation in the first quarter of 2024.
(6)    Includes severance expense related to initiatives to realign the workforce of $(2) million and $(7) million for the three months ended June 30, 2025 and 2024, respectively, and $(8) million and $(56) million for the six months ended June 30, 2025 and 2024, respectively.
(7)    Includes transaction, integration and other costs related to mergers, acquisitions, divestitures and certain other corporate initiatives for the three months ended June 30, 2025 and 2024, respectively, of $(18) million primarily related to the Bain Capital transaction and $(27) million related to the sale of our wealth management business; and for the six months ended June 30, 2025 and 2024, respectively, of $(38) million related to the Bain Capital transaction and the sale of our wealth management business and $(37) million primarily related to the sale of our wealth management business.
(8)    Includes deferred compensation mark-to-market adjustment of $1 million for the three months ended June 30, 2025 and 2024, and $(8) million and $(12) million for the six months ended June 30, 2025 and 2024, respectively.
(9)    Includes gains (losses) on early extinguishment of debt of $94 million for the three and six months ended June 30, 2025.

Comparison of the Three Months Ended June 30, 2025 to 2024

Net income decreased due primarily to the following:

•Gain on other non-financial assets in 2024 due to the sale of our wealth management business.
•Less favorable changes in the fair value of reinsurance-related embedded derivatives, trading securities and certain mortgage loans driven by the fair value of the embedded derivative related to the fourth quarter 2023 reinsurance transaction.
•Loss in net life insurance product features in 2025 compared to gain in 2024 driven by change in the fair value of hedges associated with VUL products attributable to the impact of capital markets.

The decrease in net income was partially offset by the following:

•Higher gain in net annuity product features driven by the impact of capital markets.
•Lower investment losses driven by lower losses on fixed maturity AFS securities.
•Net favorable other items in 2025 compared to net unfavorable in 2024 driven by gain on extinguishment of debt in 2025.
•Higher investment income on alternative investments.
•Improvement in our total loss ratio in our Group Protection segment.

Comparison of the Six Months Ended June 30, 2025 to 2024

Net income decreased due primarily to the following:

•Loss in net annuity product features in 2025 compared to gain in 2024 driven by the impact of capital markets.
•Gain on other non-financial assets in 2024 due to the sale of our wealth management business.
•Unfavorable changes in the fair value of reinsurance-related embedded derivatives, trading securities and certain mortgage loans in 2025 compared to favorable changes in 2024 driven by the fair value of the embedded derivative related to the fourth quarter 2023 reinsurance transaction.

The decrease in net income was partially offset by the following:

•Net favorable other items in 2025 compared to net unfavorable in 2024 driven by gain on extinguishment of debt in 2025 and settlement of cost of reinsurance litigation in 2024.
•Lower loss in net life insurance product features driven by change in the fair value of hedges associated with VUL products attributable to the impact of capital markets.
•Improvement in our total loss ratio in our Group Protection segment.
•Higher investment income on alternative investments.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating Revenues
Insurance premiums (1)	$28	$34	$50	$60
Fee income	575	587	1,166	1,167
Net investment income	487	435	953	855
Other revenues (2)	124	153	243	395
Total operating revenues	1,214	1,209	2,412	2,477
Operating Expenses
Benefits (1)	37	38	66	64
Interest credited	439	377	858	729
Policyholder liability remeasurement (gain) loss	(5)	2	(6)	3
Commissions and other expenses	405	441	816	1,012
Total operating expenses	876	858	1,734	1,808
Income (loss) from operations before taxes	338	351	678	669
Federal income tax expense (benefit)	51	54	101	113
Income (loss) from operations	$287	$297	$577	$556

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

Comparison of the Three Months Ended June 30, 2025 to 2024

Income from operations for this segment decreased due primarily to the following:

•Higher commissions and other expenses, net of broker-dealer expenses, driven by higher other costs pertaining to business operations and higher deferred acquisition costs (“DAC”) amortization.
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

The decrease in income from operations was partially offset by policyholder liability remeasurement gain in 2025 compared to a loss in 2024 driven by more favorable experience on income annuities than expected.

Comparison of the Six Months Ended June 30, 2025 to 2024

Income from operations for this segment increased due primarily to:

•Lower federal income tax expense due to unfavorable separate account dividends-received deduction true-ups in 2024.
•Policyholder liability remeasurement gain in 2025 compared to a loss in 2024 driven by more favorable experience on income annuities than expected.

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
•Higher commissions and other expenses, net of broker-dealer expenses, driven by higher DAC amortization and higher other costs pertaining to business operations.

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

The other component of net flows relates to the retention of new business and account balances. An important measure of retention is the reduction in account balances caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account balances were 11% for the three and six months ended June 30, 2025, and 10% and 11%, respectively, for the corresponding periods in 2024.

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

Fee Income

Details underlying fee income (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Fee Income
Mortality, expense and other assessments (1)	$561	$569	$1,136	$1,131
Surrender charges	12	17	26	32
DFEL:
Deferrals	(4)	(5)	(8)	(9)
Amortization	6	6	12	13
Total fee income	$575	$587	$1,166	$1,167

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

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real
estate and other, net of investment expenses	$449	$395	$881	$778
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	1	–	1	1
Surplus investments (2)	37	36	71	67
Net investment income pertaining to broker-dealer services	–	4	–	9
Total net investment income	$487	$435	$953	$855

Interest Credited
Amount provided to policyholders	$436	$374	$852	$723
DSI deferrals	–	–	–	(1)
Interest credited before DSI amortization	436	374	852	722
DSI amortization	3	3	6	7
Total interest credited	$439	$377	$858	$729

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

Account Balances

Details underlying account balances (dollars in millions) were as follows:

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
	2025	2024	2025	2024
Separate Account Balance Information (1)
Separate account deposits	$1,273	$1,021	$2,831	$1,925
Separate account net flows	(2,494)	(2,375)	(4,851)	(4,679)
Separate account balances	120,045	116,770	120,045	116,770
Average daily separate account balances	114,095	116,437	116,183	115,440
Average daily S&P 500® Index (2)	5,728	5,253	5,813	5,125
General Account Balance Information
General account deposits	$2,751	$2,802	$4,992	$4,747
General account net flows	1,332	1,421	2,015	1,733
General account balances (3)	47,748	43,099	47,748	43,099
Average general account balances (3)	45,711	41,933	45,694	41,091

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
(3) Net of reinsurance.

For more information on account balances, see Notes 9 and 10.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Commissions and Other Expenses
Commissions:
Deferrable	$127	$101	$255	$185
Non-deferrable	165	168	335	338
General and administrative expenses	126	116	251	236
Expenses associated with reserve financing
and LOC expenses	8	4	14	10
Taxes, licenses and fees	8	10	21	23
Total expenses incurred, excluding broker-dealer	434	399	876	792
DAC deferrals	(144)	(115)	(291)	(213)
Total pre-broker-dealer expenses incurred,
excluding amortization	290	284	585	579
DAC, VOBA and other amortization	115	107	231	213
Broker-dealer expenses incurred (1)	–	50	–	220
Total commissions and other expenses	$405	$441	$816	$1,012

DAC Deferrals
As a percentage of sales/deposits	3.6%	3.0%	3.7%	3.2%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating Revenues
Insurance premiums (1)	$267	$293	$550	$580
Fee income	688	677	1,386	1,349
Net investment income	602	533	1,172	1,114
Operating realized gain (loss)	(1)	(2)	(3)	(3)
Other revenues (2)	46	10	83	12
Total operating revenues	1,602	1,511	3,188	3,052
Operating Expenses
Benefits	926	948	1,920	1,876
Interest credited	289	299	576	592
Policyholder liability remeasurement (gain) loss	30	16	38	75
Commissions and other expenses (2)	323	299	652	610
Total operating expenses	1,568	1,562	3,186	3,153
Income (loss) from operations before taxes	34	(51)	2	(101)
Federal income tax expense (benefit)	2	(16)	(14)	(31)
Income (loss) from operations	$32	$(35)	$16	$(70)

(1)    Includes term insurance premiums, which have a corresponding partial offset in benefits for changes in reserves. The decrease in insurance premiums in the second quarter of 2025 was driven by the expiration of a 10-year assumed reinsurance treaty in the first quarter of 2025, which has a corresponding offset in benefits.
(2)    For information on amortization of deferred gain (loss) on business sold through reinsurance, see Note 1 in our 2024 Form 10-K.

Comparison of the Three Months Ended June 30, 2025 to 2024

Income from operations for this segment increased due primarily to the following:

•Higher net investment income, net of interest credited, driven by higher investment income on alternative investments.
•Higher fee income driven by higher deferred front-end loads (“DFEL”) amortization.
•Lower benefits driven by improved mortality for the block in aggregate due to lower claims incidence, partially offset by aging of the block.

The increase in income from operations for this segment was partially offset by higher policyholder liability remeasurement loss driven by more unfavorable actual to expected mortality experience within UL-type contracts with secondary guarantees.

Comparison of the Six Months Ended June 30, 2025 to 2024

Income from operations for this segment increased due primarily to the following:

•Higher net investment income, net of interest credited, driven by higher investment income on alternative investments.
•Higher fee income driven by higher DFEL amortization.
•Lower policyholder liability remeasurement loss driven by more favorable actual to expected mortality experience within UL-type contracts with secondary guarantees.
•Lower commissions and other expenses, net of amortization of deferred loss on business sold through reinsurance, due to expense management.

The increase in income from operations for this segment was partially offset by higher benefits driven by aging of the block, partially offset by improved mortality due to lower claims incidence.

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

Fee Income

Details underlying fee income, sales, net flows, account balances and in-force face amount (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Fee Income
Cost of insurance assessments	$537	$528	$1,084	$1,052
Expense assessments	353	348	695	686
Surrender charges	11	7	21	17
DFEL:
Deferrals	(294)	(277)	(573)	(544)
Amortization	81	71	159	138
Total fee income	$688	$677	$1,386	$1,349

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Sales by Product
IUL/UL	$28	$25	$52	$43
MoneyGuard®	29	34	58	58
VUL	15	19	30	43
Term	15	18	28	37
Executive Benefits	34	9	50	16
Total sales	$121	$105	$218	$197

Net Flows
Deposits	$1,281	$1,229	$2,500	$2,438
Withdrawals and deaths	(648)	(479)	(1,298)	(945)
Net flows	$633	$750	$1,202	$1,493

Policyholder Assessments	$1,350	$1,377	$2,699	$2,747

	As of June 30,
	2025	2024
Account Balances (1)
General account	$21,300	$21,381
Separate account	25,995	22,010
Total account balances	$47,295	$43,391

In-Force Face Amount
UL and other	$360,617	$365,030
Term insurance	707,355	719,485
Total in-force face amount	$1,067,972	$1,084,515

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Average General Account Balances (1)	$21,277	$21,390	$21,315	$21,396

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

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$457	$460	$916	$935
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	–	2	1	2
Alternative investments (2)	94	32	164	106
Surplus investments (3)	51	39	91	71
Total net investment income	$602	$533	$1,172	$1,114

Interest Credited	$289	$299	$576	$592

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

Benefits and Policyholder Remeasurement (Gain) Loss

Details underlying benefits and policyholder remeasurement (gain) loss (dollars in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Benefits and Policyholder Remeasurement (Gain) Loss
Death claims direct and assumed	$1,465	$1,414	$2,949	$2,983
Death claims ceded	(690)	(608)	(1,300)	(1,366)
Reserves released on death	(154)	(163)	(344)	(308)
Net death benefits	621	643	1,305	1,309
Change in secondary guarantee life insurance product
reserves	96	96	206	194
Change in MoneyGuard® reserves	160	129	312	269
Change in traditional product reserves	31	51	31	88
Other benefits (1)	48	45	104	91
Total benefits and policyholder remeasurement
(gain) loss	$956	$964	$1,958	$1,951
Death claims per $1,000 of in-force	2.32	2.37	2.43	2.41

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Commissions and Other Expenses
Commissions	$111	$113	$210	$226
General and administrative expenses	133	139	263	282
Expenses associated with reserve financing	26	23	51	48
Taxes, licenses and fees	31	31	70	68
Total expenses incurred	301	306	594	624
DAC and VOBA deferrals	(128)	(133)	(243)	(266)
Total expenses recognized before amortization	173	173	351	358
DAC and VOBA amortization	125	125	252	250
Amortization of deferred loss on business sold
through reinsurance (1)	24	–	47	–
Other intangible amortization	1	1	2	2
Total commissions and other expenses	$323	$299	$652	$610

DAC and VOBA Deferrals
As a percentage of sales	105.8%	126.7%	111.5%	135.0%

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

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating Revenues
Insurance premiums	$1,386	$1,298	$2,757	$2,583
Net investment income	94	88	183	173
Other revenues (1)	58	55	119	111
Total operating revenues	1,538	1,441	3,059	2,867
Operating Expenses
Benefits	1,017	1,032	2,082	2,062
Interest credited	1	1	–	2
Policyholder liability remeasurement (gain) loss	(104)	(124)	(174)	(191)
Commissions and other expenses	405	367	804	728
Total operating expenses	1,319	1,276	2,712	2,601
Income (loss) from operations before taxes	219	165	347	266
Federal income tax expense (benefit)	46	35	73	56
Income (loss) from operations	$173	$130	$274	$210

(1) Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Income (Loss) from Operations by Product Line
Life	$41	$10	$50	$19
Disability	135	122	229	194
Dental	(3)	(2)	(5)	(3)
Income (loss) from operations	$173	$130	$274	$210

Comparison of the Three and Six Months Ended June 30, 2025 to 2024

Income from operations for this segment increased due primarily to the following:

•Higher insurance premiums due to growth in business in force and persistency.
•Higher net investment income, net of interest credited, driven by growth in business in force.

The increase in income from operations was partially offset by the following:

•Higher commissions and other expenses due to incentive compensation as a result of production performance.
•Higher benefits, net of policyholder liability remeasurement gain, driven by less favorable claims experience than expected and growth in business in force, partially offset by lower incidence and claims severity in our life business and lower incidence in our disability business.

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

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Insurance Premiums by Product Line
Life	$542	$502	$1,084	$1,001
Disability	798	750	1,581	1,490
Dental	46	46	92	92
Total insurance premiums	$1,386	$1,298	$2,757	$2,583

Sales by Product Line
Life	104	81	$205	$167
Disability	70	74	118	125
Dental	13	6	21	14
Total sales	$187	$161	$344	$306
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

Net Investment Income

We use our investment income to offset the earnings effect of the associated build of our reserves, which are a function of our insurance premiums and the yields on our investments. Details underlying net investment income (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$72	$69	$143	$138
Surplus investments (1)	22	19	40	35
Total net investment income	$94	$88	$183	$173

(1) Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities. See “Consolidated Investments – Alternative Investments” below for more information on alternative investments.

Benefits, Interest Credited and Policyholder Liability Remeasurement (Gain) Loss

Details underlying benefits, interest credited, policyholder liability remeasurement (gain) loss (in millions) and loss ratios by product line were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Benefits, Interest Credited and Policyholder
Liability Remeasurement (Gain) Loss by
Product Line
Life	$364	$379	$772	$758
Disability	513	495	1,062	1,044
Dental	37	35	74	71
Total benefits, interest credited and policyholder
liability remeasurement (gain) loss	$914	$909	$1,908	$1,873

Loss Ratios by Product Line
Life	67.2%	75.6%	71.2%	75.8%
Disability	64.2%	65.9%	67.1%	70.0%
Dental	80.4%	78.9%	79.7%	77.7%
Total	65.9%	70.1%	69.2%	72.5%

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims. For additional information on our loss ratios, see “Additional Information” above.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Commissions and Other Expenses
Commissions	$139	$113	$272	$222
General and administrative expenses	227	226	449	435
Taxes, licenses and fees	34	33	72	70
Other	2	1	2	2
Total expenses incurred	402	373	795	729
DAC deferrals	(35)	(42)	(67)	(71)
Total expenses recognized before amortization	367	331	728	658
DAC and other intangible amortization	38	36	76	70
Total commissions and other expenses	$405	$367	$804	$728

DAC Deferrals
As a percentage of insurance premiums	2.5%	3.2%	2.4%	2.7%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating Revenues
Fee income	$72	$72	$144	$142
Net investment income	252	247	503	491
Other revenues (1)	7	8	11	16
Total operating revenues	331	327	658	649
Operating Expenses
Interest credited	174	168	344	335
Commissions and other expenses	115	113	234	226
Total operating expenses	289	281	578	561
Income (loss) from operations before taxes	42	46	80	88
Federal income tax expense (benefit)	5	6	9	12
Income (loss) from operations	$37	$40	$71	$76

(1) Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three Months Ended June 30, 2025 to 2024

Income from operations for this segment decreased due primarily to the following:

•Higher commissions and other expenses driven by higher trail commissions resulting from higher average daily separate account balances.
•Lower net investment income, net of interest credited, driven by an increase in crediting rates, partially offset by impacts to portfolio yields from the current interest rate environment and higher investment income on surplus investments.

Comparison of the Six Months Ended June 30, 2025 to 2024

Income from operations for this segment decreased due primarily to the following:

•Higher commissions and other expenses driven by higher trail commissions resulting from higher average daily separate account balances.
•Lower other revenues due to a plan termination during the fourth quarter of 2024.

The decrease in income from operations was partially offset by the following:

•Higher net investment income, net of interest credited, driven by impacts to portfolio yields from the current interest rate environment and higher investment income on surplus investments, partially offset by an increase in crediting rates.
•Higher fee income driven by higher average daily separate account balances.

Additional Information

Net flows in this business fluctuate based on the timing of larger plans being implemented and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account balances caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account balances were 15% and 19% for the three and six months ended June 30, 2025, and 13% for the corresponding periods in 2024. The increase in the outflow rate for the six months ended June 30, 2025, was attributable primarily to a large plan termination during the first quarter of 2025.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Net Flows By Market table below as “Multi-Fund® and other”), which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account balances was 12% and 14% as of June 30, 2025 and 2024, respectively. Due to this overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

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

Fee Income

Details underlying fee income (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Fee Income
Annuity expense assessments	$52	$53	$105	$104
Mutual fund fees	19	18	38	37
Total expense assessments	71	71	143	141
Surrender charges	1	1	1	1
Total fee income	$72	$72	$144	$142

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

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$232	$228	$463	$454
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	–	–	1	1
Surplus investments (2)	20	19	39	36
Total net investment income	$252	$247	$503	$491
Interest Credited	$174	$168	$344	$335

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

Account Balances

Details underlying account balances (dollars in millions) were as follows:

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
	2025	2024	2025	2024
Separate Account Balance Information (1)
Separate account deposits	$531	$504	$1,148	$1,055
Separate account net flows	(371)	(270)	(641)	(447)
Separate account balances	22,173	20,946	22,173	20,946
Average daily separate account balances	20,938	20,797	21,255	20,391
Average daily S&P 500® Index (2)	5,728	5,253	5,813	5,125
General Account Balance Information
General account deposits	$1,109	$846	$1,921	$1,636
General account net flows	6	(226)	(512)	(639)
General account balances	23,700	23,598	23,700	23,598
Average general account balances	23,552	23,550	23,562	23,605
Mutual Fund Account Balance Information
Mutual fund deposits	$1,954	$1,932	$4,640	$4,393
Mutual fund net flows	(220)	299	(1,615)	1,280
Mutual fund account balances (3)	70,510	63,328	70,510	63,328

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net Flows By Market
Small market	$28	$43	$(51)	$11
Mid – large market	(200)	206	(1,933)	1,053
Multi-Fund® and other	(413)	(446)	(784)	(870)
Total net flows	$(585)	$(197)	$(2,768)	$194

For more information on account balances, see Notes 9 and 10.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Commissions and Other Expenses
Commissions:
Deferrable	$1	$1	$3	$2
Non-deferrable	27	25	52	47
General and administrative expenses	83	83	168	168
Taxes, licenses and fees	4	4	11	10
Total expenses incurred	115	113	234	227
DAC deferrals	(5)	(5)	(9)	(10)
Total expenses recognized before amortization	110	108	225	217
DAC amortization	5	5	9	9
Total commissions and other expenses	$115	$113	$234	$226

DAC Deferrals
As a percentage of annuity sales/deposits	0.3%	0.4%	0.3%	0.4%

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

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024 (1)	2025	2024 (1)
Operating Revenues
Insurance premiums (2)	$–	$1	$1	$3
Net investment income (3)	25	27	67	43
Other revenues (4)	16	11	26	20
Total operating revenues	41	39	94	66
Operating Expenses
Benefits	6	4	10	11
Interest credited	13	8	27	17
Policyholder liability remeasurement (gain) loss	1	1	1	–
Other expenses	56	62	123	113
Interest and debt expense	81	86	161	167
Total operating expenses	157	161	322	308
Income (loss) from operations before taxes	(116)	(122)	(228)	(242)
Federal income tax expense (benefit)	(25)	(25)	(42)	(50)
Income (loss) from operations	$(91)	$(97)	$(186)	$(192)

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

Comparison of the Three Months Ended June 30, 2025 to 2024

Loss from operations for Other Operations decreased due primarily to the following:

•Lower other expenses associated with strategic initiatives.
•Higher other revenues due to the effect of market fluctuations on assets held as part of certain compensation plans.
•Lower interest and debt expense driven by a decline in average outstanding debt and interest rates.

The decrease in loss from operations was partially offset by lower net investment income, net of interest credited, related to lower allocated investments driven by a decrease in excess capital retained by Other Operations.

Comparison of the Six Months Ended June 30, 2025 to 2024

Loss from operations for Other Operations decreased due primarily to the following:

•Higher net investment income, net of interest credited, related to higher allocated investments driven by an increase in excess capital retained by Other Operations.
•Lower interest and debt expense driven by a decline in average outstanding debt and interest rates.
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

Benefits

Benefits are recognized when incurred for institutional pension products and disability income business.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024 (1)	2025	2024 (1)
General and administrative expenses:
Legal	$2	$1	$2	$2
Branding	13	11	21	23
Other (2)	42	52	102	95
Total general and administrative expenses	57	64	125	120
DAC and VOBA deferrals	(2)	–	(4)	–
Other (3)	1	(2)	2	(7)
Total other expenses	$56	$62	$123	$113

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

CONSOLIDATED INVESTMENTS

Details underlying consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of June 30,	As of December 31,	As of June 30,	As of December 31,
	2025	2024	2025	2024
Investments
Fixed maturity AFS securities	$89,386	$87,111	68.1%	67.4%
Trading securities	1,909	2,025	1.5%	1.6%
Equity securities	341	294	0.3%	0.2%
Mortgage loans on real estate	21,996	21,083	16.8%	16.3%
Policy loans	2,552	2,476	1.9%	1.9%
Derivative investments	8,349	9,677	6.4%	7.5%
Alternative investments	4,065	3,836	3.1%	3.0%
Other investments	2,546	2,752	1.9%	2.1%
Total investments	$131,144	$129,254	100.0%	100.0%

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

	As of June 30, 2025
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$14,161	$125	$1,183	$13,103	14.6%
Basic industry	3,420	45	366	3,099	3.5%
Capital goods	6,222	68	675	5,615	6.3%
Communications	3,161	55	397	2,819	3.1%
Consumer cyclical	5,819	49	529	5,339	6.0%
Consumer non-cyclical	14,855	135	2,195	12,795	14.4%
Energy	2,978	32	310	2,700	3.0%
Technology	4,808	25	546	4,287	4.8%
Transportation	3,542	34	346	3,230	3.6%
Industrial other	2,536	14	442	2,108	2.3%
Utilities	12,688	104	1,633	11,159	12.5%
Government-related entities	1,325	20	227	1,118	1.3%
Collateralized mortgage and other obligations (“CMOs”):
Agency backed	1,181	3	137	1,047	1.2%
Non-agency backed	384	25	4	405	0.4%
Mortgage pass through securities (“MPTS”):
Agency backed	647	2	38	611	0.7%
Commercial mortgage-backed securities (“CMBS”):
Non-agency backed	2,080	10	118	1,972	2.2%
Asset-backed securities (“ABS”):
Collateralized loan obligations (“CLOs”)	8,277	17	192	8,102	9.1%
Other (2)	6,572	99	115	6,556	7.3%
Municipals:
Taxable	2,629	17	422	2,224	2.5%
Tax-exempt	34	–	4	30	0.0%
Government:
United States	591	6	34	563	0.6%
Foreign	281	13	55	239	0.3%
Hybrid and redeemable preferred securities	253	23	11	265	0.3%
Total fixed maturity AFS securities	98,444	921	9,979	89,386	100.0%
Trading Securities (3)	2,013	41	145	1,909
Equity Securities	345	9	13	341
Total fixed maturity AFS, trading and equity securities	$100,802	$971	$10,137	$91,636

	As of December 31, 2024
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$14,276	$97	$1,396	$12,977	14.9%
Basic industry	3,395	40	381	3,054	3.5%
Capital goods	6,223	51	745	5,529	6.4%
Communications	3,242	49	437	2,854	3.3%
Consumer cyclical	5,899	38	593	5,344	6.1%
Consumer non-cyclical	15,042	115	2,356	12,801	14.7%
Energy	3,000	27	341	2,686	3.1%
Technology	4,708	19	620	4,107	4.7%
Transportation	3,451	28	370	3,109	3.6%
Industrial other	2,450	7	445	2,012	2.3%
Utilities	12,494	76	1,750	10,820	12.4%
Government-related entities	1,362	16	221	1,157	1.3%
CMOs:
Agency backed	1,202	3	168	1,037	1.2%
Non-agency backed	328	21	4	345	0.4%
MPTS:
Agency backed	529	–	48	481	0.6%
CMBS:
Non-agency backed	1,817	4	156	1,665	1.9%
ABS:
CLOs	8,307	21	277	8,051	9.2%
Other (2)	5,895	78	144	5,829	6.6%
Municipals:
Taxable	2,765	18	443	2,340	2.7%
Tax-exempt	33	–	2	31	0.0%
Government:
United States	429	3	41	391	0.5%
Foreign	282	11	56	237	0.3%
Hybrid and redeemable preferred securities	240	25	11	254	0.3%
Total fixed maturity AFS securities	97,369	747	11,005	87,111	100.0%
Trading Securities (3)	2,168	35	178	2,025
Equity Securities	310	6	22	294
Total fixed maturity AFS, trading and equity securities	$99,847	$788	$11,205	$89,430

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

The quality of our fixed maturity AFS securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

		As of June 30, 2025			As of December 31, 2024
	Rating Agency	Net			Net
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	AAA / AA / A	$59,760	$53,797	60.2%	$58,103	$51,596	59.2%
2	BBB	35,560	32,556	36.4%	36,224	32,583	37.4%
Total investment grade securities		95,320	86,353	96.6%	94,327	84,179	96.6%

Below Investment Grade Securities
3	BB	979	916	1.0%	960	910	1.0%
4	B	1,952	1,935	2.2%	1,857	1,826	2.1%
5	CCC and lower	119	114	0.1%	138	124	0.2%
6	In or near default	74	68	0.1%	87	72	0.1%
Total below investment grade securities		3,124	3,033	3.4%	3,042	2,932	3.4%
Total fixed maturity AFS securities		$98,444	$89,386	100.0%	$97,369	$87,111	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities	3.2%	3.4%	3.1%	3.4%

(1) Based upon the rating designations determined and provided by the National Association of Insurance Commissioners (“NAIC”) or the major credit rating agencies (Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P Global Ratings (“S&P”)). For securities where the ratings assigned by the major credit rating agencies are not equivalent, the second lowest rating assigned is used. For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings. The average credit quality was A- as of June 30, 2025.

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

As of June 30, 2025, and December 31, 2024, 97% of the total fixed maturity AFS securities in an unrealized loss position were investment grade. Our gross unrealized losses recognized in OCI on fixed maturity AFS securities as of June 30, 2025, decreased by $1.0 billion since December 31, 2024. For the six months ended June 30, 2025, we recognized $149 million of gross losses, on fixed maturity AFS securities, which were primarily related to sales that support our reinsurance funds withheld agreements where the investment results are passed directly to the reinsurers. For the six months ended June 30, 2024, we recognized $167 million of gross losses on fixed maturity AFS securities, which were primarily related to portfolio rebalancing and sales that support our reinsurance funds withheld agreements where the investment results are passed directly to the reinsurers.

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require a credit allowance. We do not believe the unrealized loss position as of June 30, 2025, required an impairment recognized in earnings as: (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. This conclusion is consistent with our asset-liability management process. Management considered the following as part of the evaluation:

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

We recognized $(19) million and $(47) million of credit loss benefit (expense) on our fixed maturity AFS securities for the three and six months ended June 30, 2025, respectively, and $(23) million and $(25) million, respectively, for the corresponding periods in 2024. In order to determine the amount of credit loss, we calculated the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover. To determine the recoverability, we considered the facts and circumstances surrounding the underlying issuer including, but not limited to, the following:

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

As reported on the Consolidated Balance Sheets, we had $138.3 billion of investments and cash and invested cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers and amounts on deposit with reinsurers, which totaled $113.8 billion as of June 30, 2025. If it were necessary to liquidate fixed maturity AFS securities prior to maturity or call to meet cash flow needs, we would first look to those fixed maturity AFS securities that are in an unrealized gain position, which had a fair value of $27.3 billion as of June 30, 2025, rather than selling fixed maturity AFS securities in an unrealized loss position. The amount of cash that we have on hand at any point in time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business. For additional information, see “Liquidity and Capital Resources” below.

As of June 30, 2025, and December 31, 2024, the estimated fair value for all private placement securities was $22.0 billion and $20.9 billion, respectively, representing 17% and 16% of total investments, respectively.

Mortgage-Backed Securities (Included in Fixed Maturity AFS and Trading Securities)

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Mortgage-Backed Securities” in our 2024 Form 10-K for a discussion of our mortgage-backed securities.

The market value of fixed maturity AFS and trading securities backed by subprime loans was $178 million and represented less than 1% of our total investment portfolio as of June 30, 2025. Fixed maturity AFS securities represented $171 million, or 96%, and trading securities represented $7 million, or 4%, of the subprime exposure as of June 30, 2025. The table below summarizes our investments in fixed maturity AFS securities backed by pools of residential mortgages (in millions) as of June 30, 2025:

	Agency		Non-Agency		Total
	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value
Type
RMBS	$1,828	$1,658	$384	$405	$2,212	$2,063
ABS home equity	–	–	155	189	155	189
Total by type (1)(2)	$1,828	$1,658	$539	$594	$2,367	$2,252

NAIC Designation
1	$1,828	$1,658	$445	$495	$2,273	$2,153
2	–	–	74	73	74	73
3	–	–	9	8	9	8
4	–	–	9	16	9	16
5	–	–	2	2	2	2
6	–	–	–	–	–	–
Total by NAIC designation (1)(2)(3)	$1,828	$1,658	$539	$594	$2,367	$2,252

Total fixed maturity AFS securities backed by pools of
residential mortgages as a percentage of total fixed maturity AFS securities	2.4%	2.5%

Total non-agency backed as a percentage of total fixed maturity AFS securities	0.6%	0.7%

(1) Does not include the amortized cost of trading securities totaling $61 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $61 million in trading securities consisted of $14 million agency and $47 million non-agency.
(2) Does not include the fair value of trading securities totaling $53 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $53 million in trading securities consisted of $13 million agency and $40 million non-agency.
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

None of these investments as of June 30, 2025, and December 31, 2024, included any direct investments in subprime lenders or mortgages. We are not aware of material exposure to subprime loans in our alternative investment portfolio as of June 30, 2025, and December 31, 2024.

The following summarizes our investments in fixed maturity AFS securities backed by pools of commercial mortgages (in millions) as of June 30, 2025:

	Multiple Property			Single Property			Total
	Net Amortized Cost	Fair Value		Net Amortized Cost	Fair Value		Net Amortized Cost	Fair Value
Type
CMBS (1)(2)	$1,945	$1,841		$135	$131		$2,080	$1,972

NAIC Designation
1	$1,910	$1,808		$135	$131		$2,045	$1,939
2	35	33		–	–		35	33
3	–	–		–	–		–	–
4	–	–		–	–		–	–
5	–	–		–	–		–	–
6	–	–	—	–	–	—	–	–
Total by NAIC designation (1)(2)(3)	$1,945	$1,841		$135	$131		$2,080	$1,972

Total fixed maturity AFS securities backed by pools of
commercial mortgages as a percentage of total fixed maturity AFS securities	2.1%	2.2%

(1) Does not include the amortized cost of trading securities totaling $130 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $130 million in trading securities consisted of $81 million of multiple property CMBS and $49 million of single property CMBS.
(2) Does not include the fair value of trading securities totaling $115 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $115 million in trading securities consisted of $75 million of multiple property CMBS and $40 million of single property CMBS.
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
(3) Based upon the rating designations determined and provided by the NAIC.

The following summarizes our investments in ABS within fixed maturity AFS securities (in millions) as of June 30, 2025:

	CLOs			Other			Total
	Net Amortized Cost	Fair Value		Net Amortized Cost	Fair Value		Net Amortized Cost	Fair Value
Type
ABS (1)(2)	$8,277	$8,102		$6,572	$6,556		$14,849	$14,658

NAIC Designation
1	$7,937	$7,761		$5,017	$5,017		$12,954	$12,778
2	340	341		1,480	1,462		1,820	1,803
3	–	–		–	–		–	–
4	–	–		6	14		6	14
5	–	–		–	–		–	–
6	–	–	–	69	63	–	69	63
Total by NAIC designation (1)(2)(3)	$8,277	$8,102		$6,572	$6,556		$14,849	$14,658

(1) Does not include the amortized cost of trading securities totaling $412 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $412 million in trading securities consisted of $287 million of CLOs and $125 million of Other ABS.
(2) Does not include the fair value of trading securities totaling $406 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $406 million in trading securities consisted of $286 million of CLOs and $120 million of Other ABS.
(3) Based upon the rating designations determined and provided by the NAIC.

The following summarizes our investments in ABS within fixed maturity AFS securities (in millions) as of December 31, 2024:

	CLOs			Other			Total
	Net Amortized Cost	Fair Value		Net Amortized Cost	Fair Value		Net Amortized Cost	Fair Value
Type
ABS (1)(2)	$8,307	$8,051		$5,895	$5,829		$14,202	$13,880

NAIC Designation
1	$8,106	$7,848		$4,453	$4,425		$12,559	$12,273
2	201	203		1,354	1,325		1,555	1,528
3	–	–		–	–		–	–
4	–	–		6	13		6	13
5	–	–		–	–		–	–
6	–	–	–	82	66	–	82	66
Total by NAIC designation (1)(2)(3)	$8,307	$8,051		$5,895	$5,829		$14,202	$13,880

(1) Does not include the amortized cost of trading securities totaling $378 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $378 million in trading securities consisted of $240 million of CLOs and $138 million of Other ABS.
(2) Does not include the fair value of trading securities totaling $369 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $369 million in trading securities consisted of $240 million of CLOs and $129 million of Other ABS.
(3) Based upon the rating designations determined and provided by the NAIC.

Composition by Industry Categories of our Unrealized Losses on Fixed Maturity AFS Securities

When considering unrealized gain and loss information, it is important to recognize that the information relates to the position of securities at a particular point in time and may not be indicative of the position of our investment portfolios subsequent to the balance sheet date. Further, because the timing of the recognition of realized investment gains and losses through the selection of which securities are sold is largely at management’s discretion, it is important to consider the information provided below within the context of the overall unrealized gain or loss position of our investment portfolios. These are important considerations that should be included in any evaluation of the potential effect of securities in an unrealized loss position on our future earnings. The composition by industry categories of all fixed maturity AFS securities in an unrealized loss position (in millions) as of June 30, 2025, was as follows:

	Net Amortized Cost	% Net Amortized Cost	Gross Unrealized Losses	% Gross Unrealized Losses	Fair Value	% Fair Value
Healthcare	$5,762	8.0%	$1,232	12.3%	$4,530	7.3%
Electric	6,863	9.5%	1,112	11.1%	5,751	9.3%
Technology	3,701	5.1%	546	5.5%	3,155	5.1%
Food and beverage	3,539	4.9%	518	5.2%	3,021	4.9%
Industrial – other	2,031	2.8%	450	4.5%	1,581	2.5%
Local authorities	2,175	3.0%	433	4.3%	1,742	2.8%
Banking	4,187	5.8%	317	3.2%	3,870	6.2%
Pharmaceuticals	2,089	2.9%	297	3.0%	1,792	2.9%
ABS	6,505	9.0%	294	2.9%	6,211	10.0%
Diversified manufacturing	2,066	2.9%	293	2.9%	1,773	2.9%
Natural gas	1,531	2.1%	269	2.7%	1,262	2.0%
Chemicals	1,789	2.5%	244	2.4%	1,545	2.5%
Retail	1,518	2.1%	243	2.4%	1,275	2.1%
Brokerage asset management	1,549	2.1%	208	2.1%	1,341	2.2%
Property and casualty	1,273	1.8%	199	2.0%	1,074	1.7%
Transportation services	1,804	2.5%	196	2.0%	1,608	2.6%
Life insurance	1,231	1.7%	193	1.9%	1,038	1.7%
Aerospace and defense	1,264	1.8%	190	1.9%	1,074	1.7%
Utility – other	1,102	1.5%	178	1.8%	924	1.5%
Government-sponsored	469	0.7%	157	1.6%	312	0.5%
Midstream	1,261	1.7%	151	1.5%	1,110	1.8%
Wirelines	820	1.1%	149	1.5%	671	1.1%
Railroads	827	1.1%	147	1.5%	680	1.1%
Consumer products	805	1.1%	120	1.2%	685	1.1%
Non-agency CMBS	1,450	2.0%	117	1.2%	1,333	2.1%
Integrated	648	0.9%	116	1.2%	532	0.9%
Wireless	668	0.9%	111	1.1%	557	0.9%
Automotive	1,169	1.6%	101	1.0%	1,068	1.7%
Industries with unrealized losses
less than $100 million	11,987	16.9%	1,398	14.1%	10,589	16.9%
Total by industry	$72,083	100.0%	$9,979	100.0%	$62,104	100.0%

Total by industry as a percentage of
total fixed maturity AFS securities	73.2%	100.0%	69.5%

The composition by industry categories of all fixed maturity AFS securities in an unrealized loss position (in millions) as of December 31, 2024, was as follows:

	Net Amortized Cost	% Net Amortized Cost	Gross Unrealized Losses	% Gross Unrealized Losses	Fair Value	% Fair Value
Healthcare	$5,802	7.5%	$1,255	11.3%	$4,547	6.8%
Electric	7,301	9.4%	1,187	10.8%	6,114	9.2%
Technology	3,988	5.1%	621	5.6%	3,367	5.1%
Food and beverage	3,603	4.6%	556	5.1%	3,047	4.6%
Industrial – other	2,086	2.7%	451	4.1%	1,635	2.5%
Local authorities	2,306	3.0%	451	4.1%	1,855	2.8%
Banking	5,015	6.5%	419	3.8%	4,596	6.9%
ABS	6,807	8.8%	406	3.7%	6,401	9.6%
Pharmaceuticals	2,267	2.9%	335	3.0%	1,932	2.9%
Diversified manufacturing	2,262	2.9%	323	2.9%	1,939	2.9%
Natural gas	1,634	2.1%	285	2.6%	1,349	2.0%
Retail	1,565	2.0%	261	2.4%	1,304	2.1%
Chemicals	1,893	2.4%	248	2.3%	1,645	2.5%
Brokerage asset management	1,658	2.1%	239	2.2%	1,419	2.1%
Property and casualty	1,376	1.8%	216	2.0%	1,160	1.6%
Transportation services	1,922	2.5%	215	2.0%	1,707	2.6%
Life insurance	1,274	1.7%	213	1.9%	1,061	1.6%
Aerospace and defense	1,357	1.8%	212	1.9%	1,145	1.7%
Utility – other	1,164	1.5%	192	1.7%	972	1.5%
Consumer products	1,071	1.4%	173	1.6%	898	1.4%
Midstream	1,383	1.8%	163	1.5%	1,220	1.8%
Non-agency CMBS	1,503	1.9%	155	1.4%	1,348	2.0%
Wirelines	857	1.1%	154	1.4%	703	1.1%
Railroads	846	1.1%	149	1.4%	697	1.0%
Government-sponsored	459	0.6%	144	1.3%	315	0.5%
Integrated	682	0.9%	125	1.1%	557	0.8%
Automotive	1,463	1.9%	123	1.1%	1,340	2.0%
Wireless	712	0.9%	120	1.1%	592	0.9%
Industries with unrealized losses
less than $100 million	13,260	17.1%	1,614	14.7%	11,646	17.5%
Total by industry	$77,516	100.0%	$11,005	100.0%	$66,511	100.0%

Total by industry as a percentage of
total fixed maturity AFS securities	79.6%	100.0%	76.4%

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of June 30, 2025
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$17,624	$4,377	$22,001	99.3%
Delinquent (1)	39	37	76	0.3%
Foreclosure	–	81	81	0.4%
Total mortgage loans on real estate before allowance	17,663	4,495	22,158	100.0%
Allowance for credit losses	(97)	(65)	(162)
Total mortgage loans on real estate	$17,566	$4,430	$21,996

	As of December 31, 2024
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$17,546	$3,572	$21,118	99.4%
Delinquent (1)	25	33	58	0.3%
Foreclosure	–	59	59	0.3%
Total mortgage loans on real estate before allowance	17,571	3,664	21,235	100.0%
Allowance for credit losses	(99)	(53)	(152)
Total mortgage loans on real estate	$17,472	$3,611	$21,083

(1) Includes certain mortgage loans on real estate that support our modified coinsurance agreements, where the investment results are passed directly to the reinsurers. As of June 30, 2025, and December 31, 2024, the fair value of such commercial mortgage loans on real estate that were in delinquent status was $30 million and $21 million, respectively.

As of June 30, 2025, there were specifically identified impaired commercial and residential mortgage loans with an aggregate carrying value of $34 million and $72 million, respectively, or less than 1% of total mortgage loans on real estate. As of December 31, 2024, there were specifically identified impaired commercial and residential mortgage loans with an aggregate carrying value of $36 million and $58 million, respectively, or less than 1% of total mortgage loans on real estate.

The total outstanding principal and interest on commercial mortgage loans that were two or more payments delinquent, excluding foreclosures, as of June 30, 2025, and December 31, 2024, was $57 million and $34 million, respectively, or less than 1% of total mortgage loans on real estate. The total outstanding principal and interest on residential mortgage loans that were three or more payments delinquent, excluding foreclosures, as of June 30, 2025, and December 31, 2024, was $36 million and $32 million, respectively, or less than 1% of total mortgage loans on real estate.

The carrying value of mortgage loans on real estate by business segment and Other Operations (in millions) was as follows:

	As of June 30, 2025	As of December 31, 2024
Segment
Annuities	$9,559	$8,783
Life Insurance	3,457	3,527
Group Protection	1,619	1,608
Retirement Plan Services	5,367	5,380
Other Operations	1,994	1,785
Total mortgage loans on real estate	$21,996	$21,083

The composition of commercial mortgage loans (in millions) by property type, geographic region and state is shown below as of June 30, 2025:

	Carrying Value	%		Carrying Value	%
Property Type			State
Apartment	$5,402	30.8%	CA	$4,733	26.9%
Industrial	5,247	29.9%	TX	1,761	10.0%
Office building	3,060	17.4%	FL	1,001	5.7%
Retail	2,775	15.8%	NY	910	5.2%
Other commercial	808	4.6%	AZ	894	5.1%
Mixed use	166	0.9%	PA	865	4.9%
Hotel/motel	108	0.6%	MD	666	3.8%
Total	$17,566	100.0%	WA	647	3.7%
Geographic Region			GA	609	3.5%
Pacific	5,697	32.5%	NC	519	3.0%
South Atlantic	3,701	21.1%	TN	485	2.8%
Middle Atlantic	2,181	12.4%	VA	433	2.5%
West South Central	1,900	10.8%	NJ	407	2.3%
Mountain	1,595	9.1%	UT	402	2.3%
East North Central	1,112	6.3%	IL	341	1.9%
East South Central	581	3.3%	OH	321	1.8%
West North Central	443	2.5%	OR	317	1.8%
New England	356	2.0%	All other states	2,255	12.8%
Total	$17,566	100.0%	Total	$17,566	100.0%

The composition of commercial mortgage loans (in millions) by property type, geographic region and state is shown below as of December 31, 2024:

	Carrying Value	%		Carrying Value	%
Property Type			State
Apartment	$5,551	31.8%	CA	$4,707	26.9%
Industrial	5,033	28.8%	TX	1,693	9.7%
Office building	3,077	17.6%	FL	1,011	5.8%
Retail	2,754	15.8%	AZ	906	5.2%
Other commercial	803	4.6%	PA	899	5.1%
Mixed use	145	0.8%	NY	895	5.1%
Hotel/motel	109	0.6%	WA	673	4.0%
Total	$17,472	100.0%	MD	671	3.8%
Geographic Region			GA	639	3.7%
Pacific	5,683	32.5%	TN	533	3.1%
South Atlantic	3,683	21.1%	NC	471	2.7%
Middle Atlantic	2,199	12.6%	VA	420	2.4%
West South Central	1,829	10.5%	NJ	405	2.3%
Mountain	1,525	8.7%	IL	339	1.9%
East North Central	1,139	6.5%	WI	328	1.9%
East South Central	646	3.7%	OH	323	1.8%
West North Central	448	2.6%	UT	322	1.8%
New England	320	1.8%	All other states	2,237	12.8%
Total	$17,472	100.0%	Total	$17,472	100.0%

The following table shows the principal amount (in millions) of our commercial and residential mortgage loans by year in which the principal is contractually obligated to be repaid:

	As of June 30, 2025
	Commercial	Residential	Total	%
Principal Repayment Year
2025	$537	$313	$850	3.9%
2026	1,401	508	1,909	8.6%
2027	1,863	69	1,932	8.7%
2028	2,178	50	2,228	10.1%
2029	1,917	52	1,969	8.9%
2030 and thereafter	9,805	3,406	13,211	59.8%
Total	$17,701	$4,398	$22,099	100.0%

See Note 3 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for credit losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Annuities	$3	$1	$6	$3
Life Insurance	94	32	163	106
Group Protection	2	1	3	2
Retirement Plan Services	2	1	4	2
Other Operations	–	1	–	1
Total (1)	$101	$36	$176	$114

(1) Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of June 30, 2025, and December 31, 2024, alternative investments included investments in 372 and 371 different partnerships, respectively, and the portfolio represented approximately 3% of total investments. The partnerships do not represent off-balance sheet financing and generally involve several third-party partners. Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and are not material to our liquidity. Alternative investments are accounted for using the equity method of accounting and are included in other investments on the Consolidated Balance Sheets.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net Investment Income
Fixed maturity AFS securities	$1,069	$1,050	$2,128	$2,101
Trading securities	25	30	51	62
Equity securities	3	10	6	14
Mortgage loans on real estate	259	215	510	412
Policy loans	25	24	51	49
Cash and invested cash	50	42	109	79
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	5	3	7	4
Alternative investments (2)	101	36	176	114
Consent fees	1	–	1	–
Other investments	22	3	45	19
Investment income	1,560	1,413	3,084	2,854
Investment expense	(94)	(81)	(160)	(175)
Net investment income	$1,466	$1,332	$2,924	$2,679

(1) See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2) See “Alternative Investments” above for additional information.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Interest Rate Yield
Fixed maturity AFS securities, mortgage loans on
real estate and other, net of investment expenses	4.14%	4.05%	4.19%	4.02%
Commercial mortgage loan prepayment and
bond make-whole premiums	0.02%	0.00%	0.01%	0.00%
Alternative investments	0.30%	0.11%	0.27%	0.18%
Net investment income yield on invested assets	4.46%	4.16%	4.47%	4.20%

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

Consolidated Sources and Uses of Liquidity and Capital

Our primary sources of liquidity and capital are insurance premiums and fees, investment income, maturities and sales of investments, issuance of debt or other types of securities and policyholder deposits. We also have access to alternative sources of liquidity as discussed below. Our primary uses are to pay policy claims and benefits, to fund commissions and other general operating expenses, to purchase investments, to fund policy surrenders and withdrawals, to pay dividends to our common and preferred stockholders, to repurchase our common stock and to repay debt. Our operating activities provided (used) cash of $741 million and $(2.2) billion for the six months ended June 30, 2025 and 2024, respectively. Cash flows from operating activities will fluctuate based on the timing of insurance premiums received and benefit payments to policyholders, as well as other business activities including cash payments on certain derivatives used to hedge exposure to product-related risks.

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

Details underlying the primary sources of the holding company’s liquidity (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Cash Dividends and Return of Capital from Subsidiaries
The Lincoln National Life Insurance Company	$170	$15	$400	$195
Total cash dividends and return of capital from subsidiaries	$170	$15	$400	$195

Interest from Subsidiaries
Interest on inter-company notes	$34	$37	$69	$77

The table above focuses on significant and recurring cash flow items and excludes the effects of certain financing activities, including the periodic issuance and retirement of debt, issuance of preferred stock or common stock, cash flows related to our inter-company cash management program and certain investing activities, including capital contributions to subsidiaries. These activities are discussed below. Taxes have been eliminated from the analysis due to a tax sharing agreement among our primary subsidiaries resulting in a modest effect on net cash flows at the holding company. Also excluded from this analysis is the modest amount of investment income on short-term investments of the holding company and employee stock exercise activity related to our stock-based incentive compensation plans. See “Part IV – Item 15(a)(2) Financial Statement Schedules – Schedule II – Condensed Financial Information of Registrant” in our 2024 Form 10-K for the holding company cash flow statement. For information regarding limits on the dividends that our insurance subsidiaries may pay without prior approval, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Holding Company Sources and Uses of Liquidity and Capital – Restrictions on Subsidiaries’ Dividends” in our 2024 Form 10-K.

During the second quarter of 2024, The Lincoln National Life Insurance Company (“LNL”) made a $929 million extraordinary dividend in the form of investments to LNC for the purpose of the initial capitalization of Lincoln Pinehurst Reinsurance Company (Bermuda) Limited (“LPINE”). See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary – Significant Operational Matters” in our 2024 Form 10-K for more information about LPINE.

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

Our insurance subsidiaries’ regulatory capital levels are affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. For instance, our term products and UL products containing secondary guarantees subject to the NAIC RBC framework require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”) and Actuarial Guideline XXXVIII (“AG38”), respectively. Our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives or reinsurance subsidiaries. Our captive reinsurance and reinsurance subsidiaries provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner and free up capital the insurance subsidiaries can use for any number of purposes, including paying dividends to the holding company. We use long-dated LOCs and debt financing as well as other financing strategies to finance those reserves. Included in the LOCs issued as of June 30, 2025, was $1.7 billion of long-dated LOCs issued to support inter-company reinsurance agreements for term products and UL products containing secondary guarantees. For information on the LOCs, see the credit facilities table in Note 13 in our 2024 Form 10-K. Our captive reinsurance and reinsurance subsidiaries have also issued long-term notes of $3.6 billion to finance a portion of the excess reserves associated with our term and UL products with secondary guarantees as of June 30, 2025; of this amount, $3.0 billion involve exposure to variable interest entities. For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 4 in our 2024 Form 10-K. We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees. LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.

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

LNC made $805 million in capital contributions in cash to subsidiaries, including $800 million to LNL using proceeds from the Bain Capital transaction, for the three and six months ended June 30, 2025. For more information on the Bain Capital transaction, see “Issuance of Common Stock” below and Note 15 herein.

During the second quarter of 2024, LNC contributed $929 million of investments and $22 million in cash to LPINE, a wholly owned subsidiary of LNC and a licensed Bermuda-based life and annuity reinsurance company, in support of an inter-company reinsurance agreement with LNL. See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary – Significant Operational Matters” in our 2024 Form 10-K for more information about LPINE.

LNC made capital contributions in cash to other subsidiaries of $5 million for the three and six months ended June 30, 2024.

Debt

Although our subsidiaries currently generate adequate cash flow to meet the needs of our normal operations, periodically LNC may issue debt to maintain ratings and increase liquidity, as well as to fund internal growth, acquisitions and the retirement of its debt.

Details underlying our debt activities (in millions) for the six months ended June 30, 2025, were as follows:

	Beginning Balance	Issuance	Maturities, Repayments and Refinancing	Change in Fair Value Hedges	Other Changes (1)	Ending Balance
Short-Term Debt
Current maturities of long-term debt (2)	$300	$–	$(300)	$–	$–	$–

Long-Term Debt
Senior notes (3) (4)	4,498	500	(299)	17	(87)	4,629
Term loans	150	–	–	–	–	150
Subordinated notes (5) (7)	995	–	(194)	–	–	801
Capital securities (6) (7)	213	–	(26)	–	–	187
Total long-term debt	$5,856	$500	$(519)	$17	$(87)	$5,767

(1)    Includes the non-cash reclassification of long-term debt to current maturities of long-term debt, accretion (amortization) of discounts and premiums, amortization of debt issuance costs and amortization of adjustments from discontinued hedges, as applicable.
(2)    We repaid our 3.35% Senior Notes that matured on March 9, 2025.
(3)    For information on the debt issuance, see “Alternative Sources of Liquidity – Facility Agreements for Senior Notes Issuances” below.
(4)    In May 2025, we repurchased $34 million of our 3.05% Senior Notes due 2030, $129 million of our 4.35% Senior Notes due 2048 and $136 million of our 4.375% Senior Notes due 2050.
(5)    In May 2025, we repurchased $97 million of our Subordinated Notes due 2066 and $97 million of our Subordinated Notes due 2067.
(6)    In May 2025, we repurchased $21 million of our Capital Securities due 2066 and $5 million of our Capital Securities due 2067.
(7)    We use interest rate swaps to partially hedge the variability in rates.

LNC made interest payments to service debt to third parties of $77 million and $160 million for the three and six months ended June 30, 2025, respectively, compared to $83 million and $145 million for the three and six months ended June 30, 2024, respectively.

For additional information about our short-term and long-term debt and our credit facilities, see Note 12 herein and Note 13 in our 2024 Form 10-K.

Preferred Stock

Details underlying preferred stock dividends paid (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Series C preferred stock dividends	$–	$–	$23	$23
Series D preferred stock dividends	11	11	23	23
Total preferred stock dividends	$11	$11	$46	$46

For additional information on preferred stock, see Note 15 herein and Note 18 in our 2024 Form 10-K.

Issuance of Common Stock

On June 5, 2025, we closed our previously announced stock sale transaction pursuant to the Purchase Agreement with Bain Capital Prairie, LLC, a newly formed subsidiary of Bain Capital, under which we agreed to sell shares representing 9.9% of our outstanding common stock on a post-issuance basis to the Buyer. Under the final terms, Lincoln sold approximately 18.8 million shares of its common stock for aggregate consideration of $825 million. The transaction provided us with capital that we expect to deploy toward our strategic priorities, including growing spread-based earnings, advancing our portfolio management efforts and asset sourcing capabilities and optimizing our legacy life portfolio. For additional information on the Bain Capital transaction, see Note 15.

Return of Capital to Common Stockholders

One of our primary goals is to provide a return to our common stockholders through share price accretion, dividends and stock repurchases. In determining dividends, the Board of Directors takes into consideration items such as current and expected earnings, capital needs, rating agency considerations and requirements for financial flexibility. The amount and timing of share repurchases depends on key capital ratios, rating agency expectations, the generation of dividends from our subsidiaries and an evaluation of the costs and benefits associated with alternative uses of capital. We did not repurchase any shares of common stock under our buyback program for the six months ended June 30, 2025 and 2024. For additional information regarding share repurchases, see “Part II – Item 2(c)” below.

Details underlying return of capital to common stockholders (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Dividends to common stockholders	$77	$77	$154	$153
Total cash returned to common stockholders	$77	$77	$154	$153

Alternative Sources of Liquidity

Inter-Company Cash Management Program

To meet short-term liquidity needs that arise in the ordinary course of business, we utilize an inter-company cash management program between LNC and participating subsidiaries whereby participating subsidiaries can borrow cash from or lend cash to LNC. Loans under the inter-company cash management program are permitted under applicable insurance laws subject to certain restrictions. For our Indiana-domiciled insurance subsidiary, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC. As of June 30, 2025, LNC had no outstanding borrowings from and no outstanding lending into the cash management program.

Facility Agreement for Senior Notes Issuance

On May 13, 2025, LNC exercised in full its issuance right under the 10-year facility agreement, dated as of August 18, 2020 (the “Trust I Facility Agreement”) with Belrose Funding Trust, a Delaware statutory trust (“Trust I”) and on May 15, 2025, LNC issued $500 million aggregate principal amount of its 2.330% Senior Notes due 2030 (the “2.330% Senior Notes”) to Trust I in exchange for the principal and interest strips of U.S. Treasury securities held by Trust I (the “Trust I Eligible Assets”). We recognized the 2.330% Senior Notes on our Consolidated Balance Sheets as of June 30, 2025, which reflects the $418 million fair value of the Trust I Eligible Assets received. The net proceeds from the issuance of the 2.330% Senior Notes and subsequent sale of the Trust I Eligible Assets were used to early extinguish long-term debt during the second quarter of 2025 pursuant to a tender offer. For more information on the early extinguishment of debt, see “Debt” above and Note 12 herein.

On May 20, 2025, LNC entered into a 30-year facility agreement (the “Trust II Facility Agreement”) with Belrose Funding Trust II, a Delaware statutory trust (“Trust II”), in connection with Trust II’s sale of $1.0 billion of its Pre-Capitalized Trust Securities Redeemable May 15, 2055 (the “2055 P-Caps”) in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended. Trust II invested the proceeds from the sale of the 2055 P-Caps in a portfolio of principal and interest strips of U.S. Treasury securities (the “Trust II Eligible Assets”). The Trust II Facility Agreement provides LNC the right to issue to Trust II, and to require Trust II to purchase from LNC, on one or more occasions, up to an aggregate principal amount outstanding at any one time of $1.0 billion of LNC’s 6.792% Senior Notes due 2055 (the “6.792% senior notes”) in exchange for a corresponding amount of the Trust II Eligible Assets. LNC may direct Trust II to grant all or a portion of the issuance right to one or more assignees (who are LNC’s consolidated subsidiaries or persons to whom LNC or any such consolidated subsidiary has an obligation or liability) (each, an “Issuance Right Assignee”) who may cause a corresponding portion of the 6.792% senior notes to be issued to Trust II and receive the corresponding Trust II Eligible Assets that would otherwise have been delivered to LNC pursuant to the exercise of the issuance right. The 6.792% senior notes will not be issued unless and until the issuance right is exercised. In return, LNC pays Trust II a semi-annual facility fee at a rate of 1.888% per year (applied to the unexercised portion of the issuance right) and reimburses Trust II for its expenses.

For additional information on the facility agreements for senior notes issuances, see Note 12 herein.

Federal Home Loan Bank

Our primary insurance subsidiary, LNL, is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of June 30, 2025, LNL had an estimated maximum borrowing capacity of $7.0 billion under the FHLBI facility and maximum available borrowing based on qualifying assets of $4.7 billion. As of June 30, 2025, LNL had outstanding borrowings of $2.9 billion under this facility reported within payables for collateral on investments on the Consolidated Balance Sheets. Lincoln Life & Annuity Company of New York (“LLANY”) is a member of the Federal Home Loan Bank of New York (“FHLBNY”) with an estimated maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of June 30, 2025, LLANY had no outstanding borrowings under this facility. For additional information, see “Payables for Collateral on Investments” in Note 3.

Repurchase Agreements and Securities Lending Programs

Our insurance and reinsurance subsidiaries had access to $2.6 billion through committed repurchase agreements, of which none was utilized as of June 30, 2025. Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can also access liquidity through securities lending programs and uncommitted repurchase agreements. As of June 30, 2025, our insurance subsidiaries had securities pledged under securities lending agreements and uncommitted repurchase agreements with a carrying value of $155 million and $418 million, respectively. For additional information, see “Payables for Collateral on Investments” in Note 3.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net collateral payable position) and posted with counterparties (when we are in a net collateral receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of June 30, 2025, we were in a net collateral payable position of $4.9 billion compared to $7.1 billion as of December 31, 2024. In the event of adverse changes in fair value of our derivative instruments, we may need to return, post or pledge collateral to counterparties. If we do not have sufficient high quality securities or cash to provide as collateral to counterparties, we have alternative sources of liquidity. In addition to the liquidity from repurchase agreements and FHLB facilities discussed above, we also have a five-year revolving credit facility discussed in Note 13 in our 2024 Form 10-K. For additional information, see “Credit Risk” in Note 5.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the lawsuits captioned Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company, Iwanski v. First Penn-Pacific Life Insurance Company, TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company and Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, each of which was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”). On June 16, 2025, the court granted final approval of the Glover provisional settlement (which encompasses all policies at issue in Glover as well as in Iwanski, TVPX ARS INC. and Vida) and on June 18, 2025, entered final judgment and dismissed the case. On July 16, 2025, plaintiffs in the Iwanski, TVPX ARS INC. and Vida cases appealed the final approval of the provisional settlement to the U.S. Court of Appeals for the Second Circuit. The provisional settlement is subject to the outcome of the appeal.

Reference is made to the lawsuit captioned Conestoga Trust, et al, v. Lincoln National Corp., et al., previously disclosed in our 2024 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. On April 2, 2025, we entered into an agreement with the plaintiffs in Conestoga Trust in full and final settlement of this matter, and the Conestoga Trust matter is now concluded.

Reference is made to the lawsuit captioned Donald C. Meade v. Lincoln National Corporation, Ellen Cooper, Dennis Glass, and Randal Freitag (“Defendants”), previously disclosed in our 2024 Form 10-K. On July 24, 2025, the court granted Defendants’ motion to dismiss and dismissed the amended complaint without prejudice. Plaintiff has 14 days from the date of the court’s order to file a second amended complaint.

Reference is made to the tax assessment proceeding captioned Lincoln National Life Insurance Company v. Township of Radnor, previously disclosed in our 2024 Form 10-K. On July 16, 2025, the court entered judgment in favor of LNL.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following summarizes purchases of equity securities by the Company during the quarter ended June 30, 2025 (dollars in millions, except per share data):

			(c) Total Number	(d) Approximate Dollar
	(a) Total		of Shares	Value of Shares
	Number	(b) Average	Purchased as Part of	that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs (1)	Plans or Programs (1)
4/1/25 – 4/30/25	–	$–	–	$714

5/1/25 – 5/31/25	–	–	–	714

6/1/25 – 6/30/25	–	–	–	714

(1) On November 10, 2021, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.5 billion. As of June 30, 2025, our remaining security repurchase authorization was $714 million. The security repurchase authorization does not have an expiration date. The amount and timing of share repurchases depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital. Our stock repurchases may be effected from time to time through open market purchases or in privately negotiated transactions and may be made pursuant to an accelerated share repurchase agreement or Rule 10b5-1 plan.

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2025, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 137, which is incorporated herein by reference.

LINCOLN NATIONAL CORPORATION
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended June 30, 2025

3.1
Amended and Restated Bylaws of Lincoln National Corporation (“LNC”), effective May 22, 2025, are incorporated by reference to Exhibit 3.1 to LNC’s Form 8-K (File No. 1-6028) filed with the Securities and Exchange Commission (“SEC”) on May 23, 2025.

4.1	Form of 2.330% Senior Notes due 2030.
4.2	Second Supplemental Indenture, dated as of May 20, 2025, under the Senior Indenture dated as of March 10, 2009, between LNC and the Bank of New York Mellon.
10.1
Amendment No. 4 to the LNC 2020 Incentive Compensation Plan (effective May 22, 2025) is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 23, 2025.*

10.2	The Severance Plan for Officers of LNC (amended and restated effective May 21, 2025).*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Dated: July 31, 2025