Form 10-Q
period 2025-09-30
LINCOLN NATIONAL CORP
filed 2025-10-30
CIK 59558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
OR
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
Yes ☐   No  ☒

As of October 24, 2025, there were 189,939,050 shares of the registrant’s common stock outstanding.
—————————————————————————————————————————————————————

Lincoln National Corporation

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
LINCOLN NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of	As of
	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value
(amortized cost: 2025 - $98,632; 2024 - $97,415; allowance for credit losses: 2025 - $97; 2024 - $46)	$90,680	$87,111
Trading securities	1,853	2,025
Equity securities	542	294
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2025 - $230; 2024 - $232)	22,230	21,083
Policy loans	2,584	2,476
Derivative investments	10,427	9,677
Other investments	7,786	7,252
Total investments	136,102	129,918
Cash and invested cash	10,668	5,801
Deferred acquisition costs, value of business acquired and deferred sales inducements	12,681	12,537
Reinsurance recoverables, net of allowance for credit losses	28,665	28,750
Deposit assets, net of allowance for credit losses	33,066	30,776
Market risk benefit assets	4,694	4,860
Accrued investment income	1,172	1,108
Goodwill	1,144	1,144
Other assets	7,223	7,499
Separate account assets	179,860	168,438
Total assets	$415,275	$390,831
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Policyholder account balances	$133,223	$126,197
Future contract benefits	41,852	39,807
Funds withheld reinsurance liabilities	17,559	16,907
Market risk benefit liabilities	1,190	1,046
Deferred front-end loads	7,349	6,730
Payables for collateral on investments	11,153	10,020
Short-term debt	–	300
Long-term debt	5,772	5,856
Other liabilities	6,865	7,261
Separate account liabilities	179,860	168,438
Total liabilities	404,823	382,562
Contingencies and Commitments (See Note 14)
Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized:
Series C preferred stock – 20,000 shares authorized, issued and outstanding
as of September 30, 2025, and December 31, 2024	493	493
Series D preferred stock – 20,000 shares authorized, issued and outstanding
as of September 30, 2025, and December 31, 2024	493	493
Common stock – 800,000,000 shares authorized; 189,920,627 and 170,380,646 shares
issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	5,574	4,674
Retained earnings	7,731	7,645
Accumulated other comprehensive income (loss)	(3,839)	(5,036)
Total stockholders’ equity	10,452	8,269
Total liabilities and stockholders’ equity	$415,275	$390,831
See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Insurance premiums	$1,637	$1,614	$4,995	$4,839
Fee income	1,384	1,352	4,089	4,015
Net investment income	1,544	1,416	4,478	4,104
Realized gain (loss)	(216)	(431)	(847)	(201)
Other revenues	206	160	575	623
Total revenues	4,555	4,111	13,290	13,380
Expenses
Benefits	1,926	1,937	5,988	5,948
Policyholder liability remeasurement (gain) loss	1	(50)	(146)	(166)
Interest credited	954	880	2,759	2,555
Market risk benefit (gain) loss	(343)	657	10	(1,386)
Commissions and other expenses	1,414	1,304	4,110	4,254
Interest and debt expense	79	86	146	253
Total expenses	4,031	4,814	12,867	11,458
Income (loss) before taxes	524	(703)	423	1,922
Federal income tax expense (benefit)	79	(175)	–	334
Net income (loss)	445	(528)	423	1,588
Other comprehensive income (loss), net of tax:
Unrealized investment gain (loss)	820	1,688	1,671	1,248
Market risk benefit non-performance risk gain (loss)	(172)	372	(204)	(289)
Policyholder liability discount rate remeasurement gain (loss)	(95)	(373)	(270)	(165)
Foreign currency translation adjustment	(3)	9	11	8
Funded status of employee benefit plans	3	(9)	(11)	(8)
Total other comprehensive income (loss), net of tax	553	1,687	1,197	794
Comprehensive income (loss)	$998	$1,159	$1,620	$2,382

Net Income (Loss) Available to Common Stockholders
Net income (loss)	$445	$(528)	$423	$1,588
Preferred stock dividends declared	(34)	(34)	(80)	(80)
Net income (loss) available to common stockholders	$411	$(562)	$343	$1,508

Net Income (Loss) Per Common Share
Basic	$2.15	$(3.29)	$1.90	$8.85
Diluted	2.12	(3.29)	1.87	8.75

Cash Dividends Declared Per Common Share	$0.45	$0.45	$1.35	$1.35

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Preferred Stock
Balance as of beginning-of-period	$986	$986	$986	$986
Balance as of end-of-period	986	986	986	986

Common Stock
Balance as of beginning-of-period	5,545	4,641	4,674	4,605
Issuance of common stock	–	–	825	–
Stock compensation/issued for benefit plans	29	19	75	55
Balance as of end-of-period	5,574	4,660	5,574	4,660

Retained Earnings
Balance as of beginning-of-period	7,409	6,691	7,645	4,778
Net income (loss)	445	(528)	423	1,588
Preferred stock dividends declared	(34)	(34)	(80)	(80)
Common stock dividends declared	(89)	(80)	(257)	(237)
Balance as of end-of-period	7,731	6,049	7,731	6,049

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	(4,392)	(4,369)	(5,036)	(3,476)
Other comprehensive income (loss), net of tax	553	1,687	1,197	794
Balance as of end-of-period	(3,839)	(2,682)	(3,839)	(2,682)
Total stockholders’ equity as of end-of-period	$10,452	$9,013	$10,452	$9,013

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$423	$1,588
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Realized (gain) loss	847	201
Market risk benefit (gain) loss	10	(1,386)
Sales and maturities (purchases) of trading securities, net	653	225
Early extinguishment of debt (gain) loss	(94)	–
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads	482	538
Accrued investment income	(48)	(63)
Insurance liabilities and reinsurance-related balances	(1,552)	(2,921)
Accrued expenses	16	82
Federal income tax accruals	(56)	334
Other	(1,081)	(827)
Net cash provided by (used in) operating activities	(400)	(2,229)
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(12,192)	(7,685)
Sales of available-for-sale securities and equity securities	2,595	1,404
Maturities of available-for-sale securities	8,413	6,312
Purchases of other investments	(1,556)	(897)
Sales and repayments of other investments	858	258
Issuance of mortgage loans on real estate	(2,805)	(3,098)
Repayment and maturities of mortgage loans on real estate	1,778	995
Repayment (issuance) of policy loans, net	(108)	(34)
Net change in collateral on investments, certain derivatives and related settlements	2,801	3,756
Cash received from disposition, net of cash transferred	–	619
Other	116	(92)
Net cash provided by (used in) investing activities	(100)	1,538
Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(300)	(100)
Issuance of long-term debt, net of issuance costs	–	346
Payment related to early extinguishment of debt	(421)	–
Payment related to sale-leaseback transactions	(5)	(12)
Proceeds from certain financing arrangements	33	53
Payment related to certain financing arrangements	(98)	(103)
Policyholder account balances:
Deposits	15,394	12,312
Withdrawals	(9,256)	(8,974)
Transfers from (to) separate accounts, net	(490)	131
Issuance of common stock	825	–
Common stock issued for benefit plans	4	(4)
Dividends paid to preferred stockholders	(80)	(80)
Dividends paid to common stockholders	(239)	(230)
Net cash provided by (used in) financing activities	5,367	3,339
Net increase (decrease) in cash, invested cash and restricted cash	4,867	2,648
Cash, invested cash and restricted cash as of beginning-of-year	5,801	3,365
Cash, invested cash and restricted cash as of end-of-period	$10,668	$6,013

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Interim results for the nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025. All material inter-company accounts and transactions have been eliminated in consolidation.

Certain amounts reported in prior period consolidated financial statements have been reclassified to conform to the presentation adopted in the current period. Effective in the third quarter of 2025, we reclassified the investments in company-owned life insurance from other assets to other investments on the Consolidated Balance Sheets and the associated income statement activity from other revenues to net investment income on the Statements of Consolidated Comprehensive Income (Loss), which had no impact to total assets, total stockholders’ equity, total net income (loss) or net cash provided by (used in) investing activities in any such prior period.

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
		January 1, 2025 (Annual Filings)	We do not expect the adoption to have a material impact to the consolidated financial statements, including disclosures within the Federal Income Taxes Note.
ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40)	This ASU requires disclosure of specified information about certain costs and expenses, including employee compensation, depreciation and intangible asset amortization.	January 1, 2027	We are evaluating the impact of this ASU to the consolidated financial statements.
ASU 2025-06, Intangibles - Goodwill and Other – Internal-Use Software (Topic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	This ASU removes all references to prescriptive and sequential software development stages (referred to as “project stages”) and requires capitalization of software costs when both of the following occur: (i) management has authorized and committed to funding the software project; and (ii) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”).	January 1, 2028	We are evaluating the impact of this ASU to the consolidated financial statements.

3. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of fixed maturity available-for-sale (“AFS”) securities (in millions) were as follows:

	As of September 30, 2025
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$75,526	$862	$7,988	$49	$68,351
U.S. government bonds	642	8	31	–	619
State and municipal bonds	2,605	21	391	–	2,235
Foreign government bonds	281	14	51	–	244
RMBS	2,246	39	161	6	2,118
CMBS	2,244	13	107	–	2,150
ABS	14,846	135	234	41	14,706
Hybrid and redeemable preferred securities	242	24	8	1	257
Total fixed maturity AFS securities	$98,632	$1,116	$8,971	$97	$90,680

	As of December 31, 2024
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$75,556	$563	$9,655	$14	$66,450
U.S. government bonds	429	3	41	–	391
State and municipal bonds	2,798	18	445	–	2,371
Foreign government bonds	282	11	56	–	237
RMBS	2,066	24	220	7	1,863
CMBS	1,817	4	156	–	1,665
ABS	14,226	99	421	24	13,880
Hybrid and redeemable preferred securities	241	25	11	1	254
Total fixed maturity AFS securities	$97,415	$747	$11,005	$46	$87,111

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of September 30, 2025, were as follows:

	Amortized Cost	Fair Value
Due in one year or less	$4,300	$4,265
Due after one year through five years	19,455	19,178
Due after five years through ten years	12,484	12,061
Due after ten years	43,057	36,202
Subtotal	79,296	71,706
Structured securities (RMBS, CMBS, ABS)	19,336	18,974
Total fixed maturity AFS securities	$98,632	$90,680

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of September 30, 2025
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$16,303	$3,308	$32,356	$4,680	$48,659	$7,988
U.S. government bonds	69	6	200	25	269	31
State and municipal bonds	689	176	970	215	1,659	391
Foreign government bonds	4	1	141	50	145	51
RMBS	405	40	851	121	1,256	161
CMBS	317	16	1,024	91	1,341	107
ABS	1,831	35	3,623	199	5,454	234
Hybrid and redeemable
preferred securities	16	2	63	6	79	8
Total fixed maturity AFS securities	$19,634	$3,584	$39,228	$5,387	$58,862	$8,971

Total number of fixed maturity AFS securities in an unrealized loss position						5,999

	As of December 31, 2024
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$24,657	$4,054	$29,786	$5,601	$54,443	$9,655
U.S. government bonds	86	3	224	38	310	41
State and municipal bonds	1,087	228	760	217	1,847	445
Foreign government bonds	32	5	118	51	150	56
RMBS	795	76	760	144	1,555	220
CMBS	579	50	777	106	1,356	156
ABS	2,907	118	3,827	303	6,734	421
Hybrid and redeemable
preferred securities	23	3	93	8	116	11
Total fixed maturity AFS securities	$30,166	$4,537	$36,345	$6,468	$66,511	$11,005

Total number of fixed maturity AFS securities in an unrealized loss position						6,985

(1) As of September 30, 2025, and December 31, 2024, we recognized $20 million and $23 million of gross unrealized losses, respectively, in other comprehensive income (loss) (“OCI”) for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of September 30, 2025
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$1,168	$518	185
Six months or greater, but less than nine months	465	161	133
Nine months or greater, but less than twelve months	750	220	192
Twelve months or greater	5,284	2,216	907
Total	$7,667	$3,115	1,417

	As of December 31, 2024
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$5,405	$1,621	799
Six months or greater, but less than nine months	371	198	216
Nine months or greater, but less than twelve months	71	28	37
Twelve months or greater	4,440	2,218	741
Total	$10,287	$4,065	1,793

(1) We may reflect a security in more than one aging category based on various purchase dates.

Our gross unrealized losses on fixed maturity AFS securities decreased by $2.0 billion for the nine months ended September 30, 2025. As discussed further below, we do not believe the unrealized loss position as of September 30, 2025, required an impairment recognized in earnings as: (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of September 30, 2025, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of September 30, 2025, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to rising interest rates and widening credit spreads since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of September 30, 2025, and December 31, 2024, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of September 30, 2025, and December 31, 2024, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.0 billion and $2.9 billion, respectively, and a fair value of $2.8 billion. Based upon the analysis discussed above, we believe that as of September 30, 2025, and December 31, 2024, we would have recovered the amortized cost of each corporate bond.

As of September 30, 2025, the unrealized losses associated with our mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”) were attributable primarily to rising interest rates and widening credit spreads since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of September 30, 2025, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

Credit Loss Impairment on Fixed Maturity AFS Securities

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require an allowance for credit losses. Changes in the allowance for credit losses on fixed maturity AFS securities (in millions), aggregated by investment category, were as follows:

	As of or For the Three Months Ended September 30, 2025
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-period	$36	$5	$43	$1	$85
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	14	–	–	–	14
Additions (reductions) for securities for which
credit losses were previously recognized	5	1	(1)	–	5
Reductions for disposed securities	–	–	(1)	–	(1)
Reductions for securities charged off	(6)	–	–	–	(6)
Balance as of end-of-period (2)	$49	$6	$41	$1	$97

	As of or For the Nine Months Ended September 30, 2025
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-year	$14	$7	$24	$1	$46
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	31	–	12	–	43
Additions (reductions) for securities for which
credit losses were previously recognized	17	(1)	7	–	23
Reductions for disposed securities	–	–	(1)	–	(1)
Reductions for securities charged-off	(13)	–	(1)	–	(14)
Balance as of end-of-period (2)	$49	$6	$41	$1	$97

	As of or For the Three Months Ended September 30, 2024
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-period	$13	$6	$19	$1	$39
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	6	–	1	–	7
Additions (reductions) for securities for which
credit losses were previously recognized	4	1	3	–	8
Reductions for disposed securities	(1)	–	–	–	(1)
Reductions for securities charged off	(5)	–	–	–	(5)
Balance as of end-of-period (2)	$17	$7	$23	$1	$48

	As of or For the Nine Months Ended September 30, 2024
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-year	$8	$6	$4	$1	$19
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	8	–	15	–	23
Additions (reductions) for securities for which
credit losses were previously recognized	12	1	4	–	17
Reductions for disposed securities	–	–	–	–	–
Reductions for securities charged-off	(11)	–	–	–	(11)
Balance as of end-of-period (2)	$17	$7	$23	$1	$48

(1) Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.
(2) As of September 30, 2025 and 2024, accrued investment income on fixed maturity AFS securities totaled $920 million and $927 million, respectively, and was excluded from the estimate of credit losses.

Losses from loan modifications were $3 million and less than $1 million for the three months ended September 30, 2025 and 2024, respectively, and $21 million and $3 million for the nine months ended September 30, 2025 and 2024, respectively, reported in realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of September 30, 2025			As of December 31, 2024
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$17,670	$4,387	$22,057	$17,567	$3,387	$20,954
30 to 59 days past due	–	69	69	6	71	77
60 to 89 days past due	–	44	44	–	33	33
90 or more days past due	36	125	161	35	90	125
Allowance for credit losses	(97)	(68)	(165)	(99)	(53)	(152)
Unamortized premium (discount)	(5)	103	98	(6)	83	77
Mark-to-market gains (losses) (1)	(34)	–	(34)	(31)	–	(31)
Total carrying value	$17,570	$4,660	$22,230	$17,472	$3,611	$21,083

(1) Represents the mark-to-market on certain mortgage loans on real estate that support our modified coinsurance agreements, where the investment results are passed directly to the reinsurers, and for which we have elected the fair value option. As of September 30, 2025, the amortized cost and fair value of such mortgage loans on real estate that were in nonaccrual status was $30 million and $20 million, respectively. As of December 31, 2024, the amortized cost and fair value of such mortgage loans on real estate that were in nonaccrual status was $30 million and $21 million, respectively. As of September 30, 2025 and December 31, 2024, there were no such mortgage loans on real estate that were more than 90 days past due and still accruing interest. For additional information, see “Fair Value Option” in Note 13.

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows, excluding certain mortgage loans on real estate that support our modified coinsurance agreements where the investment results are passed directly to the reinsurers:

	As of September 30, 2025	As of December 31, 2024
Commercial mortgage loans on real estate	$6	$4
Residential mortgage loans on real estate	128	92
Total	$134	$96

We use loan-to-value (“LTV”) and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate. The amortized cost of commercial mortgage loans on real estate (dollars in millions) by year of origination and credit quality indicator was as follows:

	As of September 30, 2025
	LTV Less Than 65%	Debt-Service Coverage Ratio	LTV 65% to 75%	Debt-Service Coverage Ratio	LTV Greater Than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2025	$916	1.59	$133	1.32	$10	1.20	$1,059
2024	1,544	1.68	71	1.43	1	2.01	1,616
2023	1,340	1.87	38	1.37	1	1.17	1,379
2022	1,712	2.21	79	1.59	5	1.81	1,796
2021	2,232	3.67	39	1.70	9	2.20	2,280
2020 and prior	9,495	2.55	48	1.54	28	1.95	9,571
Total	$17,239		$408		$54		$17,701

	As of December 31, 2024
	LTV Less Than 65%	Debt-Service Coverage Ratio	LTV 65% to 75%	Debt-Service Coverage Ratio	LTV Greater Than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2024	$1,548	1.73	$83	1.41	$–	–	$1,631
2023	1,348	1.78	44	1.36	–	–	1,392
2022	1,724	2.11	94	1.55	4	1.30	1,822
2021	2,267	3.50	47	1.52	–	–	2,314
2020	1,167	3.33	4	1.53	–	–	1,171
2019 and prior	9,138	2.38	126	1.58	8	1.30	9,272
Total	$17,192		$398		$12		$17,602

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate. The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of September 30, 2025
	Performing	Nonperforming	Total
Origination Year
2025	$1,156	$–	$1,156
2024	1,951	51	2,002
2023	455	20	475
2022	443	32	475
2021	392	14	406
2020 and prior	203	11	214
Total	$4,600	$128	$4,728

	As of December 31, 2024
	Performing	Nonperforming	Total
Origination Year
2024	$1,895	$14	$1,909
2023	557	16	573
2022	492	33	525
2021	427	11	438
2020	65	4	69
2019 and prior	136	14	150
Total	$3,572	$92	$3,664

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

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	As of or For the Three Months Ended September 30, 2025
	Commercial	Residential	Total
Balance as of beginning-of-period	$97	$65	$162
Additions (reductions) from provision for credit loss
expense (1)	3	3	6
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Reductions for mortgage loans on real estate charged off	(3)	–	(3)
Balance as of end-of-period (2)	$97	$68	$165

	As of or For the Nine Months Ended September 30, 2025
	Commercial	Residential	Total
Balance as of beginning-of-year	$99	$53	$152
Additions (reductions) from provision for credit loss
expense (1)	1	15	16
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Reductions for mortgage loans on real estate charged off	(3)	–	(3)
Balance as of end-of-period (2)	$97	$68	$165

	As of or For the Three Months Ended September 30, 2024
	Commercial	Residential	Total
Balance as of beginning-of-period	$93	$40	$133
Additions (reductions) from provision for credit loss
expense (1)	40	7	47
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Reductions for mortgage loans on real estate charged off	(10)	–	(10)
Balance as of end-of-period (2)	$123	$47	$170

	As of or For the Nine Months Ended September 30, 2024
	Commercial	Residential	Total
Balance as of beginning-of-year	$86	$28	$114
Additions (reductions) from provision for credit loss
expense (1)	47	19	66
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Reductions for mortgage loans on real estate charged off	(10)	–	(10)
Balance as of end-of-period (2)	$123	$47	$170

(1) We recognized $(1) million and less than $1 million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the three months ended September 30, 2025 and 2024, respectively, and less than $1 million and $1 million for the nine months ended September 30, 2025 and 2024, respectively.
(2) Accrued investment income on mortgage loans on real estate totaled $110 million and $89 million as of September 30, 2025 and 2024, respectively, and was excluded from the estimate of credit losses.

Alternative Investments

As of September 30, 2025, and December 31, 2024, alternative investments included investments in 381 and 371 different partnerships, respectively, and represented approximately 3% of total investments. These amounts do not include alternative investments that support funds withheld and modified coinsurance reinsurance agreements where the investment results are passed directly to the reinsurers.

Impairments on Fixed Maturity AFS Securities

Details underlying credit loss benefit (expense) incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Credit Loss Benefit (Expense)
Fixed maturity AFS securities:
Corporate bonds	$(19)	$(9)	$(48)	$(20)
RMBS	(1)	(1)	1	(1)
ABS	2	(4)	(18)	(19)
Total credit loss benefit (expense)	$(18)	$(14)	$(65)	$(40)

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on the Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of September 30, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Collateral payable for derivative investments (1)	$8,756	$8,756	$7,213	$7,213
Securities pledged under securities lending agreements (2)	172	165	157	151
Securities pledged under repurchase agreements (3)	210	224	–	–
Investments pledged for FHLB (4)	2,015	2,758	2,650	3,657
Total payables for collateral on investments	$11,153	$11,903	$10,020	$11,021

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
(3) Our pledged securities under repurchase agreements are included in fixed maturity AFS securities on the Consolidated Balance Sheets. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. This also includes payable from cash collateral received as a result of market value fluctuations on our pledged securities. The cash received in our repurchase program is typically invested in cash and invested cash or fixed maturity AFS securities.
(4) Our pledged investments for Federal Home Loan Bank (“FHLB”) are included in fixed maturity AFS securities and mortgage loans on real estate on the Consolidated Balance Sheets. The collateral requirements are generally 105% to 115% of the fair value for fixed maturity AFS securities and 155% to 175% of the fair value for mortgage loans on real estate. The cash received in these transactions is primarily invested in cash and invested cash or fixed maturity AFS securities.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Nine Months Ended September 30,
	2025	2024
Collateral payable for derivative investments	$1,543	$1,935
Securities pledged under securities
lending agreements	15	(20)
Securities pledged under repurchase agreements	210	–
Investments pledged for FHLB	(635)	550
Total increase (decrease) in payables for
collateral on investments	$1,133	$2,465

We have elected not to offset our repurchase agreements and securities lending transactions in the consolidated financial statements. The remaining contractual maturities of repurchase agreements and securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of September 30, 2025
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Repurchase Agreements
Corporate bonds	$–	$–	$207	$–	$207
Securities Lending
Corporate bonds	$161	$–	$–	$–	$161
Foreign government bonds	8	–	–	–	8
Equity securities	3	–	–	–	3
Total gross secured borrowings	$172	$–	$207	$–	$379

	As of December 31, 2024
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$144	$–	$–	$–	$144
U.S. government bonds	1	–	–	–	1
Equity securities	12	–	–	–	12
Total gross secured borrowings	$157	$–	$–	$–	$157

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the consolidated financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of September 30, 2025, we had not received any collateral and, therefore, had not sold or repledged any collateral under these agreements.

We also accept collateral from derivative counterparties in the form of securities that we are permitted to sell or re-pledge. As of September 30, 2025, the fair value of this collateral received that we are permitted to sell or re-pledge was $1.6 billion, and we had re-pledged $593 million of this collateral to cover our collateral requirements.

Assets Pledged as Collateral

We pledge assets as collateral in connection with derivative, securities lending and repurchase agreements, our funding agreement-backed repurchase agreement (“FABR”) program, membership obligations with the FHLB and regulatory deposits. See “Payables for Collateral on Investments” above and “Funding Agreements – FABR Program” in Note 10 for additional information. Assets pledged as collateral at carrying value as reported on the Consolidated Balance Sheets were as follows:

	As of September 30, 2025	As of December 31, 2024
Fixed maturity AFS securities	$2,299	$1,737
Trading securities	24	24
Equity securities	3	12
Mortgage loans on real estate	2,486	3,530
Other investments	71	68
Cash and invested cash	54	111
Total assets pledged as collateral	$4,937	$5,482

Investment Commitments

As of September 30, 2025, our investment commitments were $5.9 billion, which included $3.6 billion of limited partnerships (“LPs”), $1.4 billion of mortgage loans on real estate, $600 million of asset-backed variable interest entities and $353 million of private placement securities.

Concentrations of Financial Instruments

As of September 30, 2025, and December 31, 2024, our most significant investments in one issuer were our investments in securities issued by the Federal National Mortgage Association with a fair value of $966 million and $851 million, respectively, or 1% of total investments, and our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $668 million and $566 million, respectively, or less than 1% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

As of September 30, 2025, and December 31, 2024, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $13.8 billion and $13.4 billion, respectively, or 10% of total investments, and our investments in securities in the consumer non-cyclical industry with a fair value of $13.1 billion and $12.9 billion, respectively, or 10% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

4. Variable Interest Entities

Consolidated VIEs

Asset information (dollars in millions) for the consolidated variable interest entities (“VIEs”) included on the Consolidated Balance Sheets was as follows:

	As of September 30, 2025			As of December 31, 2024
	Number of Instruments	Notional Amounts	Carrying Value	Number of Instruments	Notional Amounts	Carrying Value
Assets
Total return swap	1	$496	$–	1	$522	$–

There were no gains or losses for consolidated VIEs recognized on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024.

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

Limited Partnerships and Limited Liability Companies

We invest in certain LPs and limited liability companies (“LLCs”) that we have concluded are VIEs. Our exposure to loss is limited to the capital we invest in the LPs and LLCs. We do not hold any substantive kick-out or participation rights in the LPs and LLCs, and we do not receive any performance fees or decision maker fees from the LPs and LLCs. Based on our analysis of the LPs and LLCs, we are not the primary beneficiary of the VIEs as we do not have the power to direct the most significant activities of the LPs and LLCs. The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on the Consolidated Balance Sheets and were $5.7 billion and $5.3 billion as of September 30, 2025, and December 31, 2024, respectively.

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

Primary Risks Managed by Derivatives

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of September 30, 2025			As of December 31, 2024
	Notional Amounts	Fair Value		Notional Amounts	Fair Value
		Asset	Liability		Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1,075	$20	$3	$1,230	$156	$16
Foreign currency contracts (1)	4,919	404	134	4,738	556	44
Total cash flow hedges	5,994	424	137	5,968	712	60
Fair value hedges:
Interest rate contracts (1)	1,195	1	31	1,066	10	16
Foreign currency contracts (1)	25	–	2	25	1	–
Total fair value hedges	1,220	1	33	1,091	11	16
Non-Qualifying Hedges
Interest rate contracts (1)	84,378	80	361	75,445	63	439
Foreign currency contracts (1)	337	16	5	348	30	2
Equity market contracts (1)	277,748	16,790	6,489	191,666	13,072	3,879
Credit contracts (1)	1	–	–	57	–	–
Embedded derivatives:
Reinsurance-related (2)	–	–	354	–	–	30
RILA, fixed indexed annuity and IUL
contracts (3)	–	1,333	14,918	–	1,115	12,449
Total derivative instruments	$369,678	$18,644	$22,297	$274,575	$15,003	$16,875

(1) These asset and liability balances are presented on a gross basis. Amounts are reported in derivative investments and other liabilities on the Consolidated Balance Sheets after the evaluation for right of offset subject to master netting agreements.
(2) Reported in funds withheld reinsurance liabilities on the Consolidated Balance Sheets.
(3) Reported in policyholder account balances and deposit assets on the Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of September 30, 2025
	Less Than 1 Year	1 - 5 Years	6 - 10 Years	11 - 30 Years	Over 30 Years	Total
Interest rate contracts (1)	$17,128	$18,734	$23,297	$27,489	$–	$86,648
Foreign currency contracts (2)	283	1,326	1,778	1,852	42	5,281
Equity market contracts	225,171	39,756	10,793	7	2,021	277,748
Credit contracts	–	1	–	–	–	1
Total derivative instruments with
notional amounts	$242,582	$59,817	$35,868	$29,348	$2,063	$369,678

(1) As of September 30, 2025, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was January 28, 2030.
(2) As of September 30, 2025, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 16, 2061.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	Amortized Cost of the Hedged Assets (Liabilities)		Cumulative Fair Value Hedging Adjustment Included in the Amortized Cost of the Hedged Assets (Liabilities)
	As of September 30, 2025	As of December 31, 2024	As of September 30, 2025	As of December 31, 2024
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value	$634	$484	$27	$7
Long-term debt (1)	(697)	(676)	178	199

(1) Includes $(297) million and $(310) million of unamortized adjustments from discontinued hedges as of September 30, 2025, and December 31, 2024, respectively.

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Nine Months Ended September 30,
	2025	2024
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$638	$375
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate contracts	43	138
Foreign currency contracts	234	167
Change in foreign currency exchange rate adjustment	(433)	(121)
Income tax benefit (expense)	33	(39)
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	–	(2)
Interest rate contracts (2)	10	20
Foreign currency contracts (1)	42	41
Foreign currency contracts (3)	2	1
Income tax benefit (expense)	(11)	(13)
Balance as of end-of-period	$472	$473

(1) The OCI offset is reported within net investment income on the Consolidated Statements of Comprehensive Income (Loss).
(2) The OCI offset is reported within interest and debt expense on the Consolidated Statements of Comprehensive Income (Loss).
(3) The OCI offset is reported within realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income For the Three Months Ended September 30,
	2025			2024
	Realized Gain (Loss)	Net Investment Income	Interest and Debt Expense	Realized Gain (Loss)	Net Investment Income	Interest and Debt Expense
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$(216)	$1,544	$79	$(431)	$1,416	$86

Qualifying Hedges
Gain or (loss) on fair value hedging
relationships:
Interest rate contracts:
Hedged items	–	2	(4)	–	27	(34)
Derivatives designated as hedging
instruments	–	(2)	4	–	(27)	34
Foreign currency contracts:
Hedged items	–	–	–	–	1	–
Derivatives designated as hedging
instruments	–	–	–	–	(1)	–
Gain or (loss) on cash flow hedging
relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified
from AOCI into income	–	(1)	2	–	(1)	5
Foreign currency contracts:
Amount of gain or (loss) reclassified
from AOCI into income	(1)	15	–	2	12	–

Non-Qualifying Hedges
Interest rate contracts	(12)	–	–	370	–	–
Foreign currency contracts	–	–	–	(1)	–	–
Equity market contracts	2,574	–	–	1,108	–	–
Embedded derivatives:
Reinsurance-related	(213)	–	–	(513)	–	–
RILA, fixed indexed annuity and IUL
contracts	(1,628)	–	–	(707)	–	–

	Gain (Loss) Recognized in Income For the Nine Months Ended September 30,
	2025			2024
	Realized Gain (Loss)	Net Investment Income	Interest and Debt Expense	Realized Gain (Loss)	Net Investment Income	Interest and Debt Expense
Total Line Items in which the
Effects of Fair Value or Cash
Flow Hedges are Recorded	$(847)	$4,478	$146	$(201)	$4,104	$253

Qualifying Hedges
Gain or (loss) on fair value hedging
relationships:
Interest rate contracts:
Hedged items	–	16	(21)	–	3	(11)
Derivatives designated as hedging
instruments	–	(16)	21	–	(3)	11
Foreign currency contracts:
Hedged items	–	3	–	–	–	–
Derivatives designated as hedging
instruments	–	(3)	–	–	–	–
Gain or (loss) on cash flow hedging
relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified
from AOCI into income	–	–	10	–	(2)	20
Foreign currency contracts:
Amount of gain or (loss) reclassified
from AOCI into income	2	42	–	1	41	–

Non-Qualifying Hedges
Interest rate contracts	86	–	–	93	–	–
Foreign currency contracts	(5)	–	–	(1)	–	–
Equity market contracts	2,504	–	–	4,060	–	–
Credit contracts	2	–	–	–	–	–
Embedded derivatives:
Reinsurance-related	(324)	–	–	(116)	–	–
RILA, fixed indexed annuity and IUL
contracts	(2,048)	–	–	(2,677)	–	–

As of September 30, 2025, $62 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. This reclassification would be due primarily to interest rate variances related to our interest rate swap agreements.

For the nine months ended September 30, 2025 and 2024, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Information related to our CDSs for which we are the seller (dollars in millions) was as follows:

	As of September 30, 2025
	Maturity	Reason for Entering	Name of Recourse	Credit Rating of Underlying Obligation (1)	Number of Instruments	Fair Value (2)	Maximum Potential Payout
Credit Contract Type
Basket CDSs	6/20/2030	(3)	(4)	BBB+	1	$–	$1

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

Details underlying the associated collateral of our CDSs for which we are the seller if credit risk-related contingent features were triggered (in millions) were as follows:

	As of September 30, 2025	As of December 31, 2024
Maximum potential payout	$1	$–
Less: Counterparty thresholds	–	–
Maximum collateral potentially required to post	$1	$–

Certain of our CDS agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding. If these netting agreements were not in place, our counterparties would have been required to post less than $1 million of collateral as of September 30, 2025.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk. The non-performance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of September 30, 2025, the non-performance risk adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under nearly all of our ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of September 30, 2025, or December 31, 2024.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of September 30, 2025		As of December 31, 2024
	Collateral Posted by Counterparty	Collateral Posted to Counterparty	Collateral Posted by Counterparty	Collateral Posted to Counterparty
S&P Credit Rating of Counterparty
AA-	$3,379	$(5)	$4,043	$(21)
A+	4,606	(48)	2,460	(89)
A	70	–	47	–
A-	672	–	632	–
Total cash collateral	$8,727	$(53)	$7,182	$(110)

Balance Sheet Offsetting

Information related to the effects of offsetting on the Consolidated Balance Sheets (in millions) was as follows:

	As of September 30, 2025
	Derivative Instruments	Embedded Derivative Instruments	Total
Financial Assets
Gross amount of recognized assets	$17,243	$1,333	$18,576
Gross amounts offset	(6,816)	–	(6,816)
Net amount of assets	10,427	1,333	11,760
Gross amounts not offset:
Cash collateral	(8,727)	–	(8,727)
Non-cash collateral (1)	(1,700)	–	(1,700)
Net amount	$–	$1,333	$1,333

Financial Liabilities
Gross amount of recognized liabilities	$232	$15,272	$15,504
Gross amounts offset	(91)	–	(91)
Net amount of liabilities	141	15,272	15,413
Gross amounts not offset:
Cash collateral	(53)	–	(53)
Non-cash collateral	(35)	–	(35)
Net amount	$53	$15,272	$15,325

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

6. DAC, VOBA, DSI and DFEL

The following table reconciles deferred acquisition costs (“DAC”), value of business acquired (“VOBA”) and deferred sales inducements (“DSI”) (in millions) to the Consolidated Balance Sheets:

	As of September 30,	As of December 31,
	2025	2024
DAC, VOBA and DSI
Variable Annuities	$4,054	$3,964
Fixed Annuities	434	423
Traditional Life	1,323	1,370
UL and Other	6,372	6,318
Group Protection	191	178
Retirement Plan Services	300	284
Other Operations	7	–
Total DAC, VOBA and DSI	$12,681	$12,537

The following table reconciles deferred front-end loads (“DFEL”) (in millions) to the Consolidated Balance Sheets:

	As of September 30,	As of December 31,
	2025	2024
DFEL
Variable Annuities	$266	$273
UL and Other	7,027	6,406
Other Operations (1)	56	51
Total DFEL	$7,349	$6,730

(1) Represents DFEL reported in Other Operations attributable to the indemnity reinsurance agreement with Protective that is excluded from the following tables. We reported $56 million and $51 million of ceded DFEL in reinsurance recoverables on the Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024, respectively.

The following tables summarize the changes in DAC (in millions):

	As of or For the Nine Months Ended September 30, 2025
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$3,851	$394	$1,335	$5,916	$178	$242
Deferrals	404	60	66	321	103	14
Amortization	(307)	(47)	(107)	(238)	(90)	(14)
Balance as of end-of-period	$3,948	$407	$1,294	$5,999	$191	$242

	As of or For the Nine Months Ended September 30, 2024
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$3,751	$421	$1,376	$5,791	$154	$239
Deferrals	307	35	85	320	100	15
Amortization	(262)	(55)	(111)	(231)	(81)	(14)
Balance as of end-of-period	$3,796	$401	$1,350	$5,880	$173	$240

DAC amortization expense of $277 million and $803 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025, respectively, and $253 million and $754 million, respectively, was recorded for the corresponding periods in 2024.

The following tables summarize the changes in VOBA (in millions):

	As of or For the Nine Months Ended September 30, 2025
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$13	$35	$375
Amortization	(1)	(6)	(28)
Balance as of end-of-period	$12	$29	$347

	As of or For the Nine Months Ended September 30, 2024
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$15	$42	$413
Deferrals	–	–	1
Amortization	(2)	(6)	(29)
Balance as of end-of-period	$13	$36	$385

VOBA amortization expense of $12 million and $35 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025, respectively, and $12 million and $37 million, respectively, was recorded for the corresponding periods in 2024. No additions or write-offs were recorded for each respective period.

The following tables summarize the changes in DSI (in millions):

	As of or For the Nine Months Ended September 30, 2025
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$113	$16	$27	$42
Deferrals	1	–	–	17
Amortization	(8)	(1)	(1)	(1)
Balance as of end-of-period	$106	$15	$26	$58

	As of or For the Nine Months Ended September 30, 2024
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$122	$19	$28	$26
Deferrals	1	–	1	17
Amortization	(8)	(2)	(2)	(1)
Balance as of end-of-period	$115	$17	$27	$42

DSI amortization expense of $4 million and $11 million was recorded in interest credited on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025, respectively, and $4 million and $13 million, respectively, was recorded for the corresponding periods in 2024.

The following tables summarize the changes in DFEL (in millions):

	As of or For the Nine Months Ended September 30, 2025		As of or For the Nine Months Ended September 30, 2024
	Variable Annuities	UL and Other	Variable Annuities	UL and Other
Balance as of beginning-of-year	$273	$6,406	$278	$5,579
Deferrals	11	890	14	826
Amortization	(18)	(269)	(18)	(212)
Balance as of end-of-period	266	7,027	274	6,193
Less: Ceded DFEL	–	229	–	257
Balance as of end-of-period, net of reinsurance	$266	$6,798	$274	$5,936

DFEL amortization of $92 million and $287 million was recorded in fee income on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025, respectively, and $79 million and $230 million, respectively, was recorded for the corresponding periods in 2024.

7. Reinsurance

Fortitude Re

Effective October 1, 2023, we entered into two reinsurance agreements with Fortitude Reinsurance Company Ltd. (“Fortitude Re”), an authorized Bermuda reinsurer with reciprocal jurisdiction reinsurer status in Indiana, to reinsure certain blocks of in-force UL with secondary guarantees (“ULSG”), MoneyGuard® and fixed annuity products, including group pension annuities. Fortitude Re represents our largest reinsurance exposure as of September 30, 2025, and December 31, 2024.

The first agreement was structured as a coinsurance treaty between us and Fortitude Re for the ULSG and fixed annuities blocks. As significant insurance risk was transferred for ULSG products and life-contingent annuities, amounts recoverable from Fortitude Re were $10.6 billion as of September 30, 2025, and December 31, 2024. We reported a deferred loss on the transaction of $2.5 billion and $2.6 billion as of September 30, 2025, and December 31, 2024, respectively. We amortized $23 million and $69 million of the deferred loss during the three and nine months ended September 30, 2025, respectively, and $23 million and $67 million for the three and nine months ended September 30, 2024, respectively. Annuities that are not life-contingent do not contain significant insurance risk; therefore, we reported deposit assets for these contracts of $2.5 billion and $3.0 billion as of September 30, 2025, and December 31, 2024, respectively.

The second agreement was structured as coinsurance with funds withheld for the MoneyGuard block; however, as we retained significant insurance risk under the agreement, we reported deposit assets of $8.4 billion and $8.1 billion as of September 30, 2025, and December 31, 2024, respectively. In this coinsurance with funds withheld reinsurance agreement, we as the ceding company withhold, and therefore retain, the assets backing the deposit assets. We held investments with a carrying value of $9.1 billion and $9.3 billion in support of reserves associated with the Fortitude Re transaction in a funds withheld arrangement as of September 30, 2025, and December 31, 2024, respectively, which consisted of the following (in millions):

	As of September 30,	As of December 31,
	2025	2024
Fixed maturity AFS securities	$7,607	$7,764
Derivative investments	25	30
Other investments	1,392	1,419
Cash and invested cash	10	28
Accrued investment income	91	96
Other assets	1	–
Total	$9,126	$9,337

8. MRBs

The following table reconciles market risk benefits (“MRBs”) (in millions) to MRB assets and MRB liabilities on the Consolidated Balance Sheets:

	As of September 30, 2025			As of December 31, 2024
	Assets	Liabilities	Net (Assets) Liabilities	Assets	Liabilities	Net (Assets) Liabilities

Variable Annuities	$4,595	$1,013	$(3,582)	$4,737	$933	$(3,804)
Fixed Annuities	53	174	121	78	110	32
Retirement Plan Services	46	3	(43)	45	3	(42)
Total MRBs	$4,694	$1,190	$(3,504)	$4,860	$1,046	$(3,814)

The following table summarizes the balances of and changes in net MRB (assets) liabilities (in millions):

	As of or For the Nine Months Ended September 30, 2025			As of or For the Nine Months Ended September 30, 2024
	Variable Annuities	Fixed Annuities	Retirement Plan Services	Variable Annuities	Fixed Annuities	Retirement Plan Services

Balance as of beginning-of-year	$(3,804)	$32	$(42)	$(2,180)	$32	$(30)
Less: Effect of cumulative changes in
non-performance risk	(153)	(33)	–	(1,299)	(58)	(4)
Balance as of beginning-of-year, before the effect
of changes in non-performance risk	(3,651)	65	(42)	(881)	90	(26)
Issuances	12	–	–	6	–	–
Attributed fees collected	1,105	23	5	1,143	24	4
Benefit payments	(20)	–	–	(29)	–	–
Effect of changes in interest rates	75	38	(3)	(101)	8	(6)
Effect of changes in equity markets	(1,667)	(6)	(6)	(2,347)	(16)	(8)
Effect of changes in equity index volatility	36	7	–	(65)	(4)	–
In-force updates and other changes in MRBs (1)	367	19	3	69	3	6
Effect of assumption review:
Effect of changes in future expected
policyholder behavior	37	15	(1)	7	11	–
Effect of changes in other future expected
assumptions (2)	10	–	1	(199)	18	(6)
Balance as of end-of-period, before the effect of
changes in non-performance risk	(3,696)	161	(43)	(2,397)	134	(36)
Effect of cumulative changes in
non-performance risk	114	(40)	–	(930)	(60)	(4)
Balance as of end-of-period	(3,582)	121	(43)	(3,327)	74	(40)
Less: Ceded MRB assets (liabilities)	(347)	–	–	(340)	–	–
Balance as of end-of-period, net of reinsurance	$(3,235)	$121	$(43)	$(2,987)	$74	$(40)

Weighted-average age of policyholders (years)	73	70	63	72	69	63
Net amount at risk (3)	$1,442	$288	$2	$1,544	$231	$3

(1)     Consists primarily of changes in MRB assets and liabilities due to the impact of changes in actual to expected policyholder behavior and aggregation impacts related to fund performance and other assumptions.
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

Effect of Annual Assumption Review

For the nine months ended September 30, 2025, Variable Annuities had an unfavorable impact to net income (loss) attributable to the annual assumption review driven by updates to policyholder behavior and capital market assumptions and other items, partially offset by model enhancements and updates to separate account fee assumptions. For the nine months ended September 30, 2025, Fixed Annuities and Retirement Plan Services did not have any significant assumption updates.

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

9. Separate Accounts

The following table presents the fair value of separate account assets (in millions) reported on the Consolidated Balance Sheets by major investment category:

	As of September 30,	As of December 31,
	2025	2024
Mutual funds and collective investment trusts:
Equity funds:
Domestic	$84,324	$77,740
International	17,986	16,282
Other equity funds	1,498	1,403
Balanced funds	46,769	45,683
Bond funds	24,046	23,399
Money market funds	2,053	1,931
Other funds	1,474	1,321
Exchange-traded funds	330	336
Fixed maturity AFS securities	168	161
Cash and invested cash	6	12
Other investments	1,206	170
Total separate account assets	$179,860	$168,438

The following table reconciles separate account liabilities (in millions) to the Consolidated Balance Sheets:

	As of September 30,	As of December 31,
	2025	2024
Variable Annuities	$123,428	$117,998
UL and Other	33,252	28,841
Retirement Plan Services	23,119	21,541
Other Operations (1)	61	58
Total separate account liabilities	$179,860	$168,438

(1) Represents separate account liabilities reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($52 million and $49 million as of September 30, 2025, and December 31, 2024, respectively) that are excluded from the following tables.

The following table summarizes the balances of and changes in separate account liabilities (in millions):

	As of or For the Nine Months Ended September 30, 2025			As of or For the Nine Months Ended September 30, 2024
	Variable Annuities	UL and Other	Retirement Plan Services	Variable Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$117,998	$28,841	$21,541	$113,356	$25,150	$19,699
Gross deposits	4,392	2,183	1,755	3,002	1,058	1,751
Withdrawals	(11,949)	(712)	(2,730)	(10,190)	(347)	(2,382)
Policyholder assessments	(1,972)	(745)	(138)	(1,970)	(742)	(134)
Change in market performance	13,445	3,819	2,751	15,664	3,945	3,065
Net transfers from (to) general account	1,514	(134)	(60)	608	(143)	34
Balance as of end-of-period	$123,428	$33,252	$23,119	$120,470	$28,921	$22,033

Cash surrender value	$122,028	$30,837	$23,105	$119,106	$26,498	$22,018

10. Policyholder Account Balances

The following table reconciles policyholder account balances (in millions) to the Consolidated Balance Sheets:

	As of September 30,	As of December 31,
	2025	2024
Variable Annuities	$39,165	$35,267
Fixed Annuities	27,874	25,963
UL and Other	36,008	36,599
Retirement Plan Services	23,852	23,619
Other (1)	6,324	4,749
Total policyholder account balances	$133,223	$126,197

(1) Represents policyholder account balances reported primarily in Other Operations attributable to the indemnity reinsurance agreements with Protective ($4.1 billion and $4.4 billion as of September 30, 2025, and December 31, 2024, respectively) and funding agreements ($1.9 billion and none as of September 30, 2025, and December 31, 2024, respectively).

The following table summarizes the balances and changes in policyholder account balances (in millions):

	As of or For the Nine Months Ended September 30, 2025
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$35,267	$25,963	$36,599	$23,619
Gross deposits	4,431	3,470	2,564	3,011
Withdrawals	(1,917)	(2,408)	(1,174)	(3,720)
Policyholder assessments	(2)	(44)	(3,320)	(13)
Net transfers from (to) separate account	(1,050)	–	134	426
Interest credited	615	675	1,083	529
Change in fair value of embedded derivative
instruments and other	1,821	218	122	–
Balance as of end-of-period	$39,165	$27,874	$36,008	$23,852

Weighted-average crediting rate	2.3%	3.4%	4.0%	3.0%
Net amount at risk (1)(2)	$1,442	$288	$292,154	$2
Cash surrender value	37,857	26,625	32,341	23,815

	As of or For the Nine Months Ended September 30, 2024
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$29,141	$25,355	$37,180	$23,784
Gross deposits	3,391	3,663	2,641	2,580
Withdrawals	(726)	(3,724)	(1,122)	(3,370)
Policyholder assessments	(1)	(45)	(3,383)	(10)
Net transfers from (to) separate account	(241)	–	143	230
Interest credited	506	593	1,109	513
Change in fair value of embedded derivative
instruments and other	2,274	517	124	–
Balance as of end-of-period	$34,344	$26,359	$36,692	$23,727

Weighted-average crediting rate	2.1%	3.1%	4.0%	2.9%
Net amount at risk (1)(2)	$1,544	$231	$298,334	$3
Cash surrender value	33,107	25,236	32,982	23,697

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

The following table presents policyholder account balances (in millions) by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between the interest being credited to policyholders and the respective guaranteed contract minimums:

	As of September 30, 2025
	At Guaranteed Minimum	1-50 Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$–	$–	$–	$–	$–	$–
1.01% - 2.00%	3	–	–	–	7	10
2.01% - 3.00%	472	–	–	–	–	472
3.01% - 4.00%	1,144	–	–	–	–	1,144
4.01% and above	7	–	–	–	–	7
Other (1)	–	–	–	–	–	37,532
Total	$1,626	$–	$–	$–	$7	$39,165

Fixed Annuities
Up to 1.00%	$97	$853	$397	$168	$2,227	$3,742
1.01% - 2.00%	206	202	114	106	7,555	8,183
2.01% - 3.00%	1,304	131	1	2	53	1,491
3.01% - 4.00%	849	–	–	–	–	849
4.01% and above	160	–	–	–	–	160
Other (1)	–	–	–	–	–	13,449
Total	$2,616	$1,186	$512	$276	$9,835	$27,874

UL and Other
Up to 1.00%	$272	$–	$229	$76	$586	$1,163
1.01% - 2.00%	529	–	6	–	2,798	3,333
2.01% - 3.00%	6,503	8	145	–	–	6,656
3.01% - 4.00%	14,406	–	1	–	–	14,407
4.01% and above	3,447	–	–	–	–	3,447
Other (1)	–	–	–	–	–	7,002
Total	$25,157	$8	$381	$76	$3,384	$36,008

Retirement Plan Services
Up to 1.00%	$613	$409	$626	$3,365	$6,657	$11,670
1.01% - 2.00%	480	960	1,847	507	525	4,319
2.01% - 3.00%	1,707	527	1	3	–	2,238
3.01% - 4.00%	3,961	100	7	11	–	4,079
4.01% and above	1,546	–	–	–	–	1,546
Total	$8,307	$1,996	$2,481	$3,886	$7,182	$23,852

	As of September 30, 2024
	At Guaranteed Minimum	1-50 Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$–	$–	$–	$–	$–	$–
1.01% - 2.00%	3	–	–	–	7	10
2.01% - 3.00%	523	–	–	–	–	523
3.01% - 4.00%	1,257	–	–	–	–	1,257
4.01% and above	8	–	–	–	–	8
Other (1)	–	–	–	–	–	32,546
Total	$1,791	$–	$–	$–	$7	$34,344

Fixed Annuities
Up to 1.00%	$436	$730	$620	$373	$2,381	$4,540
1.01% - 2.00%	253	145	200	239	4,685	5,522
2.01% - 3.00%	1,649	38	6	2	33	1,728
3.01% - 4.00%	1,312	–	–	–	–	1,312
4.01% and above	170	–	–	–	–	170
Other (1)	–	–	–	–	–	13,087
Total	$3,820	$913	$826	$614	$7,099	$26,359

UL and Other
Up to 1.00%	$261	$–	$222	$121	$52	$656
1.01% - 2.00%	553	–	–	–	3,161	3,714
2.01% - 3.00%	6,651	10	151	–	–	6,812
3.01% - 4.00%	15,426	–	1	–	–	15,427
4.01% and above	3,582	–	–	–	–	3,582
Other (1)	–	–	–	–	–	6,501
Total	$26,473	$10	$374	$121	$3,213	$36,692

Retirement Plan Services
Up to 1.00%	$515	$287	$731	$3,417	$5,277	$10,227
1.01% - 2.00%	470	1,028	1,947	990	503	4,938
2.01% - 3.00%	2,253	112	1	1	–	2,367
3.01% - 4.00%	4,493	85	6	8	–	4,592
4.01% and above	1,603	–	–	–	–	1,603
Total	$9,334	$1,512	$2,685	$4,416	$5,780	$23,727

(1) Consists of indexed account balances that include the fair value of embedded derivative instruments, non-life contingent payout annuity account balances, short-term dollar cost averaging annuities business and policy loans.

Funding Agreements

Funding agreements, which are discussed below, are reported in policyholder account balances on the Consolidated Balance Sheets, and the associated interest is reported within interest credited on the Consolidated Statements of Comprehensive Income (Loss).

Funding Agreement-Backed Notes Program

The Lincoln National Life Insurance Company (“LNL”) established a $5.0 billion funding agreement-backed notes (“FABN”) program in 2024 pursuant to which LNL may issue unsecured funding agreements to an unaffiliated and unconsolidated special purpose statutory trust (the “Trust”) that will then issue medium-term notes for which payment of interest and principal is secured by such funding agreement. We had funding agreements issued under the program totaling $1.5 billion as of September 30, 2025, compared to none as of December 31, 2024.

FABR Program

During the third quarter of 2025, LNL issued a $400 million secured funding agreement under our FABR program that is secured by a portfolio of assets pledged to the special-purpose entity. Our FABR program involves an unaffiliated and unconsolidated special-purpose entity that enters into a repurchase agreement with a third party, the proceeds of which are used by a special-purpose entity to purchase funding agreements from LNL. See “Assets Pledged as Collateral” in Note 3 for information on pledged assets.

11. Future Contract Benefits

The following table reconciles future contract benefits (in millions) to the Consolidated Balance Sheets:

	As of September 30,	As of December 31,
	2025	2024
Payout Annuities (1)	$2,052	$2,009
Traditional Life (1)	3,742	3,774
Group Protection (2)	5,794	5,628
UL and Other (3)	17,637	16,062
Other Operations (4)	9,268	9,070
Other (5)	3,359	3,264
Total future contract benefits	$41,852	$39,807

(1) See “Liability for Future Policy Benefits” below for further information.
(2) See “Liability for Future Claims” below for further information.
(3) See “Additional Liabilities for Other Insurance Benefits” below for further information.
(4) Represents future contract benefits reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($5.4 billion as of September 30, 2025, and December 31, 2024) and Swiss Re ($2.0 billion and $1.8 billion as of September 30, 2025, and December 31, 2024, respectively) that are excluded from the following tables.
(5) Represents other miscellaneous reserves that are not representative of long-duration contracts, primarily related to participating traditional life insurance contracts and incurred but not reported and in course of settlement life insurance liabilities, and are excluded from the following tables.

Liability for Future Policy Benefits

The liability for future policy benefits represents reserves associated with our limited payment life-contingent annuities and non-participating traditional life insurance contracts (i.e., term insurance). The reserve is the net of present value of expected future policy benefits less present value of expected net premiums as summarized in the following table (in millions, except years):

	As of or For the Nine Months Ended September 30, 2025		As of or For the Nine Months Ended September 30, 2024
	Payout Annuities	Traditional Life	Payout Annuities	Traditional Life

Present Value of Expected Net Premiums
Balance as of beginning-of-year	$–	$5,873	$–	$6,200
Less: Effect of cumulative changes in discount
rate assumptions	–	(275)	–	(148)
Beginning balance at original discount rate	–	6,148	–	6,348
Effect of changes in cash flow assumptions (1)	–	(405)	–	28
Effect of actual variances from expected experience (2)	–	(53)	–	(59)
Adjusted balance as of beginning-of-year	–	5,690	–	6,317
Issuances	–	213	–	289
Interest accrual	–	181	–	188
Net premiums collected	–	(564)	–	(596)
Flooring impact of LFPB	–	(8)	–	1
Ending balance at original discount rate	–	5,512	–	6,199
Effect of cumulative changes in discount
rate assumptions	–	(81)	–	(19)
Balance as of end-of-period	$–	$5,431	$–	$6,180

Present Value of Expected Future Policy Benefits
Balance as of beginning-of-year	$2,009	$9,647	$2,085	$10,041
Less: Effect of cumulative changes in discount
rate assumptions	(251)	(438)	(187)	(189)
Beginning balance at original discount rate (3)	2,260	10,085	2,272	10,230
Effect of changes in cash flow assumptions (1)	(8)	(573)	–	(68)
Effect of actual variances from expected experience (2)	(11)	(48)	3	(70)
Adjusted balance as of beginning-of-year	2,241	9,464	2,275	10,092
Issuances	72	213	78	289
Interest accrual	66	292	65	299
Benefit payments	(150)	(677)	(152)	(576)
Ending balance at original discount rate (3)	2,229	9,292	2,266	10,104
Effect of cumulative changes in discount
rate assumptions	(177)	(119)	(147)	14
Balance as of end-of-period	$2,052	$9,173	$2,119	$10,118

Net balance as of end-of-period	$2,052	$3,742	$2,119	$3,938
Less: Reinsurance recoverables	1,461	290	1,578	388
Net balance as of end-of-period, net of reinsurance	$591	$3,452	$541	$3,550

Weighted-average duration of future policyholder
benefit liability (years)	8	8	9	9

(1) The cash flow assumption impact to the liability is calculated as the present value of expected future policy benefits less the present value of expected net premiums. For the nine months ended September 30, 2025 and 2024, the net effect of changes in cash flow assumptions gross of reinsurance reduced the liability by $167 million and $96 million, respectively, primarily associated with favorable updates to mortality assumptions. See “Effect of Annual Assumption Review” below for more information.
(2) For the nine months ended September 30, 2025, the Traditional Life actual to expected reserve impact on expected net premiums was attributable primarily to policyholder behavior and mortality, which unfavorably impacted the liability by $38 million and $15 million, respectively; and the actual to expected reserve impact on expected future policy benefits was attributable primarily to policyholder behavior, which favorably impacted the liability by $51 million, which was partially offset by $3 million related to mortality. For the nine months ended September 30, 2024, the Traditional Life actual to expected reserve impact on expected net premiums was attributable primarily to mortality and policyholder behavior, which unfavorably impacted the liability by $49 million and $10 million, respectively; and the actual to expected reserve impact on expected future policy benefits was attributable primarily to mortality, which favorably impacted the liability by $74 million, which was partially offset by $4 million primarily related to policyholder behavior. For the nine months ended September 30, 2025 and 2024, Payout Annuities did not have any significantly different actual experience compared to expected.
(3) Includes deferred profit liability within Payout Annuities of $88 million and $60 million as of September 30, 2025 and 2024, respectively.

Effect of Annual Assumption Review

For the nine months ended September 30, 2025, Payout Annuities did not have a significant cash flow assumption impact to net income (loss) attributable to the annual assumption review, and Traditional Life had a favorable cash flow assumption impact from updates to mortality and policyholder behavior assumptions.

For the nine months ended September 30, 2024, Payout Annuities did not have a significant cash flow assumption impact to net income (loss) attributable to the annual assumption review, and Traditional Life had a favorable cash flow assumption impact from updates to mortality assumptions, partially offset by an unfavorable impact from updates to policyholder behavior assumptions.

The following table summarizes the discounted and undiscounted expected future gross premiums and expected future benefit payments (in millions):

	As of September 30, 2025		As of September 30, 2024
	Undiscounted	Discounted	Undiscounted	Discounted
Payout Annuities
Expected future gross premiums	$–	$–	$–	$–
Expected future benefit payments	3,299	2,052	3,437	2,119
Traditional Life
Expected future gross premiums	13,242	9,285	14,126	9,964
Expected future benefit payments	13,074	9,173	14,377	10,118

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Payout Annuities
Gross premiums	$26	$40	$74	$84
Interest accretion	22	22	66	65
Traditional Life
Gross premiums	307	311	933	942
Interest accretion	36	37	111	111

The following table summarizes the weighted-average interest rates:

	For the Nine Months Ended September 30,
	2025	2024
Payout Annuities
Interest accretion rate	4.0%	4.0%
Current discount rate	5.0%	4.7%
Traditional Life
Interest accretion rate	5.0%	5.0%
Current discount rate	4.6%	4.4%

Liability for Future Claims

The liability for future claims represents reserves associated with our group long-term disability and life waiver products. The following table summarizes the balances of and changes in liability for future claims (in millions, except years):

	Group Protection
	As of or For the Nine Months Ended September 30,
	2025	2024
Balance as of beginning-of-year	$5,628	$5,689
Less: Effect of cumulative changes in discount
rate assumptions	(550)	(490)
Beginning balance at original discount rate	6,178	6,179
Effect of changes in cash flow assumptions	(66)	(2)
Effect of actual variances from expected experience (1)	(191)	(278)
Adjusted beginning-of-year balance	5,921	5,899
New incidence	1,176	1,236
Interest	148	138
Benefit payments	(1,080)	(1,125)
Ending balance at original discount rate	6,165	6,148
Effect of cumulative changes in discount
rate assumptions	(371)	(375)
Balance as of end-of-period	5,794	5,773
Less: Reinsurance recoverables	127	120
Balance as of end-of-period, net of reinsurance	$5,667	$5,653

Weighted-average duration of liability for future
claims (years)	5	5

(1) Generally, the experience exhibited for the Group Protection business relates to morbidity and, to a lesser extent, mortality. Group Protection long-duration products have limited exposure to lapse risk, as the liabilities for future claims are limited to those associated with claim reserves. For the nine months ended September 30, 2025 and 2024, morbidity comprised substantially all of the favorable effect of actual variances from expected experience, as our claims experience was more favorable than assumed.

Effect of Annual Assumption Review

For the nine months ended September 30, 2025, we had a favorable cash flow assumption impact to net income (loss) attributable to the annual assumption review from updates to the claim termination rate assumption, partially offset by updates to social security and incurred assumptions. For the nine months ended September 30, 2024, we did not have a significant cash flow assumption impact to net income (loss) attributable to the annual assumption review.

The following table summarizes the discounted and undiscounted expected future benefit payments (in millions):

	As of September 30, 2025		As of September 30, 2024
	Undiscounted	Discounted	Undiscounted	Discounted
Group Protection
Expected future benefit payments	$7,486	$5,794	$7,154	$5,773

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Group Protection
Gross premiums	$917	$887	$2,776	$2,676
Interest accretion	48	45	148	138

The following table summarizes the weighted-average interest rates:

	For the Nine Months Ended September 30,
	2025	2024
Group Protection
Interest accretion rate	3.5%	3.3%
Current discount rate	4.7%	4.4%

Additional Liabilities for Other Insurance Benefits

Additional liabilities for other insurance benefits represent reserves associated with our UL and VUL contracts with secondary guarantees, including MoneyGuard®. The following table summarizes the balances of and changes in additional liabilities for other insurance benefits (in millions, except years):

	UL and Other
	As of or For the Nine Months Ended September 30,
	2025	2024
Balance as of beginning-of-year	$16,062	$15,000
Less: Effect of cumulative changes in shadow
balance in AOCI	(2,673)	(2,222)
Balance as of beginning-of-year, excluding
shadow balance in AOCI	18,735	17,222
Effect of changes in cash flow assumptions	121	244
Effect of actual variances from expected experience (1)(2)	183	170
Adjusted beginning-of-year balance	19,039	17,636
Interest accrual	700	639
Net assessments collected	922	860
Benefit payments	(850)	(718)
Balance as of end-of-period, excluding shadow
balance in AOCI	19,811	18,417
Effect of cumulative changes in shadow
balance in AOCI	(2,174)	(1,863)
Balance as of end-of-period	17,637	16,554
Less: Reinsurance recoverables	5,414	5,139
Balance as of end-of-period, net of reinsurance	$12,223	$11,415

Weighted-average duration of additional liabilities
for other insurance benefits (years)	16	16

(1) For the nine months ended September 30, 2025 and 2024, the actual to expected reserve impact was attributable primarily to mortality, which unfavorably impacted the liability by $193 million and $160 million, respectively.
(2) For the nine months ended September 30, 2025 and 2024, the effect of actual variances from expected experience, net of reinsurance, was $88 million and $115 million, respectively.

Effect of Annual Assumption Review

For the nine months ended September 30, 2025, we had an unfavorable cash flow assumption impact to net income (loss) attributable to the annual assumption review from updates to mortality and policyholder behavior assumptions, partially offset by updates to the morbidity assumption.

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

The following table summarizes the gross assessments and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
UL and Other
Gross assessments	$743	$732	$2,229	$2,177
Interest accretion	239	218	700	639

The following table summarizes the weighted-average interest rates:

	For the Nine Months Ended September 30,
	2025	2024
UL and Other
Interest accretion rate	5.5%	5.4%

12. Debt

Changes in debt (in millions) were as follows:

For the Nine
Months Ended
September 30,
2025
Balance as of beginning-of-year	$6,156
Issuance of 2.330% Senior Notes, due 2030	500
Repayment of 3.35% Senior Notes, due 2025	(300)
Early extinguishment of senior notes:
3.05% notes, due 2030	(34)
4.35% notes, due 2048	(129)
4.375% notes, due 2050	(136)
Early extinguishment of subordinated notes:
Variable rate, due 2066	(97)
Variable rate, due 2067	(97)
Early extinguishment of capital securities:
Variable rate, due 2066	(21)
Variable rate, due 2067	(5)
Unamortized premiums (discounts)	(76)
Unamortized debt issuance costs	2
Unamortized adjustments from discontinued hedges	(12)
Fair value hedge on interest rate swap agreements	21
Balance as of end-of-period	$5,772

Details underlying the recognition of a gain (loss) on the early extinguishment of debt (in millions) reported within interest expense on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

For the Nine
Months Ended
September 30,
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

On May 13, 2025, LNC exercised in full its issuance right under the Trust I Facility Agreement and on May 15, 2025, LNC issued $500 million aggregate principal amount of the 2.330% Senior Notes to Trust I in exchange for the Trust I Eligible Assets, which had a fair value of $418 million when the 2.330% Senior Notes were issued. The net proceeds from the issuance of the 2.330% Senior Notes and subsequent sale of the Trust I Eligible Assets were used to early extinguish long-term debt during the second quarter of 2025 pursuant to a tender offer.

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

The issuance right will be exercised automatically in full upon (1) LNC’s failure to make certain payments to Trust II, such as the facility fee or payments for Trust II’s expenses, or failure to purchase and pay for any defaulted Trust II Eligible Assets that LNC is required to purchase at their face amount from Trust II pursuant to the Trust II Facility Agreement, in each case if the failure is not cured within 30 days, or (2) certain bankruptcy events involving LNC. LNC is also required to exercise the issuance right in full if it reasonably believes that its consolidated stockholders’ equity (excluding AOCI and equity of noncontrolling interests attributable thereto) has fallen below a minimum threshold (which was $2.75 billion as of September 30, 2025, and is subject to adjustment from time to time in certain cases), if an event of default under the indenture governing the 6.792% senior notes has occurred or would have occurs, and upon certain other events described in the Trust II Facility Agreement.

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

13. Fair Value of Financial Instruments

Financial Instruments Carried at Fair Value

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of September 30, 2025
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$–	$65,158	$3,193	$68,351
U.S. government bonds	599	20	–	619
State and municipal bonds	–	2,235	–	2,235
Foreign government bonds	–	244	–	244
RMBS	–	2,106	12	2,118
CMBS	–	2,089	61	2,150
ABS	–	11,317	3,389	14,706
Hybrid and redeemable preferred securities	35	130	92	257
Trading securities	–	1,550	303	1,853
Equity securities	205	251	86	542
Mortgage loans on real estate	–	–	230	230
Derivative investments (1)	–	17,279	32	17,311
Other investments – short-term investments	–	214	8	222
MRB assets	–	–	4,694	4,694
Other assets:
Ceded MRBs	–	–	2	2
Indexed annuity ceded embedded derivatives	–	–	1,333	1,333
Separate account assets	385	179,475	–	179,860
Total assets	$1,224	$282,068	$13,435	$296,727

Liabilities
Policyholder account balances – RILA, fixed annuity
and IUL contracts	$–	$–	$(14,918)	$(14,918)
Funds withheld reinsurance liabilities – reinsurance-related
embedded derivatives	–	147	(501)	(354)
MRB liabilities	–	–	(1,190)	(1,190)
Other liabilities:
Ceded MRBs	–	–	(349)	(349)
Derivative liabilities (1)	–	(6,882)	(143)	(7,025)
Total liabilities	$–	$(6,735)	$(17,101)	$(23,836)

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

	For the Three Months Ended September 30, 2025
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$3,076	$(6)	$6	$169	$(52)	$3,193
RMBS	79	–	–	–	(67)	12
CMBS	41	–	1	19	–	61
ABS	3,000	–	34	427	(72)	3,389
Hybrid and redeemable preferred
securities	92	–	–	–	–	92
Trading securities	296	3	–	4	–	303
Equity securities	83	(1)	–	4	–	86
Mortgage loans on real estate	232	(1)	(1)	–	–	230
Other investments – short-term
investments	24	–	–	(16)	–	8
Other assets:
Ceded MRBs (3)	2	–	–	–	–	2
Indexed annuity ceded embedded
derivatives (4)	1,236	64	–	33	–	1,333
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	(13,089)	(1,693)	–	(136)	–	(14,918)
Funds withheld reinsurance
liabilities – reinsurance-related
embedded derivatives (4)	(309)	(192)	–	–	–	(501)
Other liabilities:
Ceded MRBs (3)	(341)	(8)	–	–	–	(349)
Derivative liabilities	(115)	4	–	–	–	(111)
Total, net	$(5,693)	$(1,830)	$40	$504	$(191)	$(7,170)

	For the Three Months Ended September 30, 2024
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$2,581	$(1)	$43	$50	$(7)	$2,666
RMBS	18	–	–	–	(5)	13
CMBS	23	–	–	14	(16)	21
ABS	1,997	–	50	232	(178)	2,101
Hybrid and redeemable preferred
securities	50	–	1	16	10	77
Trading securities	273	7	–	(6)	–	274
Equity securities	38	–	–	1	(4)	35
Mortgage loans on real estate	258	2	4	(1)	–	263
Derivative investments	(8)	6	–	1	–	(1)
Other investments – short-term
investments	–	–	–	10	10	20
Other assets:
Ceded MRBs (3)	2	–	–	–	–	2
Indexed annuity ceded embedded
derivatives (4)	967	191	–	(26)	–	1,132
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	(11,417)	(898)	–	45	–	(12,270)
Funds withheld reinsurance
liabilities – reinsurance-related
embedded derivatives (4)	(204)	661	–	–	–	457
Other liabilities – ceded MRBs (3)	(344)	3	–	–	–	(341)
Total, net	$(5,766)	$(29)	$98	$336	$(190)	$(5,551)

	For the Nine Months Ended September 30, 2025
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$2,865	$(43)	$12	$300	$59	$3,193
RMBS	12	–	–	74	(74)	12
CMBS	8	–	1	59	(7)	61
ABS	2,099	(21)	41	1,324	(54)	3,389
Hybrid and redeemable preferred
securities	73	–	–	19	–	92
Trading securities	265	7	–	7	24	303
Equity securities	34	(9)	–	7	54	86
Mortgage loans on real estate	232	(3)	3	(2)	–	230
Other investments – short-term
investments	23	–	–	(15)	–	8
Other assets:
Ceded MRBs (3)	2	–	–	–	–	2
Indexed annuity ceded embedded
derivatives (4)	1,115	112	–	106	–	1,333
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	(12,449)	(2,161)	–	(308)	–	(14,918)
Funds withheld reinsurance
liabilities – reinsurance-related
embedded derivatives (4)	(234)	(267)	–	–	–	(501)
Other liabilities:
Ceded MRBs (3)	(381)	32	–	–	–	(349)
Derivative liabilities	(136)	25	–	–	–	(111)
Total, net	$(6,472)	$(2,328)	$57	$1,571	$2	$(7,170)

	For the Nine Months Ended September 30, 2024
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	Into or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$2,497	$1	$25	$264	$(121)	$2,666
State and municipal bonds	5	–	–	–	(5)	–
RMBS	13	–	(1)	6	(5)	13
CMBS	8	–	–	29	(16)	21
ABS	1,484	–	55	798	(236)	2,101
Hybrid and redeemable preferred
securities	48	–	3	16	10	77
Trading securities	284	7	–	(17)	–	274
Equity securities	42	(3)	–	–	(4)	35
Mortgage loans on real estate	288	6	5	(36)	–	263
Derivative investments	36	11	–	3	(51)	(1)
Other investments – short-term
investments	–	–	–	10	10	20
Other assets:
Ceded MRBs (3)	2	–	–	–	–	2
Indexed annuity ceded embedded
derivatives (4)	940	238	–	(46)	–	1,132
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	(9,077)	(2,915)	–	(278)	–	(12,270)
Funds withheld reinsurance
liabilities – reinsurance-related
embedded derivatives (4)	(789)	1,246	–	–	–	457
Other liabilities – ceded MRBs (3)	(239)	(102)	–	–	–	(341)
Total, net	$(4,458)	$(1,511)	$87	$749	$(418)	$(5,551)

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, (in millions) as reported above:

	For the Three Months Ended September 30, 2025
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$342	$(7)	$–	$(166)	$–	$169
CMBS	19	–	–	–	–	19
ABS	581	(38)	–	(84)	(32)	427
Trading securities	22	(8)	(5)	(5)	–	4
Equity securities	5	(1)	–	–	–	4
Mortgage loans on real estate	1	–	–	(1)	–	–
Other investments – short-term investments	–	–	–	(16)	–	(16)
Other assets – indexed annuity ceded
embedded derivatives	37	–	–	(4)	–	33
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	(398)	–	–	262	–	(136)
Total, net	$609	$(54)	$(5)	$(14)	$(32)	$504

	For the Three Months Ended September 30, 2024
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$281	$(61)	$–	$(170)	$–	$50
CMBS	14	–	–	–	–	14
ABS	402	(20)	–	(104)	(46)	232
Hybrid and redeemable preferred
securities	16	–	–	–	–	16
Trading securities	1	–	–	(7)	–	(6)
Equity securities	1	–	–	–	–	1
Mortgage loans on real estate	–	–	–	(1)	–	(1)
Derivative investments	–	–	1	–	–	1
Other investments – short-term investments	10	–	–	–	–	10
Other assets – indexed annuity ceded
embedded derivatives	51	–	–	(77)	–	(26)
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	(317)	–	–	362	–	45
Total, net	$459	$(81)	$1	$3	$(46)	$336

	For the Nine Months Ended September 30, 2025
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1,002	$(295)	$(6)	$(391)	$(10)	$300
RMBS	75	–	–	(1)	–	74
CMBS	74	(15)	–	–	–	59
ABS	1,752	(78)	(10)	(251)	(89)	1,324
Hybrid and redeemable preferred
securities	21	(2)	–	–	–	19
Trading securities	83	(60)	(5)	(11)	–	7
Equity securities	20	(13)	–	–	–	7
Mortgage loans on real estate	2	(1)	–	(3)	–	(2)
Other investments – short-term investments	11	–	(10)	(16)	–	(15)
Other assets – indexed annuity ceded
embedded derivatives	130	–	–	(24)	–	106
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	(1,057)	–	–	749	–	(308)
Total, net	$2,113	$(464)	$(31)	$52	$(99)	$1,571

	For the Nine Months Ended September 30, 2024
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$922	$(260)	$(2)	$(395)	$(1)	$264
RMBS	6	–	–	–	–	6
CMBS	29	–	–	–	–	29
ABS	1,128	(50)	–	(223)	(57)	798
Hybrid and redeemable preferred
securities	16	–	–	–	–	16
Trading securities	6	(2)	–	(21)	–	(17)
Equity securities	1	(1)	–	–	–	–
Mortgage loans on real estate	1	(31)	–	(6)	–	(36)
Derivative investments	4	–	(1)	–	–	3
Other investments – short-term investments	10	–	–	–	–	10
Other assets – indexed annuity ceded
embedded derivatives	103	–	–	(149)	–	(46)
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	(849)	–	–	571	–	(278)
Total, net	$1,377	$(344)	$(3)	$(223)	$(58)	$749

The following summarizes changes in unrealized gains (losses) included in net income related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Investments:
Trading securities (1)	$3	$7	$3	$6
Equity securities (1)	2	–	(5)	(2)
Mortgage loans on real estate (1)	(1)	2	(3)	(2)
Derivative investments (1)	34	5	(9)	14
MRBs (2)	(349)	(665)	(10)	1,357
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (1)	(192)	661	(267)	1,246
Embedded derivatives – indexed annuity
and IUL contracts (1)	239	23	596	755
Total, net	$(264)	$33	$305	$3,374

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

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1	$43	$(14)	$2
RMBS	–	1	–	–
ABS	32	47	43	27
Hybrid and redeemable preferred
securities	–	1	–	2
Mortgage loans on real estate	(1)	4	3	5
Total, net	$32	$96	$32	$36

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three Months Ended September 30, 2025			For the Three Months Ended September 30, 2024
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$–	$(52)	$(52)	$–	$(7)	$(7)
RMBS	–	(67)	(67)	–	(5)	(5)
CMBS	–	–	–	–	(16)	(16)
ABS	–	(72)	(72)	–	(178)	(178)
Hybrid and redeemable preferred
securities	–	–	–	10	–	10
Equity securities	–	–	–	–	(4)	(4)
Other investments – short-term investments	–	–	–	10	–	10
Total, net	$–	$(191)	$(191)	$20	$(210)	$(190)

	For the Nine Months Ended September 30, 2025			For the Nine Months Ended September 30, 2024
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$112	$(53)	$59	$22	$(143)	$(121)
RMBS	–	(74)	(74)	–	(5)	(5)
CMBS	–	(7)	(7)	–	(16)	(16)
State and municipal bonds	–	–	–	–	(5)	(5)
ABS	70	(124)	(54)	50	(286)	(236)
Hybrid and redeemable preferred
securities	10	(10)	–	10	–	10
Trading securities	24	–	24	–	–	–
Equity securities	54	–	54	–	(4)	(4)
Derivative investments	–	–	–	–	(51)	(51)
Other investments – short-term investments	–	–	–	10	–	10
Total, net	$270	$(268)	$2	$92	$(510)	$(418)

Transfers into and out of Level 3 are generally the result of observable market information on financial instruments no longer being available or becoming available to our pricing vendors. For the three and nine months ended September 30, 2025 and 2024, transfers in and out of Level 3 were attributable primarily to the financial instruments’ observable market information no longer being available or becoming available.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of September 30, 2025:

							Weighted
							Average
	Fair	Valuation	Significant	Assumption or			Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS
securities:
Corporate bonds	$248	Discounted cash flow	Liquidity/duration adjustment (2)	0.0%	–	5.2%	2.0%
ABS	8	Discounted cash flow	Liquidity/duration adjustment (2)	1.4%	–	1.4%	1.4%
CMBS	42	Discounted cash flow	Liquidity/duration adjustment (2)	1.7%	–	1.8%	1.8%
Hybrid and redeemable
preferred securities	40	Discounted cash flow	Liquidity/duration adjustment (2)	1.0%	–	2.0%	1.8%
Equity securities	5	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	–	4.5%	4.5%
MRB assets	4,694	Discounted cash flow	Lapse (3)	1.0%	–	30.0%	(10)
			Utilization of GLB withdrawals (4)	85.0%	–	100.0%	93.0%
			Claims utilization factor (5)	50.0%	–	100.0%	(10)
			Premiums utilization factor (5)	80.0%	–	115.0%	(10)
			Non-performance risk (6)	0.2%	–	1.8%	1.4%
			Mortality (7)			(9)	(10)
			Volatility (8)	1.0%	–	27.0%	15.1%
Other assets:
Ceded MRBs (11)	2
Indexed annuity
ceded embedded
derivatives	1,333	Discounted cash flow	Lapse (3)	0.0%	–	9.0%	(10)
			Mortality (7)			(9)	(10)
Liabilities
Policyholder account
balances – indexed annuity
contracts embedded
derivatives	$(14,829)	Discounted cash flow	Lapse (3)	0.0%	–	9.0%	(10)
			Mortality (7)			(9)	(10)
MRB liabilities	(1,190)	Discounted cash flow	Lapse (3)	1.0%	–	30.0%	(10)
			Utilization of GLB withdrawals (4)	85.0%	–	100.0%	93.0%
			Claims utilization factor (5)	50.0%	–	100.0%	(10)
			Premiums utilization factor (5)	80.0%	–	115.0%	(10)
			Non-performance risk (6)	0.2%	–	1.8%	1.4%
			Mortality (7)			(9)	(10)
			Volatility (8)	1.0%	–	27.0%	15.1%
Other liabilities – ceded
MRBs (11)	(349)

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of December 31, 2024:

							Weighted
							Average
	Fair	Valuation	Significant	Assumption or			Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS
securities:
Corporate bonds	$187	Discounted cash flow	Liquidity/duration adjustment (2)	0.0%	–	3.1%	1.7%
ABS	10	Discounted cash flow	Liquidity/duration adjustment (2)	1.3%	–	1.3%	1.3%
CMBS	8	Discounted cash flow	Liquidity/duration adjustment (2)	1.9%	–	1.9%	1.9%
Hybrid and redeemable
preferred securities	19	Discounted cash flow	Liquidity/duration adjustment (2)	1.4%	–	1.9%	1.8%
Equity securities	5	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	–	4.5%	4.5%
MRB assets	4,860	Discounted cash flow	Lapse (3)	1.0%	–	30.0%	(10)
			Utilization of GLB withdrawals (4)	85.0%	–	100.0%	92.0%
			Claims utilization factor (5)	60.0%	–	100.0%	(10)
			Premiums utilization factor (5)	80.0%	–	115.0%	(10)
			Non-performance risk (6)	0.3%	–	2.0%	1.6%
			Mortality (7)			(9)	(10)
			Volatility (8)	1.0%	–	29.0%	14.5%
Other assets:
Ceded MRBs (11)	2
Indexed annuity
ceded embedded
derivatives	1,115	Discounted cash flow	Lapse (3)	0.0%	–	9.0%	(10)
			Mortality (7)			(9)	(10)
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

The fair value and aggregate contractual principal for mortgage loans on real estate where the fair value option was elected (in millions) were as follows:

	As of September 30,	As of December 31,
	2025	2024
Fair value	$230	$232
Aggregate contractual principal	263	263

For information on current and past due composition and accruing status for loans where we have elected the fair value option, see Note 3.

Financial Instruments Not Carried at Fair Value

The following summarizes the fair value by the fair value hierarchy levels and the carrying amount of our financial instruments not carried at fair value (in millions):

	As of September 30, 2025
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value	Amount
Assets
Investments:
Mortgage loans on real estate	$–	$21,375	$–	$21,375	$22,000
Other investments	–	659	5,724	6,383	6,383
Policy loans	–	2,584	–	2,584	2,584
Cash and invested cash	–	10,668	–	10,668	10,668

Liabilities
Policyholder account balances – certain investment
contracts and other liabilities	$–	$–	$(36,352)	$(36,352)	$(43,203)
Policyholder account balances – funding agreements	–	(1,942)	–	(1,942)	(1,892)
Long-term debt	–	(5,497)	–	(5,497)	(5,772)
Funds withheld reinsurance-related liabilities – excluding
embedded derivatives	–	–	(17,205)	(17,205)	(17,205)

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

Policyholder Account Balances – Funding Agreements

The fair value of funding agreements issued under the FABN program is based on quoted market prices. The fair value of secured funding agreements under the FABR program is based on a discounted cash flow model as of the balance sheet date. The inputs used to measure the fair value of funding agreements are classified as Level 2 within the fair value hierarchy. For more information on funding agreements, see Note 10.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of September 30, 2025.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of September 30, 2025, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $150 million, after-tax. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Cost of Insurance and Other Litigation

Cost of Insurance Litigation

Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company, filed in the U.S. District Court for the District of Connecticut, No. 3:16-cv-00827, is a putative class action that was served on The Lincoln National Life Insurance Company (“LNL”) on June 8, 2016. Plaintiff is the owner of a universal life insurance policy who alleges that LNL charged more for non-guaranteed cost of insurance than permitted by the policy. Plaintiff seeks to represent all universal life and variable universal life policyholders who owned policies containing non-guaranteed cost of insurance provisions that are similar to those of plaintiff’s policy and seeks damages on behalf of all such policyholders. On January 11, 2019, the court dismissed plaintiff’s complaint in its entirety. In response, plaintiff filed a motion for leave to amend the complaint, which, on September 25, 2023, the court granted in part and denied in part. Plaintiff filed an amended complaint on October 10, 2023. On March 7, 2024, the parties entered into a provisional settlement agreement that encompasses policies that are at issue in this case, which also includes all policies at issue in the lawsuits captioned Iwanski v. First Penn-Pacific Life Insurance Company, TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company and Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, each of which are described below. The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024, and on September 4, 2024, the court granted preliminary approval of the provisional settlement. On December 16, 2024, the court heard oral argument on the issue of whether to grant final approval of the provisional settlement. On June 16, 2025, the court granted final approval of the provisional settlement and on June 18, 2025, entered final judgment and dismissed the case. On July 16, 2025, plaintiffs in the Iwanski, TVPX ARS INC. and Vida cases appealed the final approval of the provisional settlement to the U.S. Court of Appeals for the Second Circuit. The provisional settlement, which is subject to the outcome of the appeal, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in Iwanski, TVPX ARS INC. and Vida). As of September 30, 2025, the total provisional settlement amount of $147.5 million, pre-tax, remains accrued.

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

EFG Bank AG, Cayman Branch, et al. v. The Lincoln National Life Insurance Company, No. 17-cv-02592-GJP (E.D. Pa.), filed on February 1, 2017; Brighton Trustees, LLC, et al. v. The Lincoln National Life Insurance Company, No. 2:23-cv-2251-GJP (E.D. Pa.), filed on April 20, 2023 (and transferred to the U.S. District Court for the Eastern District of Pennsylvania on June 12, 2023); and Ryan K. Crayne, on behalf of and as trustee for Carlton Peak Trust v. The Lincoln National Life Insurance Company, No. 2:24-cv-00053-GJP, filed on November 17, 2023 (and transferred to the U.S. District Court for the Eastern District of Pennsylvania on January 4, 2024) are consolidated civil actions pending in the Eastern District of Pennsylvania. In each case other than Crayne, plaintiffs purport to own universal life insurance policies or interests in universal life insurance policies originally issued by Jefferson-Pilot (now LNL). In Crayne, plaintiffs purport to own litigation claims concerning universal life policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs in each case allege that LNL breached the terms of policyholders’ contracts when it increased non-guaranteed cost of insurance rates beginning in 2016 (or, in Brighton Trustees, in 2016 and 2017). We are vigorously defending these consolidated matters. Wells Fargo Bank, N.A, solely in its capacity as securities intermediary v. The Lincoln National Life Insurance Company, No. 25-cv-00152-GJP (E.D. Pa.), filed on December 4, 2024 (and transferred to the U.S. District Court for the Eastern District of Pennsylvania on January 9, 2025) was previously consolidated with the above civil actions. On October 7, 2025, we entered into an agreement fully and finally settling the Wells Fargo case, and the Wells Fargo parties filed a stipulation of dismissal of the Wells Fargo case with prejudice.

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

Donald C. Meade v. Lincoln National Corporation, Ellen Cooper, Dennis Glass, and Randal Freitag (“Defendants”), No. 2:24-cv-01704, pending in the U.S. District Court for the Eastern District of Pennsylvania, is a putative class action that was filed on April 23, 2024. On June 24, 2024, Local 295 IBT Employer Group Pension Trust Fund (“Local 295”) filed a motion for appointment as lead plaintiff. On October 23, 2024, the court granted this motion. Local 295 seeks to represent persons and entities that purchased or otherwise acquired Lincoln National Corporation common stock between December 8, 2021, and November 2, 2022, inclusive (the “Class Period”). On December 23, 2024, plaintiff filed an amended complaint. Plaintiff alleges claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, and under SEC Rule 10b-5. Plaintiff alleges that, throughout the Class Period, Defendants made materially false and/or misleading statements, as well as failed to disclose material adverse facts that plaintiff alleges Defendants knew, or recklessly disregarded, at the time the statements were made, about the Company’s business, operations, and prospects with respect to its Guaranteed Universal Life policies and their lapse rates. The action seeks unspecified compensatory damages and reasonable costs and expenses incurred in this action, including counsel fees and expert fees, together with equitable/injunctive relief or such other relief as the court may deem just and proper. On February 21, 2025, Defendants filed a motion to dismiss. On July 24, 2025, the court granted Defendants’ motion to dismiss and dismissed the amended complaint without prejudice. Plaintiff was given 14 days from the date of the court’s order to file a second amended complaint. On August 7, 2025, plaintiff informed the court that it would pursue its appellate rights and would not file a second amended complaint. On August 28, 2025, the court entered an Order of Judgment granting Defendants’ motion to dismiss and directing that the amended complaint be dismissed with prejudice. On September 25, 2025, plaintiff filed a Notice to Appeal to the United States Court of Appeals for the Third Circuit in respect of the court’s order of July 24, 2025, and Order of Judgment of August 28, 2025 (including as to all prior opinions and orders that have merged into that order). We are vigorously defending this matter.

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

Maria Laurino and Ricardo Miller v. The Valley Hospital and Lincoln National Corporation and The Lincoln National Life Insurance Company, et. al., No. 2:25-cv-15263, is a putative class action lawsuit filed on September 4, 2025 in the U.S. District Court for the District of New Jersey. Plaintiffs are participants in Valley Hospital Health System Partnership Plan (the “Plan”), which is the 401(k) defined contribution plan for The Valley Hospital and affiliated entities. Plaintiffs seek to represent all current and former participants and beneficiaries in the Plan since September 4, 2019. Lincoln offers a fixed annuity investment option to Plan participants through its group annuity contract with the Plan. Lincoln also provides recordkeeping and administration services to the Plan. Plaintiffs allege that The Valley Hospital defendants acted in breach of their fiduciary duty, including by maintaining the Plan’s investment in the Lincoln stable value fund when other investment providers are alleged to have provided superior investment alternatives, and by participating in an alleged fiduciary breach by Lincoln. Plaintiffs allege that the Lincoln defendants were fiduciaries to the Plan and were parties in interest to a prohibited transaction under ERISA. The action seeks relief against the Lincoln defendants, including the disgorgement of profits, attorney’s fees and costs, pre-judgment and post-judgment interest and such other equitable or remedial relief as the court deems appropriate. We are vigorously defending this matter.

Tax Assessment Proceeding

Lincoln National Life Insurance Company v. Township of Radnor, pending in the Court of Common Pleas of Delaware County, Pennsylvania Civil Division, No. 2022-001894, is a de novo appeal filed by LNL on March 21, 2022, regarding a September 30, 2021, Notice of Tax Assessment issued by the Township of Radnor (the “Township”) to LNL for additional business privilege tax for the years 2014-2019/2020 estimate. The assessment was based on an audit undertaken by a third-party auditor and consultant to the Township, following a periodic business review of LNL undertaken by the same individual in 2018. The assessment is comprised of taxes, interest and penalties for the period in question. LNL filed a motion for summary judgment that was denied by the court. The trial of this matter was held in the fourth quarter of 2024. On July 16, 2025, the trial court entered judgment in favor of LNL. On July 25, 2025, the Township filed a post-trial motion asking the trial court to vacate that judgment, reinstate the assessment subject to accrued statutory interest and enter judgment in favor of the Township. On August 15, 2025, the Township filed a notice of appeal in the Commonwealth Court of Pennsylvania. On the same date, LNL filed a motion to strike the Township’s post-trial motion in the trial court, and the trial court granted LNL’s motion.

Reinsurance Disputes

Certain reinsurers have in the past sought, and may in the future seek, rate increases on certain yearly renewable term agreements. We may initiate legal proceedings, as necessary, under these agreements in order to protect our contractual rights. Additionally, reinsurers have in the past initiated, and may in the future initiate, legal proceedings against us.

State Guaranty Fund Assessments

State guaranty associations levy assessments on insurance companies doing business within their jurisdictions to cover policyholder losses from insolvent or impaired insurance companies. Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. We accrue the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life & Health Insurance Guaranty Associations and the amount of premiums written in each state. We reported the undiscounted expected state guaranty fund assessment liability within other liabilities on the Consolidated Balance Sheets of $63 million as of September 30, 2025, and December 31, 2024. The actual amount of assessments levied against us in connection with insurance company insolvencies may vary from this estimate. Future guaranty fund assessments are expected to be paid based on anticipated funding periods for each guaranty association obligation. In addition, we reported the related receivable for expected future state premium tax recoveries within other assets on the Consolidated Balance Sheets of $100 million and $99 million as of September 30, 2025, and December 31, 2024, respectively. Premium tax recoveries are expected to be realized based on regulations set forth by the various state taxing authorities. The balance sheet position as of September 30, 2025, and December 31, 2024, nets to recoveries of $37 million and $36 million, respectively.

15. Shares and Stockholders’ Equity

Preferred Shares

Preferred stock authorized, issued and outstanding (number of shares) was as follows:

	As of September 30, 2025			As of December 31, 2024
	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
9.250% Fixed Rate Reset Non-Cumulative
Preferred Stock, Series C	20,000	20,000	20,000	20,000	20,000	20,000
9.000% Non-Cumulative Preferred Stock, Series D	20,000	20,000	20,000	20,000	20,000	20,000
Not designated	9,960,000	–	–	9,960,000	–	–
Total preferred shares	10,000,000	40,000	40,000	10,000,000	40,000	40,000

The per share and aggregate dividends declared for preferred stock by series (in millions except per share data) was as follows:

	For the Three Months Ended September 30,
	2025		2024
	Dividend	Aggregate	Dividend	Aggregate
Series	Per Share	Dividend	Per Share	Dividend
Series C	$1,156.25	$23	$1,156.25	$23
Series D	562.50	11	562.50	11
Total	$1,718.75	$34	$1,718.75	$34

	For the Nine Months Ended September 30,
	2025		2024
	Dividend	Aggregate	Dividend	Aggregate
Series	Per Share	Dividend	Per Share	Dividend
Series C	$2,312.50	$46	$2,312.50	$46
Series D	1,687.50	34	1,687.50	34
Total	$4,000.00	$80	$4,000.00	$80

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Common Stock
Balance as of beginning-of-period	189,570,904	170,188,487	170,380,646	169,666,137
Issuance of common stock	–	–	18,759,497	–
Stock compensation/issued for benefit plans	349,723	152,980	780,484	675,330
Balance as of end-of-period	189,920,627	170,341,467	189,920,627	170,341,467

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

Earnings Per Share

The calculation of earnings per share (“EPS”) was as follows (in millions except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) available to common stockholders – basic	$411	$(562)	$343	$1,508
Deferred units of LNC stock in our
deferred compensation plans (1)	–	–	–	3
Net income (loss) available to common
stockholders – diluted	$411	$(562)	$343	$1,511

Weighted-average shares, as used in basic calculation	190,826,396	170,773,438	179,845,834	170,482,264
Incremental common shares from assumed exercise or
issuance of stock-based incentive compensation awards	3,477,709	2,075,432	3,005,449	1,575,034
Average deferred compensation shares (1)	–	–	–	710,256
Weighted-average shares, as used in diluted calculation (2)	194,304,105	172,848,870	182,851,283	172,767,554

Net income (loss) per share:
Basic	$2.15	$(3.29)	$1.90	$8.85
Diluted	2.12	(3.29)	1.87	8.75

(1)    We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to all or a portion of their deferral amounts. This obligation is settled in either cash or LNC stock pursuant to the applicable plan document. We exclude deferred units of LNC stock that are antidilutive from our diluted EPS calculation.
(2)     Due to reporting a net loss for the three months ended September 30, 2024, basic shares were used in the diluted EPS calculation for this period as the use of diluted shares would have resulted in a lower loss per share.

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our EPS, such options will be shown in the table above.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	For the Nine Months Ended September 30,
	2025	2024
Unrealized Gain (Loss) on Fixed Maturity AFS Securities and Certain
Other Investments
Balance as of beginning-of-year	$(6,239)	$(5,188)
Unrealized holding gains (losses)	2,263	1,555
Change in foreign currency exchange rate adjustment	441	124
Change in future contract benefits and policyholder account balances,
net of reinsurance	(514)	(382)
Income tax benefit (expense)	(463)	(276)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(139)	(163)
Income tax benefit (expense)	29	34
Balance as of end-of-period	$(4,402)	$(4,038)
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$638	$375
Unrealized holding gains (losses)	277	305
Change in foreign currency exchange rate adjustment	(433)	(121)
Income tax benefit (expense)	33	(39)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	54	60
Income tax benefit (expense)	(11)	(13)
Balance as of end-of-period	$472	$473
Market Risk Benefit Non-Performance Risk Gain (Loss)
Balance as of beginning-of-year	$146	$1,070
OCI before reclassification	(260)	(367)
Income tax benefit (expense)	56	78
Balance as of end-of-period	$(58)	$781
Policyholder Liability Discount Rate Remeasurement Gain (Loss)
Balance as of beginning-of-year	$744	$587
OCI before reclassification	(342)	(209)
Income tax benefit (expense)	72	44
Balance as of end-of-period	$474	$422
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(29)	$(26)
OCI before reclassification	11	8
Balance as of end-of-period	$(18)	$(18)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(296)	$(294)
OCI before reclassification	(11)	(8)
Balance as of end-of-period	$(307)	$(302)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item on the Consolidated Statements of Comprehensive Income (Loss):

	For the Nine Months Ended September 30,
	2025	2024
Unrealized Gain (Loss) on Fixed Maturity AFS
Securities and Certain Other Investments
Reclassification	$(173)	$(193)	Realized gain (loss)
Associated change in future contract benefits	34	30	Benefits
Reclassification before income tax benefit (expense)	(139)	(163)	Income (loss) before taxes
Income tax benefit (expense)	29	34	Federal income tax expense (benefit)
Reclassification, net of income tax	$(110)	$(129)	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Interest rate contracts	$–	$(2)	Net investment income
Interest rate contracts	10	20	Interest and debt expense
Foreign currency contracts	42	41	Net investment income
Foreign currency contracts	2	1	Realized gain (loss)
Reclassification before income tax benefit (expense)	54	60	Income (loss) before taxes
Income tax benefit (expense)	(11)	(13)	Federal income tax expense (benefit)
Reclassification, net of income tax	$43	$47	Net income (loss)

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

The tables below reconcile our internal measure of performance to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three Months Ended September 30, 2025
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating Revenues (1)	$1,270	$1,610	$1,507	$343	$50	$4,780
Operating Expenses (2)
Benefits and policyholder liability
remeasurement	24	961	923	–	4	1,912
Interest credited	459	298	1	174	22	954
Commissions	327	119	132	30	3	611
General and administrative expenses	130	134	225	83	65	637
Interest and debt expense	–	–	–	–	79	79
Other (3)	(38)	74	38	3	4	81
Total operating expenses	902	1,586	1,319	290	177	4,274
Total federal income tax expense (benefit)	58	(1)	39	7	(28)	75
Total income (loss) from operations	310	25	149	46	(99)	431
Reconciliation of total income (loss) from
operations to net income (loss):
Net annuity product features, pre-tax (4)						410
Net life insurance product features, pre-tax						(22)
Credit loss-related adjustments, pre-tax						(38)
Investment gains (losses), pre-tax						(35)
Changes in the fair value of
reinsurance-related embedded
derivatives, trading securities and
certain mortgage loans, pre-tax (5)						(191)
Other items, pre-tax (6)(7)(8)(9)						(105)
Income tax benefit (expense) related to
the above pre-tax items						(5)
Total net income (loss)						$445

(1)    See table below for reconciliation of total operating revenues to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss).
(2)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Inter-segment expenses are included within the amounts shown.
(3)    Other operating expenses include: Annuities: DAC and VOBA capitalization and amortization; expenses associated with reserve financing and letters of credit (“LOCs”); taxes, licenses and fees and amortization of deferred loss on business sold through reinsurance. Life Insurance: DAC and VOBA capitalization and amortization; taxes, licenses and fees; expenses associated with reserve financing and LOCs; amortization of deferred loss on business sold through reinsurance and other intangible amortization. Group Protection: DAC capitalization and amortization; taxes, licenses and fees; other intangible amortization and expenses associated with LOCs. Retirement Plan Services: DAC capitalization and amortization; taxes, licenses and fees and expenses associated with LOCs. Other Operations: Taxes, licenses and fees; DAC capitalization and amortization and reimbursements to Other Operations from the Life Insurance segment for the use of proceeds from certain issuances of senior notes that were used as long-term structured solutions, net of expenses incurred by Other Operations for its access to a financing facility and issuance of LOCs.
(4)    Includes changes in MRBs of $337 million; changes in the fair value of the related hedge instruments inclusive of income allocated to support the cost of hedging or future benefits of $30 million; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $43 million.
(5)    Includes primarily changes in the fair value of the embedded derivative related to the fourth quarter 2023 reinsurance transaction. For more information, see Note 7.
(6)    Includes certain legal accruals of $(9) million.
(7)    Includes severance expense related to initiatives to realign the workforce of $(5) million.

(8)    Includes transaction, integration and other costs related to mergers, acquisitions, divestitures and certain other corporate initiatives consisting of $(55) million of transaction costs related to restructuring certain captive reinsurance subsidiaries and $(22) million related to Life Insurance segment persistency optimization.
(9)    Includes deferred compensation mark-to-market adjustment of $(14) million.

	For the Three Months Ended September 30, 2024
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating Revenues (1)	$1,195	$1,589	$1,432	$335	$52	$4,603
Operating Expenses (2)
Benefits and policyholder liability
remeasurement	38	937	919	–	(3)	1,891
Interest credited	399	302	1	170	8	880
Commissions	285	120	114	28	–	547
General and administrative expenses	122	138	219	85	67	631
Interest and debt expense	–	–	–	–	86	86
Other (3)	(8)	71	42	3	(1)	107
Total operating expenses	836	1,568	1,295	286	157	4,142
Total federal income tax expense (benefit)	58	(1)	28	5	(21)	69
Total income (loss) from operations	301	22	109	44	(84)	392
Reconciliation of total income (loss) from
operations to net income (loss):
Net annuity product features, pre-tax (4)						(381)
Net life insurance product features, pre-tax						(125)
Credit loss-related adjustments, pre-tax						(88)
Investment gains (losses), pre-tax						(105)
Changes in the fair value of
reinsurance-related embedded
derivatives, trading securities and
certain mortgage loans, pre-tax (5)						(446)
Gains (losses) on other non-financial assets –
sale of subsidiaries/businesses, pre-tax (6)						(2)
Other items, pre-tax (7)(8)(9)						(19)
Income tax benefit (expense) related to
the above pre-tax items						246
Total net income (loss)						$(528)

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
(4)    Includes changes in MRBs of $(666) million; changes in the fair value of the related hedge instruments inclusive of income allocated to support the cost of hedging or future benefits of $188 million; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $97 million.

(5)    Includes primarily changes in the fair value of the embedded derivative related to the fourth quarter 2023 reinsurance transaction. For more information, see Note 7.
(6)    Relates to the sale of our wealth management business.
(7)    Includes severance expense related to initiatives to realign the workforce of $(16) million.
(8)    Includes transaction, integration and other costs related to mergers, acquisitions, divestitures and certain other corporate initiatives of $(2) million related to the sale of our wealth management business.
(9)    Includes deferred compensation mark-to-market adjustment of $(1) million.

	For the Nine Months Ended September 30, 2025
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating Revenues (1)	$3,682	$4,798	$4,566	$1,001	$143	$14,190
Operating Expenses (2)
Benefits and policyholder liability
remeasurement	84	2,919	2,830	–	14	5,847
Interest credited	1,317	874	1	518	49	2,759
Commissions	917	329	404	84	4	1,738
General and administrative expenses	381	397	674	251	189	1,892
Interest and debt expense	–	–	–	–	240	240
Other (3)	(63)	253	121	14	3	328
Total operating expenses	2,636	4,772	4,030	867	499	12,804
Total federal income tax expense (benefit)	160	(14)	113	18	(74)	203
Total income (loss) from operations	886	40	423	116	(282)	1,183
Reconciliation of total income (loss) from
operations to net income (loss):
Net annuity product features, pre-tax (4)						(277)
Net life insurance product features, pre-tax						(37)
Credit loss-related adjustments, pre-tax						(91)
Investment gains (losses), pre-tax						(218)
Changes in the fair value of
reinsurance-related embedded
derivatives, trading securities and
certain mortgage loans, pre-tax (5)						(266)
Other items, pre-tax (6)(7)(8)(9)(10)						(65)
Income tax benefit (expense) related to
the above pre-tax items						194
Total net income (loss)						$423

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
(4)    Includes changes in MRBs of $(33) million; changes in the fair value of the related hedge instruments inclusive of income allocated to support the cost of hedging or future benefits of $(307) million; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $63 million.

(5)    Includes primarily changes in the fair value of the embedded derivative related to the fourth quarter 2023 reinsurance transaction. For more information, see Note 7.
(6)    Includes certain legal accruals of $(9) million.
(7)    Includes severance expense related to initiatives to realign the workforce of $(13) million.
(8)    Includes transaction, integration and other costs related to mergers, acquisitions, divestitures and certain other corporate initiatives consisting of $(55) million of transaction costs related to restructuring certain captive reinsurance subsidiaries, $(22) million related to Life Insurance segment persistency optimization, $(20) million related to the sale of our wealth management business and $(18) million primarily related to the Bain Capital transaction.
(9)    Includes deferred compensation mark-to-market adjustment of $(22) million.
(10)    Includes gains on early extinguishment of debt of $94 million.

	For the Nine Months Ended September 30, 2024
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating Revenues (1)	$3,673	$4,640	$4,299	$984	$118	$13,714
Operating Expenses (2)
Benefits and policyholder liability
remeasurement	105	2,886	2,790	–	12	5,793
Interest credited	1,129	894	3	505	24	2,555
Commissions	808	346	336	76	–	1,566
General and administrative expenses	358	421	653	253	187	1,872
Interest and debt expense	–	–	–	–	253	253
Other (3)	245	172	114	13	(10)	534
Total operating expenses	2,645	4,719	3,896	847	466	12,573
Total federal income tax expense (benefit)	171	(31)	85	17	(72)	170
Total income (loss) from operations	857	(48)	318	120	(276)	971
Reconciliation of total income (loss) from
operations to net income (loss):
Net annuity product features, pre-tax (4)						1,319
Net life insurance product features, pre-tax						(253)
Credit loss-related adjustments, pre-tax						(124)
Investment gains (losses), pre-tax						(416)
Changes in the fair value of
reinsurance-related embedded
derivatives, trading securities and
certain mortgage loans, pre-tax (5)						(51)
Gains (losses) on other non-financial assets –
sale of subsidiaries/businesses, pre-tax (6)						582
Other items, pre-tax (7)(8)(9)(10)						(238)
Income tax benefit (expense) related to
the above pre-tax items						(202)
Total net income (loss)						$1,588

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
(4)    Includes changes in MRBs of $1,354 million; changes in the fair value of the related hedge instruments inclusive of income allocated to support the cost of hedging or future benefits of $(350) million; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $315 million.
(5)    Includes primarily changes in the fair value of the embedded derivative related to the fourth quarter 2023 reinsurance transaction. For more information, see Note 7.
(6)    Relates to the sale of our wealth management business.
(7)    Includes certain legal accruals of $(114) million primarily related to the settlement of cost of insurance litigation in the first quarter of 2024.
(8)    Includes severance expense related to initiatives to realign the workforce of $(72) million.
(9)    Includes transaction, integration and other costs related to mergers, acquisitions, divestitures and certain other corporate initiatives of $(39) million primarily related to the sale of our wealth management business.
(10)    Includes deferred compensation mark-to-market adjustment of $(13) million.

The tables below reconcile our total operating revenues to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three Months Ended September 30, 2025
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating revenues	$1,270	$1,610	$1,507	$343	$50	$4,780
Revenue adjustments from annuity and life
insurance product features	73	(34)	–	–	–	39
Credit loss-related adjustments	10	(17)	(2)	(1)	(28)	(38)
Investment gains (losses)	2	(17)	(1)	–	(19)	(35)
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	–	(193)	–	–	2	(191)
Total revenues	$1,355	$1,349	$1,504	$342	$5	$4,555

	For the Three Months Ended September 30, 2024
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating revenues	$1,195	$1,589	$1,432	$335	$52	$4,603
Revenue adjustments from annuity and life
insurance product features	285	(136)	–	–	–	149
Credit loss-related adjustments	(44)	(8)	(2)	(14)	(20)	(88)
Investment gains (losses)	(43)	(24)	(1)	(6)	(31)	(105)
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	(7)	(455)	–	–	16	(446)
Gains (losses) on other non-financial assets -
sale of subsidiaries/businesses	–	–	–	–	(2)	(2)
Total revenues	$1,386	$966	$1,429	$315	$15	$4,111

	For the Nine Months Ended September 30, 2025
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating revenues	$3,682	$4,798	$4,566	$1,001	$143	$14,190
Revenue adjustments from annuity and life
insurance product features	(244)	(81)	–	–	–	(325)
Credit loss-related adjustments	(10)	(18)	(5)	(10)	(48)	(91)
Investment gains (losses)	(6)	(150)	–	(6)	(56)	(218)
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	10	(269)	–	–	(7)	(266)
Total revenues	$3,431	$4,280	$4,561	$986	$32	$13,290

	For the Nine Months Ended September 30, 2024
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating revenues	$3,673	$4,640	$4,299	$984	$118	$13,714
Revenue adjustments from annuity and life
insurance product features	(35)	(290)	–	–	–	(325)
Credit loss-related adjustments	(67)	4	(2)	(27)	(32)	(124)
Investment gains (losses)	(16)	(172)	(2)	(12)	(214)	(416)
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	(9)	(47)	–	–	5	(51)
Gains (losses) on other non-financial assets -
sale of subsidiaries/businesses	–	–	–	–	582	582
Total revenues	$3,546	$4,135	$4,295	$945	$459	$13,380

Other business segment and Other Operations information (in millions) was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2025	2024	2025	2024
Net Investment Income
Annuities	$469	$418	$1,385	$1,203
Life Insurance	687	623	1,950	1,817
Group Protection	98	87	281	261
Retirement Plan Services	257	253	760	744
Other Operations	33	35	102	79
Total net investment income	$1,544	$1,416	$4,478	$4,104

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed maturity AFS securities:
Gross gains	$11	$3	$17	$11
Gross losses	(41)	(38)	(190)	(204)
Credit loss benefit (expense) (1)	(18)	(14)	(65)	(40)
Realized gain (loss) on equity securities (2)	(1)	6	(2)	18
Credit loss benefit (expense) on mortgage loans on real estate (1)	(7)	(47)	(16)	(65)
Credit loss benefit (expense) on reinsurance-related assets (3)	(14)	(27)	(9)	(19)
Realized gain (loss) on the mark-to-market on certain
instruments (4)(5)	(253)	(623)	(406)	(523)
Indexed product derivative results (6)	30	120	28	342
Derivative results (7)	68	209	(216)	(258)
Realized gain (loss) on subsidiaries/businesses (8)	–	(2)	–	582
Other realized gain (loss)	9	(18)	12	(45)
Total realized gain (loss)	$(216)	$(431)	$(847)	$(201)

(1) Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.
(2) Includes mark-to-market adjustments on equity securities still held of $1 million and $6 million for the three months ended September 30, 2025 and 2024, respectively, and $8 million and $21 million for the nine months ended September 30, 2025 and 2024, respectively.
(3) Includes changes in the allowance for credit losses pertaining to reinsurance recoverables and deposit assets.
(4) Represents changes in the fair values of derivatives we hold as part of VUL hedging, reinsurance-related embedded derivatives and trading securities.
(5) Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $(1) million and $1 million for the three months ended September 30, 2025 and 2024, respectively, and $(3) million and $4 million for the nine months ended September 30, 2025 and 2024, respectively.
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
(8) Relates to the sale of our wealth management business.

18. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 15% and 0% for the three and nine months ended September 30, 2025, respectively, compared to 25% and 17%, respectively, for the corresponding periods in 2024. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate account dividends-received deduction and tax credits.

For the three months ended September 30, 2025, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of preferential tax items. For the nine months ended September 30, 2025, the effective tax rate differed from the prevailing corporate federal income tax rate due to lower pre-tax income from pre-tax losses during the first quarter of 2025 in addition to the effects of preferential tax items.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the financial condition as of September 30, 2025, compared with December 31, 2024, and the results of operations for the three and nine months ended September 30, 2025, compared with the corresponding periods in 2024 of Lincoln National Corporation and its consolidated subsidiaries. Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.

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

Industry trends and significant operational matters are described in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary” of our 2024 Form 10-K, which is further updated by the discussion that follows.

Interest Rate Environment

During the third quarter of 2025, the Federal Reserve announced a 25 basis point reduction in the federal funds rate target range to 4.00% to 4.25%, as the labor market shows signs of softening while acknowledging inflation and economic outlook uncertainty remain somewhat elevated. In October 2025, the Federal Reserve announced an additional 25 basis point reduction, setting the federal funds rate target range to 3.75% to 4.00%. In addition, the Federal Reserve announced that it will end the balance sheet reduction program, which began in 2022, effective December 1, 2025. The Federal Reserve noted that it will continue to monitor economic data and adjust its stance on monetary policy if risks emerge that could negatively impact the attainment of its goal of maximum employment and inflation at 2% over the long term.

Risks related to changes in interest rates are disclosed in our 2024 Form 10-K in “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements,” “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates and sustained high interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals and surrenders” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

Summary of Critical Accounting Estimates

The MD&A included in our 2024 Form 10-K contains a detailed discussion of our critical accounting estimates. The following information updates the “Summary of Critical Accounting Estimates” provided in our 2024 Form 10-K, and therefore, should be read in conjunction with that disclosure.

Investments

Investment Valuation

The following summarizes investments on the Consolidated Balance Sheets carried at fair value by pricing source and fair value hierarchy level (in millions) as of September 30, 2025:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$839	$78,417	$158	$79,414
Priced by independent broker quotations	–	–	6,762	6,762
Priced by matrices	–	17,294	–	17,294
Priced by other methods (1)	–	–	343	343
Total	$839	$95,711	$7,263	$103,813

Percent of total	1%	92%	7%	100%

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

Liability for Future Claims

Future contract benefits include reserves for long-term disability and life waiver claims associated with our Group Protection segment. These reserves use actuarial assumptions primarily based on claim termination rates, mortality rates, offsets for other insurance including social security, morbidity, incidence and severity assumptions. Such cash flow assumptions are subject to the comprehensive review process discussed above. We remeasure the liability for future claims using a single-A interest rate as of the end of each reporting period. See “Annual Assumption Review” below for more information.

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

Net amount at risk (“NAR”) represents the amount of GLB or GDB in excess of a policyholder’s account balance at the balance sheet date. Underperforming markets increase our exposure to potential benefits with the GLB and GDB riders. A contract with a GDB rider is “in the money” if the policyholder’s account balance falls below the GDB. As of September 30, 2025 and 2024, 3% and 5%, respectively, of all in-force contracts with a GDB rider were “in the money.” A contract with a GLB rider is “in the money” if the policyholder’s account balance falls below the present value of GLB payments, assuming no full surrenders. As of September 30, 2025 and 2024, 12% and 13%, respectively, of all in-force contracts with a GLB rider were “in the money.” However, the only way the policyholder can realize the excess of the present value of benefits over the account balance of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount. If, after the series of withdrawals or income payments, the account balance is exhausted, the policyholder will continue to receive a series of annuity payments. The account balance can also fluctuate with market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account balance.

Many policyholders have both a GLB and GDB present on the same policy. The total NAR represents the greater of GLB NAR and GDB NAR for each policy as only one benefit can be exercised in practice. Details underlying the NAR, net of reinsurance, (in millions) were as follows:

	Annuities		Retirement Plan Services
	As of September 30,		As of September 30,
	2025	2024	2025	2024
GLB NAR	$1,256	$1,236	$1	$1
GDB NAR	454	540	1	2
Total NAR	1,676	1,721	2	3

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

The following table presents our after-tax estimates of the potential instantaneous effect to net income (loss) that could result from sudden changes that may occur in equity markets and interest rates (in millions) and excludes the net cost of operating the hedge program. The amounts represent the difference between the change in GLB and GDB riders and the change in the fair value of the underlying hedge instruments. These estimates are based upon the balance as of September 30, 2025, net of reinsurance, and the related hedge instruments in place as of that date.

The effects presented in the table below are not representative of the aggregate impacts that could result if a combination of such changes to equity market returns and interest rates occurred.

	In-Force Sensitivities
Equity Market Return	-10%	+10%
Hypothetical effect to net income	$(825)	$725
Interest Rates	-25 bps	+25 bps
Hypothetical effect to net income	$(400)	$375

The actual effects of the results illustrated in the table above could vary significantly depending on a variety of factors, many of which are out of our control, and consideration should be given to the following:

•The analysis is only valid as of September 30, 2025, due to changing market conditions, policyholder activity, hedge positions and other factors;
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

Policyholder Account Balances

Policyholder account balances include the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability includes universal life insurance (“UL”), MoneyGuard®, variable universal life insurance (“VUL”), indexed universal life insurance (“IUL”), investment-type annuity (including registered index-linked annuities (“RILA”)), individual and group fixed and fixed portion of variable annuities, fixed indexed deferred annuities and non-life contingent payout fixed annuities) and funding agreement products where account balances are equal to deposits plus interest credited less withdrawals, surrender charges, asset-based fees and policyholder administration charges (collectively known as “policyholder assessments”), as well as amounts representing the fair value of embedded derivative instruments associated with our fixed indexed annuity and IUL products. During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models underlying our reserves and embedded derivatives and update assumptions as needed. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update. See “Annual Assumption Review” below for more information.

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

Annual Assumption Review

During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models used in estimating MRBs, our reserves and embedded derivatives. For more information on our comprehensive review, see Note 1 in our 2024 Form 10-K. Details underlying the impact to net income (loss) from our annual assumption review (in millions) were as follows:

	For the Three Months Ended September 30,
	2025	2024
Income (loss) from operations:
Annuities	$(8)	$1
Life Insurance	(29)	8
Group Protection	39	(1)
Retirement Plan Services	–	–
Excluded from income (loss) from operations	(52)	208
Net income (loss)	$(50)	$216

The impacts of our annual assumption review were driven primarily by the following:

2025
•For Annuities, the unfavorable impact was driven by model enhancements and updates to policyholder behavior assumptions.
•For Life Insurance, the unfavorable impact was driven by updates to mortality assumptions for our UL products with secondary guarantees and policyholder behavior assumptions, partially offset by updates to mortality assumptions for our traditional life insurance business and morbidity assumptions.
•For Group Protection, the favorable impact was driven by updates to the claim termination rate assumption, partially offset by updates to social security and incurred assumptions and other items.
•For excluded from income (loss) from operations, the unfavorable impact, related to net annuity product features, was driven by updates to policyholder behavior assumptions, model enhancements and other items, partially offset by updates to separate account fee assumptions.

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

Goodwill

During the fourth quarter of 2025, we will perform our annual quantitative goodwill impairment test as of October 1, 2025, on all of our reporting units. For more information on goodwill, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations – Introduction – Summary of Critical Accounting Estimates – Goodwill and Other Intangible Assets” and Notes 1 and 8 in our 2024 Form 10-K.

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

As of September 30, 2025, we had an approximate $1.7 billion deferred tax asset related to net unrealized losses on fixed maturity available-for-sale (“AFS”) securities. In the assessment of the future realizability of this deferred tax asset, management concluded that its tax planning strategies, including holding these securities to recovery, were prudent and feasible as these unrealized losses were caused by factors other than credit loss, and we have the intent and ability to hold these securities to recovery and collect all of the contractual cash flows.

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

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income (Loss)
Income (loss) from operations:
Annuities	$310	$301	$886	$857
Life Insurance	25	22	40	(48)
Group Protection	149	109	423	318
Retirement Plan Services	46	44	116	120
Other Operations	(99)	(84)	(282)	(276)
Net annuity product features, pre-tax (1)	410	(381)	(277)	1,319
Net life insurance product features, pre-tax	(22)	(125)	(37)	(253)
Credit loss-related adjustments, pre-tax	(38)	(88)	(91)	(124)
Investment gains (losses), pre-tax	(35)	(105)	(218)	(416)
Changes in the fair value of reinsurance-related
embedded derivatives, trading securities and
certain mortgage loans, pre-tax (2)	(191)	(446)	(266)	(51)
Gains (losses) on other non-financial assets – sale of
subsidiaries/businesses, pre-tax (3)	–	(2)	–	582
Other items, pre-tax (4)(5)(6)(7)(8)	(105)	(19)	(65)	(238)
Income tax benefit (expense) related to the
above pre-tax items	(5)	246	194	(202)
Net income (loss)	$445	$(528)	$423	$1,588

(1)    For the three months ended September 30, 2025 and 2024, includes changes in MRBs of $337 million and $(666) million, respectively; changes in the fair value of the related hedge instruments inclusive of income allocated to support the cost of hedging or future benefits of $30 million and $188 million, respectively; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $43 million and $97 million, respectively. For the nine months ended September 30, 2025 and 2024, includes changes in MRBs of $(33) million and $1,354 million, respectively; changes in the fair value of the related hedge instruments inclusive of income allocated to support the cost of hedging or future benefits of $(307) million and $(350) million, respectively; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $63 million and $315 million, respectively.
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
(3)    For information on the sale of our wealth management business, see Note 1 in our 2024 Form 10-K.
(4)    Includes certain legal accruals of $(9) million for the three and nine months ended September 30, 2025; and $(114) million for the nine months ended September 30, 2024, primarily related to the settlement of cost of insurance litigation in the first quarter of 2024.
(5)    Includes severance expense related to initiatives to realign the workforce of $(5) million and $(16) million for the three months ended September 30, 2025 and 2024, respectively, and $(13) million and $(72) million for the nine months ended September 30, 2025 and 2024, respectively.
(6)    Includes transaction, integration and other costs related to mergers, acquisitions, divestitures and certain other corporate initiatives consisting of $(55) million of transaction costs related to restructuring certain captive reinsurance subsidiaries and $(22) million related to Life Insurance segment persistency optimization for the three months ended September 30, 2025; $(2) million related to the sale of our wealth management business for the three months ended September 30, 2024; for the nine months ended September 30, 2025, includes $(55) million of transaction costs related to restructuring certain captive reinsurance subsidiaries, $(22) million related to Life Insurance segment persistency optimization, $(20) million related to the sale of our wealth management business and $(18) million primarily related to the Bain Capital transaction; for the nine months ended September 30, 2024, includes $(39) million primarily related to the sale of our wealth management business.

(7)    Includes deferred compensation mark-to-market adjustment of $(14) million and $(1) million for the three months ended September 30, 2025 and 2024, respectively, and $(22) million and $(13) million for the nine months ended September 30, 2025 and 2024, respectively.
(8)    Includes gains on early extinguishment of debt of $94 million for the nine months ended September 30, 2025.

Comparison of the Three Months Ended September 30, 2025 to 2024

Net income increased due primarily to the following:

•Gain in net annuity product features in 2025 compared to loss in 2024 driven by the impact of capital markets.
•Lower unfavorable changes in the fair value of reinsurance-related embedded derivatives, trading securities and certain mortgage loans driven by the fair value of the embedded derivative related to the fourth quarter 2023 reinsurance transaction.
•Lower loss in net life insurance product features driven by the change in the fair value of hedges associated with VUL products attributable to the impact of capital markets.
•Lower investment losses driven by gains in 2025 on certain investments associated with the fourth quarter 2023 reinsurance transaction compared to losses in 2024 and lower realized losses on certain investments.
•Lower credit loss-related adjustments on our mortgage loans on real estate.

The increase in net income was partially offset by the following:

•Unfavorable impact from our annual assumption review in 2025 compared to favorable impact in 2024.
•Higher net unfavorable other items driven by transaction costs related to restructuring certain captive reinsurance subsidiaries and persistency optimization in our Life Insurance segment in 2025.

Comparison of the Nine Months Ended September 30, 2025 to 2024

Net income decreased due primarily to the following:

•Loss in net annuity product features in 2025 compared to gain in 2024 driven by the impact of capital markets.
•Gain on other non-financial assets in 2024 due to the sale of our wealth management business.
•Unfavorable impact from our annual assumption review in 2025 compared to favorable impact in 2024.
•Higher unfavorable changes in the fair value of reinsurance-related embedded derivatives, trading securities and certain mortgage loans driven by the fair value of the embedded derivative related to the fourth quarter 2023 reinsurance transaction.

The decrease in net income was partially offset by the following:

•Lower loss in net life insurance product features driven by the change in the fair value of hedges associated with VUL products attributable to the impact of capital markets.
•Lower investment losses driven by favorable changes in the fair value of certain derivatives, higher gains on certain investments associated with the fourth quarter 2023 reinsurance transaction and lower realized losses on certain investments.
•Lower net unfavorable other items driven by gain on extinguishment of debt in 2025 and settlement of cost of reinsurance litigation in 2024, partially offset by transaction costs related to restructuring certain captive reinsurance subsidiaries and persistency optimization in our Life Insurance segment in 2025.
•Improvement in our total loss ratio in our Group Protection segment and growth in average account balances.
•Higher investment income on alternative investments.

See “Summary of Critical Accounting Estimates – Annual Assumption Review” above for information on the impacts from our annual assumption review.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Revenues
Insurance premiums (1)	$25	$38	$75	$98
Fee income	617	601	1,782	1,769
Net investment income	497	442	1,449	1,297
Other revenues (2)	131	114	376	509
Total operating revenues	1,270	1,195	3,682	3,673
Operating Expenses
Benefits and policyholder liability remeasurement (1)	24	38	84	105
Interest credited	459	399	1,317	1,129
Commissions and other expenses	419	399	1,235	1,411
Total operating expenses	902	836	2,636	2,645
Income (loss) from operations before taxes	368	359	1,046	1,028
Federal income tax expense (benefit)	58	58	160	171
Income (loss) from operations	$310	$301	$886	$857

(1) Insurance premiums include primarily our income annuities that have a corresponding offset in benefits and policyholder liability remeasurement. Benefits and policyholder liability remeasurement include primarily changes in income annuity reserves driven by insurance premiums.
(2) Consists primarily of revenues attributable to the net settlement related to certain reinsurance transactions, which has a corresponding offset in net investment income and interest credited; and broker-dealer services, which are subject to market volatility and have a comparable offset in commissions and other expenses. During the second quarter of 2024, we closed the sale of our wealth management business. For more information, see Note 1 in our 2024 Form 10-K.

Comparison of the Three Months Ended September 30, 2025 to 2024

Income from operations for this segment increased due to higher fee income driven by higher average daily separate account balances.

The increase in income from operations was partially offset by the following:

•Higher commissions and other expenses, driven by the impact from our annual assumption review and higher deferred acquisition costs (“DAC”) amortization.
•Lower net investment income, net of interest credited, in certain reinsured portfolios and lower investment income within our surplus portfolio, which more than offset impacts from higher average general account balances and improving portfolio yields from the current interest rate environment. The lower net investment income, net of interest credited in certain reinsured portfolios had a corresponding increase in other revenues.

Comparison of the Nine Months Ended September 30, 2025 to 2024

Income from operations for this segment increased due primarily to:

•Higher fee income driven by higher average daily separate account balances.
•Lower federal income tax expense due to more unfavorable separate account dividends-received deduction true-ups in 2024.

The increase in income from operations was partially offset by the following:

•Higher commissions and other expenses, net of broker-dealer expenses, driven by higher DAC amortization and the impact from our annual assumption review.
•Lower net investment income, net of interest credited, in certain reinsured portfolios and lower investment income within our surplus portfolio, which more than offset impacts from higher average general account balances and improving portfolio yields from the current interest rate environment. The lower net investment income, net of interest credited, in certain reinsured portfolios had a corresponding increase in other revenues.

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

The other component of net flows relates to the retention of new business and account balances. An important measure of retention is the reduction in account balances caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account balances were 11% for the three and nine months ended September 30, 2025 and 2024.

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

Fee Income

Details underlying fee income (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Fee Income
Mortality, expense and other assessments (1)	$602	$586	$1,738	$1,718
Surrender charges	13	14	38	46
DFEL:
Deferrals	(4)	(5)	(12)	(14)
Amortization	6	6	18	19
Total fee income	$617	$601	$1,782	$1,769

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

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real
estate and other, net of investment expenses	$464	$397	$1,342	$1,175
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	3	–	5	1
Surplus investments (2)	30	45	102	112
Net investment income pertaining to broker-dealer services	–	–	–	9
Total net investment income	$497	$442	$1,449	$1,297

Interest Credited
Amount provided to policyholders	$457	$396	$1,309	$1,120
DSI deferrals	–	–	(1)	(1)
Interest credited before DSI amortization	457	396	1,308	1,119
DSI amortization	2	3	9	10
Total interest credited	$459	$399	$1,317	$1,129

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

Account Balances

Details underlying account balances (dollars in millions) were as follows:

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
	2025	2024	2025	2024
Separate Account Balance Information (1)
Separate account deposits	$1,561	$1,076	$4,392	$3,002
Separate account net flows	(2,705)	(2,509)	(7,557)	(7,189)
Separate account balances	123,428	120,469	123,428	120,469
Average daily separate account balances	121,539	117,913	117,988	116,270
Average daily S&P 500® Index (2)	6,427	5,546	6,020	5,266
General Account Balance Information
General account deposits	$2,909	$2,307	$7,901	$7,054
General account net flows	1,562	872	3,576	2,605
General account balances (3)	50,651	44,688	50,651	44,688
Average general account balances (3)	48,779	43,767	46,747	41,975

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
(3) Net of reinsurance.

For more information on account balances, see Notes 9 and 10.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Commissions and Other Expenses
Commissions:
Deferrable	$152	$109	$407	$294
Non-deferrable	175	176	510	514
General and administrative expenses	130	122	381	358
Expenses associated with reserve financing
and LOC expenses	5	5	18	15
Taxes, licenses and fees	3	9	25	32
Total expenses incurred, excluding broker-dealer	465	421	1,341	1,213
DAC deferrals	(174)	(129)	(464)	(342)
Total pre-broker-dealer expenses incurred,
excluding amortization	291	292	877	871
DAC, VOBA and other amortization:
Amortization	116	109	346	322
Impact from annual assumption review	12	(2)	12	(2)
Broker-dealer expenses incurred (1)	–	–	–	220
Total commissions and other expenses	$419	$399	$1,235	$1,411

DAC Deferrals
As a percentage of sales/deposits	3.9%	3.8%	3.8%	3.4%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Revenues
Insurance premiums (1)	$260	$286	$810	$866
Fee income	683	672	2,069	2,021
Net investment income	623	601	1,803	1,724
Operating realized gain (loss)	(1)	(2)	(4)	(5)
Other revenues	45	32	120	34
Total operating revenues	1,610	1,589	4,798	4,640
Operating Expenses
Benefits and policyholder liability remeasurement	961	937	2,919	2,886
Interest credited	298	302	874	894
Commissions and other expenses	327	329	979	939
Total operating expenses	1,586	1,568	4,772	4,719
Income (loss) from operations before taxes	24	21	26	(79)
Federal income tax expense (benefit)	(1)	(1)	(14)	(31)
Income (loss) from operations	$25	$22	$40	$(48)

(1)    Includes term insurance premiums, which have a corresponding partial offset in benefits and policyholder liability remeasurement for changes in reserves. The decrease in insurance premiums in the third quarter of 2025 was driven by the expiration of a 10-year assumed reinsurance treaty in the first quarter of 2025, which has a corresponding offset in benefits and policyholder liability remeasurement.

Comparison of the Three and Nine Months Ended September 30, 2025 to 2024

Income from operations for this segment increased due primarily to the following:

•Higher net investment income, net of interest credited, driven by growth in investments and moderate spread expansion.
•Higher fee income driven by higher deferred front-end loads (“DFEL”) amortization.
•Lower commissions and other expenses, net of amortization of deferred loss on business sold through reinsurance, due to expense management.

The increase in income from operations for this segment was partially offset by higher benefits and policyholder liability remeasurement driven by the impact from our annual assumption review and aging of the block, partially offset by improved mortality due to lower claims incidence.

Additionally, for the nine months ended September 30, 2025, the increase in income from operations was driven by higher net investment income, net of interest credited, due to higher investment income on alternative investments.

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

Fee Income

Details underlying fee income, sales, net flows, account balances and in-force face amount (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Fee Income
Cost of insurance assessments	$528	$520	$1,612	$1,572
Expense assessments	381	355	1,076	1,041
Surrender charges	9	6	30	23
DFEL:
Deferrals	(317)	(281)	(890)	(826)
Amortization	84	73	243	212
Impact from annual assumption review	(2)	(1)	(2)	(1)
Total fee income	$683	$672	$2,069	$2,021

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Sales by Product
IUL/UL	$25	$32	$78	$75
MoneyGuard®	31	35	89	93
VUL	26	22	56	64
Term	15	15	42	52
Executive Benefits	201	18	251	35
Total sales	$298	$122	$516	$319

Net Flows
Deposits	$2,247	$1,262	$4,747	$3,699
Withdrawals and deaths	(588)	(524)	(1,886)	(1,469)
Net flows	$1,659	$738	$2,861	$2,230

Policyholder Assessments	$1,365	$1,377	$4,065	$4,125

	As of September 30,
	2025	2024
Account Balances (1)
General account	$21,350	$21,391
Separate account	28,424	23,328
Total account balances	$49,774	$44,719

In-Force Face Amount
UL and other	$361,964	$364,766
Term insurance	705,069	717,071
Total in-force face amount	$1,067,033	$1,081,837

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Average General Account Balances (1)	$21,325	$21,386	$21,318	$21,392

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

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real
estate and other, net of investment expenses	$473	$458	$1,389	$1,393
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	1	4	2	6
Surplus investments (2)	49	42	140	113
Other investments (3)	100	97	272	212
Total net investment income	$623	$601	$1,803	$1,724

Interest Credited	$298	$302	$874	$894

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
(3)    Includes primarily net investment income earned on our alternative investments portfolio. See “Consolidated Investments – Alternative Investments” below for more information on alternative investments.

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

Benefits and Policyholder Liability Remeasurement

Details underlying benefits and policyholder liability remeasurement (dollars in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Benefits and Policyholder Liability Remeasurement
Death claims direct and assumed	$1,680	$1,437	$4,629	$4,420
Death claims ceded	(713)	(662)	(2,013)	(2,028)
Reserves released on death	(317)	(137)	(661)	(445)
Net death benefits	650	638	1,955	1,947
Change in secondary guarantee life insurance product
reserves:
Change in reserves	75	100	281	291
Impact from annual assumption review	165	20	165	20
Change in MoneyGuard® reserves:
Change in reserves	160	149	473	419
Impact from annual assumption review	(4)	53	(4)	53
Change in traditional product reserves:
Change in reserves	13	29	43	117
Impact from annual assumption review	(129)	(84)	(129)	(84)
Other benefits (1)	31	32	135	123
Total benefits and policyholder liability remeasurement	$961	$937	$2,919	$2,886
Death claims per $1,000 of in-force	2.43	2.36	2.43	2.39

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Commissions and Other Expenses
Commissions	$119	$120	$329	$346
General and administrative expenses	134	138	397	421
Expenses associated with reserve financing	25	25	77	72
Taxes, licenses and fees	41	35	109	103
Total expenses incurred	319	318	912	942
DAC and VOBA deferrals	(144)	(140)	(387)	(406)
Total expenses recognized before amortization	175	178	525	536
DAC and VOBA amortization:
Amortization	125	126	378	376
Impact from annual assumption review	2	–	2	–
Amortization of deferred loss on business sold
through reinsurance	24	24	71	24
Other intangible amortization	1	1	3	3
Total commissions and other expenses	$327	$329	$979	$939

DAC and VOBA Deferrals
As a percentage of sales	48.3%	114.8%	75.0%	127.3%

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

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Revenues
Insurance premiums	$1,352	$1,288	$4,109	$3,871
Net investment income	98	87	281	261
Other revenues (1)	57	57	176	167
Total operating revenues	1,507	1,432	4,566	4,299
Operating Expenses
Benefits and policyholder liability remeasurement	923	919	2,830	2,790
Interest credited	1	1	1	3
Commissions and other expenses	395	375	1,199	1,103
Total operating expenses	1,319	1,295	4,030	3,896
Income (loss) from operations before taxes	188	137	536	403
Federal income tax expense (benefit)	39	28	113	85
Income (loss) from operations	$149	$109	$423	$318
(1) Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Income (Loss) from Operations by Product Line
Life	$71	$37	$120	$56
Disability	81	75	311	269
Dental	(3)	(3)	(8)	(7)
Income (loss) from operations	$149	$109	$423	$318

Comparison of the Three and Nine Months Ended September 30, 2025 to 2024

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
•Higher benefits and policyholder liability remeasurement driven by less favorable claims experience than expected in our disability business and growth in business in force, partially offset by the impact of the annual assumption review, lower claims severity and incidence in our life business and lower incidence in our disability business.

See “ Summary of Critical Accounting Estimates – Annual Assumption Review” for information on the impacts from our annual assumption review.

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

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Insurance Premiums by Product Line
Life	$531	$505	$1,613	$1,504
Disability	774	739	2,356	2,229
Dental	47	44	140	138
Total insurance premiums	$1,352	$1,288	$4,109	$3,871

Sales by Product Line
Life	50	42	$255	$208
Disability	47	36	165	161
Dental	19	6	40	20
Total sales	$116	$84	$460	$389

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

Net Investment Income

We use our investment income to offset the earnings effect of the associated build of our reserves, which are a function of our insurance premiums and the yields on our investments. Details underlying net investment income (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$79	$65	$221	$203
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	–	1	1	1
Surplus investments (2)	19	21	59	57
Total net investment income	$98	$87	$281	$261

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

Benefits and Policyholder Liability Remeasurement

Details underlying benefits and policyholder liability remeasurement (in millions) and loss ratios by product line were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Benefits and Policyholder Liability
Remeasurement by Product Line
Life	$316	$343	$1,087	$1,102
Disability	571	541	1,633	1,584
Dental	37	36	111	107
Total benefits and policyholder liability
remeasurement by product line	$924	$920	$2,831	$2,793

Loss Ratios by Product Line
Life	59.6%	68.1%	67.4%	73.2%
Disability	73.8%	73.2%	69.3%	71.1%
Dental	78.0%	79.0%	79.1%	78.1%
Total	68.3%	71.4%	68.9%	72.2%

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims. For additional information on our loss ratios, see “Additional Information” above.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Commissions and Other Expenses
Commissions	$132	$114	$404	$336
General and administrative expenses	225	219	674	653
Taxes, licenses and fees	34	35	106	106
Other	1	1	3	3
Total expenses incurred	392	369	1,187	1,098
DAC deferrals	(36)	(30)	(103)	(101)
Total expenses recognized before amortization	356	339	1,084	997
DAC and other intangible amortization	39	36	115	106
Total commissions and other expenses	$395	$375	$1,199	$1,103

DAC Deferrals
As a percentage of insurance premiums	2.7%	2.3%	2.5%	2.6%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Revenues
Fee income	$77	$74	$221	$216
Net investment income	257	253	760	744
Other revenues (1)	9	8	20	24
Total operating revenues	343	335	1,001	984
Operating Expenses
Interest credited	174	170	518	505
Commissions and other expenses	116	116	349	342
Total operating expenses	290	286	867	847
Income (loss) from operations before taxes	53	49	134	137
Federal income tax expense (benefit)	7	5	18	17
Income (loss) from operations	$46	$44	$116	$120

(1) Consists primarily of mutual fund account program revenues from mid to large employers.

Comparison of the Three Months Ended September 30, 2025 to 2024

Income from operations for this segment increased due primarily to higher fee income driven by higher average daily separate account balances.

Comparison of the Nine Months Ended September 30, 2025 to 2024

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
•Higher net investment income, net of interest credited, driven by higher investment income on prepayment and bond make-whole premiums, higher average general account balances and impacts to portfolio yields from the current interest rate environment, partially offset by an increase in crediting rates.

Additional Information

Net flows in this business fluctuate based on the timing of larger plans being implemented and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account balances caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account balances were 14% and 17% for the three and nine months ended September 30, 2025, and 13% for the corresponding periods in 2024. The increase in the outflow rate for the nine months ended September 30, 2025, was attributable primarily to a large plan termination during the first quarter of 2025.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Net Flows By Market table below as “Multi-Fund® and other”), which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account balances was 12% and 13% as of September 30, 2025 and 2024, respectively. Due to this overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

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

Fee Income

Details underlying fee income (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Fee Income
Annuity expense assessments	$56	$54	$161	$158
Mutual fund fees	20	19	58	56
Total expense assessments	76	73	219	214
Surrender charges	1	1	2	2
Total fee income	$77	$74	$221	$216

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

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$237	$231	$701	$686
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	2	–	2	1
Surplus investments (2)	18	22	57	57
Total net investment income	$257	$253	$760	$744
Interest Credited	$174	$170	$518	$505

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

Account Balances

Details underlying account balances (dollars in millions) were as follows:

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
	2025	2024	2025	2024
Separate Account Balance Information (1)
Separate account deposits	$564	$633	$1,712	$1,688
Separate account net flows	(361)	(233)	(1,002)	(680)
Separate account balances	23,071	21,985	23,071	21,985
Average daily separate account balances	22,582	21,272	21,702	20,688
Average daily S&P 500® Index (2)	6,427	5,546	6,020	5,266
General Account Balance Information
General account deposits	$1,090	$944	$3,011	$2,580
General account net flows	(197)	(151)	(709)	(790)
General account balances	23,852	23,727	23,852	23,727
Average general account balances	23,787	23,604	23,638	23,605
Mutual Fund Account Balance Information
Mutual fund deposits	$3,354	$2,603	$7,994	$6,997
Mutual fund net flows	1,313	1,035	(303)	2,315
Mutual fund account balances (3)	75,829	68,084	75,829	68,084

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net Flows By Market
Small market	$190	$11	$139	$22
Mid – large market	1,025	1,069	(908)	2,122
Multi-Fund® and other	(460)	(429)	(1,245)	(1,299)
Total net flows	$755	$651	$(2,014)	$845

For more information on account balances, see Notes 9 and 10.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Commissions and Other Expenses
Commissions:
Deferrable	$1	$1	$4	$4
Non-deferrable	29	27	80	72
General and administrative expenses	83	85	251	253
Taxes, licenses and fees	4	3	14	14
Total expenses incurred	117	116	349	343
DAC deferrals	(5)	(5)	(14)	(15)
Total expenses recognized before amortization	112	111	335	328
DAC amortization	4	5	14	14
Total commissions and other expenses	$116	$116	$349	$342

DAC Deferrals
As a percentage of annuity sales/deposits	0.3%	0.3%	0.3%	0.4%

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

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Revenues
Insurance premiums (1)	$–	$1	$1	$4
Net investment income (2)	33	35	102	79
Other revenues (3)	17	16	40	35
Total operating revenues	50	52	143	118
Operating Expenses
Benefits and policyholder liability remeasurement	4	(3)	14	10
Interest credited	22	8	49	26
Other expenses	72	66	196	177
Interest and debt expense	79	86	240	253
Total operating expenses	177	157	499	466
Income (loss) from operations before taxes	(127)	(105)	(356)	(348)
Federal income tax expense (benefit)	(28)	(21)	(74)	(72)
Income (loss) from operations	$(99)	$(84)	$(282)	$(276)

(1)    Includes our disability income business, which has a corresponding offset in benefits and policyholder liability remeasurement for changes in reserves.
(2)    Includes our institutional pension business, which has a corresponding offset in premiums and benefits and policyholder liability remeasurement for changes in reserves, and funding agreement activity beginning in 2025, which has a partial offset in interest credited. For information on funding agreements, see Note 10.
(3)    Includes certain third-party advisory fees, which has a partial offset in other expenses.

Comparison of the Three Months Ended September 30, 2025 to 2024

Loss from operations for Other Operations increased due primarily to the following:

•Lower net investment income, net of interest credited, related to lower allocated investments driven by a decrease in excess capital retained by Other Operations.
•Higher other expenses associated with other costs pertaining to business operations.

The increase in loss from operations was partially offset by lower interest and debt expense driven by a decline in average outstanding debt and interest rates.

Comparison of the Nine Months Ended September 30, 2025 to 2024

Loss from operations for Other Operations increased due primarily to higher other expenses associated with other costs pertaining to business operations.

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

Benefits and Policyholder Liability Remeasurement

Benefits are recognized when incurred for institutional pension products and disability income business. Policyholder liability remeasurement gains (losses) result from updates in cash flow assumptions and actual variance from expected experience used in the net premium ratio or benefit ratio calculation for future policy benefits associated with institutional pension products.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative expenses:
Legal	$2	$2	$4	$4
Branding	12	9	33	32
Other (1)	51	56	152	151
Total general and administrative expenses	65	67	189	187
DAC and VOBA deferrals	(2)	–	(7)	–
Other (2)	9	(1)	14	(10)
Total other expenses	$72	$66	$196	$177

(1)    Includes expenses that are corporate in nature and not allocated to our business segments.
(2)    Consists primarily of reimbursements to Other Operations from the Life Insurance segment for the use of proceeds from certain issuances of senior notes that were used as long-term structured solutions, net of expenses incurred by Other Operations for its access to a financing facility and issuance of letters of credit (“LOCs”) and taxes, licenses and fees.

Interest and Debt Expense

Our current level of interest expense may not be indicative of the future due to, among other things, the timing of the use of cash and the future cost of capital. For additional information on our financing activities, see “Liquidity and Capital Resources – Holding Company Sources and Uses of Liquidity and Capital – Debt” below.

CONSOLIDATED INVESTMENTS

Details underlying consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of September 30,	As of December 31,	As of September 30,	As of December 31,
	2025	2024	2025	2024
Investments
Fixed maturity AFS securities	$90,680	$87,111	66.6%	67.1%
Trading securities	1,853	2,025	1.4%	1.6%
Equity securities	542	294	0.4%	0.2%
Mortgage loans on real estate	22,230	21,083	16.3%	16.2%
Policy loans	2,584	2,476	1.9%	1.9%
Derivative investments	10,427	9,677	7.6%	7.4%
Other investments:
Alternative investments	4,144	3,836	3.0%	3.0%
Alternative investments – reinsurance-related (1)	1,440	1,464	1.1%	1.1%
Company-owned life insurance	1,181	664	0.9%	0.5%
Other	1,021	1,288	0.8%	1.0%
Total investments	$136,102	$129,918	100.0%	100.0%

(1) Represents alternative investments that support reinsurance funds withheld and modified coinsurance agreements where the investment results are passed directly to the reinsurers. For more information, see Note 7 in our 2024 Form 10-K.

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

	As of September 30, 2025
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$14,324	$152	$1,034	$13,442	14.8%
Basic industry	3,278	54	321	3,011	3.3%
Capital goods	6,252	82	590	5,744	6.3%
Communications	3,178	60	349	2,889	3.2%
Consumer cyclical	5,665	62	464	5,263	5.8%
Consumer non-cyclical	14,873	156	2,036	12,993	14.4%
Energy	3,021	40	269	2,792	3.1%
Technology	4,840	32	500	4,372	4.8%
Transportation	3,492	47	310	3,229	3.6%
Industrial other	2,549	17	426	2,140	2.4%
Utilities	12,702	136	1,471	11,367	12.5%
Government-related entities	1,303	24	218	1,109	1.2%
Collateralized mortgage and other obligations (“CMOs”):
Agency backed	1,172	4	125	1,051	1.2%
Non-agency backed	364	26	3	387	0.4%
Mortgage pass through securities (“MPTS”):
Agency backed	704	9	33	680	0.7%
Commercial mortgage-backed securities (“CMBS”):
Non-agency backed	2,244	13	107	2,150	2.4%
Asset-backed securities (“ABS”):
Collateralized loan obligations (“CLOs”)	7,852	14	146	7,720	8.5%
Other (2)	6,953	121	88	6,986	7.7%
Municipals:
Taxable	2,570	21	388	2,203	2.4%
Tax-exempt	35	–	3	32	0.0%
Government:
United States	642	8	31	619	0.7%
Foreign	281	14	51	244	0.3%
Hybrid and redeemable preferred securities	241	24	8	257	0.3%
Total fixed maturity AFS securities	98,535	1,116	8,971	90,680	100.0%
Trading Securities (3)	1,933	47	127	1,853
Equity Securities	546	10	14	542
Total fixed maturity AFS, trading and equity securities	$101,014	$1,173	$9,112	$93,075

	As of December 31, 2024
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$14,276	$97	$1,396	$12,977	14.9%
Basic industry	3,395	40	381	3,054	3.5%
Capital goods	6,223	51	745	5,529	6.4%
Communications	3,242	49	437	2,854	3.3%
Consumer cyclical	5,899	38	593	5,344	6.1%
Consumer non-cyclical	15,042	115	2,356	12,801	14.7%
Energy	3,000	27	341	2,686	3.1%
Technology	4,708	19	620	4,107	4.7%
Transportation	3,451	28	370	3,109	3.6%
Industrial other	2,450	7	445	2,012	2.3%
Utilities	12,494	76	1,750	10,820	12.4%
Government-related entities	1,362	16	221	1,157	1.3%
CMOs:
Agency backed	1,202	3	168	1,037	1.2%
Non-agency backed	328	21	4	345	0.4%
MPTS:
Agency backed	529	–	48	481	0.6%
CMBS:
Non-agency backed	1,817	4	156	1,665	1.9%
ABS:
CLOs	8,307	21	277	8,051	9.2%
Other (2)	5,895	78	144	5,829	6.6%
Municipals:
Taxable	2,765	18	443	2,340	2.7%
Tax-exempt	33	–	2	31	0.0%
Government:
United States	429	3	41	391	0.5%
Foreign	282	11	56	237	0.3%
Hybrid and redeemable preferred securities	240	25	11	254	0.3%
Total fixed maturity AFS securities	97,369	747	11,005	87,111	100.0%
Trading Securities (3)	2,168	35	178	2,025
Equity Securities	310	6	22	294
Total fixed maturity AFS, trading and equity securities	$99,847	$788	$11,205	$89,430

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

The quality of our fixed maturity AFS securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

		As of September 30, 2025			As of December 31, 2024
	Rating Agency	Net			Net
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	AAA / AA / A	$59,186	$53,980	59.5%	$58,103	$51,596	59.2%
2	BBB	36,294	33,711	37.2%	36,224	32,583	37.4%
Total investment grade securities		95,480	87,691	96.7%	94,327	84,179	96.6%

Below Investment Grade Securities
3	BB	999	949	1.0%	960	910	1.0%
4	B	1,880	1,870	2.1%	1,857	1,826	2.1%
5	CCC and lower	103	101	0.1%	138	124	0.2%
6	In or near default	73	69	0.1%	87	72	0.1%
Total below investment grade securities		3,055	2,989	3.3%	3,042	2,932	3.4%
Total fixed maturity AFS securities		$98,535	$90,680	100.0%	$97,369	$87,111	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities	3.1%	3.3%	3.1%	3.4%

(1) Based upon the rating designations determined and provided by the National Association of Insurance Commissioners (“NAIC”) or the major credit rating agencies (Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P Global Ratings (“S&P”)). For securities where the ratings assigned by the major credit rating agencies are not equivalent, the second lowest rating assigned is used. For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings. The average credit quality was A- as of September 30, 2025.

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

As of September 30, 2025, and December 31, 2024, 97% of the total fixed maturity AFS securities in an unrealized loss position were investment grade. Our gross unrealized losses recognized in OCI on fixed maturity AFS securities as of September 30, 2025, decreased by $2.0 billion since December 31, 2024. For the nine months ended September 30, 2025, we recognized $190 million of gross losses, on fixed maturity AFS securities, which were primarily related to sales that support our reinsurance funds withheld agreements where the investment results are passed directly to the reinsurers. For the nine months ended September 30, 2024, we recognized $204 million of gross losses on fixed maturity AFS securities, which were primarily related to portfolio rebalancing and sales that support our reinsurance funds withheld agreements where the investment results are passed directly to the reinsurers.

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require a credit allowance. We do not believe the unrealized loss position as of September 30, 2025, required an impairment recognized in earnings as: (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. This conclusion is consistent with our asset-liability management process. Management considered the following as part of the evaluation:

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

We recognized $(18) million and $(65) million of credit loss benefit (expense) on our fixed maturity AFS securities for the three and nine months ended September 30, 2025, respectively, and $(14) million and $(40) million, respectively, for the corresponding periods in 2024. In order to determine the amount of credit loss, we calculated the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover. To determine the recoverability, we considered the facts and circumstances surrounding the underlying issuer including, but not limited to, the following:

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

As reported on the Consolidated Balance Sheets, we had $146.8 billion of investments and cash and invested cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers and amounts on deposit with reinsurers, which totaled $117.2 billion as of September 30, 2025. If it were necessary to liquidate fixed maturity AFS securities prior to maturity or call to meet cash flow needs, we would first look to those fixed maturity AFS securities that are in an unrealized gain position, which had a fair value of $31.8 billion as of September 30, 2025, rather than selling fixed maturity AFS securities in an unrealized loss position. The amount of cash that we have on hand at any point in time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business. For additional information, see “Liquidity and Capital Resources” below.

As of September 30, 2025, and December 31, 2024, the estimated fair value for all private placement securities was $22.4 billion and $20.9 billion, respectively, representing 16% of total investments.

Mortgage-Backed Securities (Included in Fixed Maturity AFS and Trading Securities)

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Mortgage-Backed Securities” in our 2024 Form 10-K for a discussion of our mortgage-backed securities.

The market value of fixed maturity AFS and trading securities backed by subprime loans was $177 million and represented less than 1% of our total investment portfolio as of September 30, 2025. Fixed maturity AFS securities represented $170 million, or 96%, and trading securities represented $7 million, or 4%, of the subprime exposure as of September 30, 2025. The table below summarizes our investments in fixed maturity AFS securities backed by pools of residential mortgages (in millions) as of September 30, 2025:

	Agency		Non-Agency		Total
	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value
Type
RMBS	$1,876	$1,732	$364	$386	$2,240	$2,118
ABS home equity	–	–	152	188	152	188
Total by type (1)(2)	$1,876	$1,732	$516	$574	$2,392	$2,306

NAIC Designation
1	$1,876	$1,732	$422	$475	$2,298	$2,207
2	–	–	76	75	76	75
3	–	–	7	6	7	6
4	–	–	9	17	9	17
5	–	–	2	1	2	1
6	–	–	–	–	–	–
Total by NAIC designation (1)(2)(3)	$1,876	$1,732	$516	$574	$2,392	$2,306

Total fixed maturity AFS securities backed by pools of
residential mortgages as a percentage of total fixed maturity AFS securities	2.4%	2.5%

Total non-agency backed as a percentage of total fixed maturity AFS securities	0.5%	0.6%

(1) Does not include the amortized cost of trading securities totaling $54 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $54 million in trading securities consisted of $15 million agency and $39 million non-agency.
(2) Does not include the fair value of trading securities totaling $48 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $48 million in trading securities consisted of $14 million agency and $34 million non-agency.
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

None of these investments as of September 30, 2025, and December 31, 2024, included any direct investments in subprime lenders or mortgages. We are not aware of material exposure to subprime loans in our alternative investment portfolio as of September 30, 2025, and December 31, 2024.

The following summarizes our investments in fixed maturity AFS securities backed by pools of commercial mortgages (in millions) as of September 30, 2025:

	Multiple Property			Single Property			Total
	Net Amortized Cost	Fair Value		Net Amortized Cost	Fair Value		Net Amortized Cost	Fair Value
Type
CMBS (1)(2)	$2,046	$1,955		$198	$195		$2,244	$2,150

NAIC Designation
1	$2,011	$1,922		$198	$195		$2,209	$2,117
2	35	33		–	–		35	33
3	–	–		–	–		–	–
4	–	–		–	–		–	–
5	–	–		–	–		–	–
6	–	–	—	–	–	—	–	–
Total by NAIC designation (1)(2)(3)	$2,046	$1,955		$198	$195		$2,244	$2,150

Total fixed maturity AFS securities backed by pools of
commercial mortgages as a percentage of total fixed maturity AFS securities	2.3%	2.4%

(1) Does not include the amortized cost of trading securities totaling $129 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $129 million in trading securities consisted of $80 million of multiple property CMBS and $49 million of single property CMBS.
(2) Does not include the fair value of trading securities totaling $114 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $114 million in trading securities consisted of $73 million of multiple property CMBS and $41 million of single property CMBS.
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
(3) Based upon the rating designations determined and provided by the NAIC.

The following summarizes our investments in ABS within fixed maturity AFS securities (in millions) as of September 30, 2025:

	CLOs			Other			Total
	Net Amortized Cost	Fair Value		Net Amortized Cost	Fair Value		Net Amortized Cost	Fair Value
Type
ABS (1)(2)	$7,852	$7,720		$6,953	$6,986		$14,805	$14,706

NAIC Designation
1	$7,398	$7,266		$5,197	$5,239		$12,595	$12,505
2	454	454		1,645	1,634		2,099	2,088
3	–	–		36	36		36	36
4	–	–		6	14		6	14
5	–	–		–	–		–	–
6	–	–	–	69	63	–	69	63
Total by NAIC designation (1)(2)(3)	$7,852	$7,720		$6,953	$6,986		$14,805	$14,706

(1) Does not include the amortized cost of trading securities totaling $322 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $322 million in trading securities consisted of $210 million of CLOs and $112 million of Other ABS.
(2) Does not include the fair value of trading securities totaling $319 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $319 million in trading securities consisted of $209 million of CLOs and $110 million of Other ABS.
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

Composition by Industry Categories of our Unrealized Losses on Fixed Maturity AFS Securities

When considering unrealized gain and loss information, it is important to recognize that the information relates to the position of securities at a particular point in time and may not be indicative of the position of our investment portfolios subsequent to the balance sheet date. Further, because the timing of the recognition of realized investment gains and losses through the selection of which securities are sold is largely at management’s discretion, it is important to consider the information provided below within the context of the overall unrealized gain or loss position of our investment portfolios. These are important considerations that should be included in any evaluation of the potential effect of securities in an unrealized loss position on our future earnings. The composition by industry categories of all fixed maturity AFS securities in an unrealized loss position (in millions) as of September 30, 2025, was as follows:

	Net Amortized Cost	% Net Amortized Cost	Gross Unrealized Losses	% Gross Unrealized Losses	Fair Value	% Fair Value
Healthcare	$5,657	8.3%	$1,151	12.8%	$4,506	7.7%
Electric	6,587	9.7%	995	11.1%	5,592	9.5%
Technology	3,527	5.2%	499	5.6%	3,028	5.1%
Food and beverage	3,343	4.9%	479	5.3%	2,864	4.9%
Industrial – other	1,991	2.9%	434	4.8%	1,557	2.6%
Local authorities	2,081	3.1%	397	4.4%	1,684	2.9%
Pharmaceuticals	2,026	3.0%	266	3.0%	1,760	3.0%
Banking	3,832	5.6%	264	2.9%	3,568	6.1%
Diversified manufacturing	2,026	3.0%	260	2.9%	1,766	3.0%
Natural gas	1,492	2.2%	243	2.7%	1,249	2.1%
ABS	5,449	8.0%	230	2.6%	5,219	8.9%
Retail	1,437	2.1%	213	2.4%	1,224	2.1%
Chemicals	1,726	2.5%	211	2.4%	1,515	2.6%
Brokerage asset management	1,467	2.2%	184	2.1%	1,283	2.2%
Property and casualty	1,217	1.8%	178	2.0%	1,039	1.8%
Life insurance	1,193	1.8%	173	1.9%	1,020	1.7%
Transportation services	1,730	2.6%	171	1.9%	1,559	2.6%
Aerospace and defense	1,164	1.7%	166	1.9%	998	1.7%
Utility – other	1,077	1.6%	166	1.9%	911	1.5%
Government sponsored	425	0.6%	158	1.8%	267	0.5%
Railroads	798	1.2%	136	1.5%	662	1.1%
Wirelines	798	1.2%	133	1.4%	665	1.1%
Midstream	1,198	1.8%	131	1.4%	1,067	1.8%
Consumer products	766	1.1%	109	1.2%	657	1.1%
Non-agency CMBS	1,439	2.1%	106	1.2%	1,333	2.3%
Integrated	598	0.9%	104	1.2%	494	0.8%
Wireless	661	1.0%	101	1.1%	559	0.9%
Industries with unrealized losses
less than $100 million	12,129	17.9%	1,313	14.6%	10,816	18.4%
Total by industry	$67,834	100.0%	$8,971	100.0%	$58,862	100.0%

Total by industry as a percentage of
total fixed maturity AFS securities	68.8%	100.0%	64.9%

The composition by industry categories of all fixed maturity AFS securities in an unrealized loss position (in millions) as of December 31, 2024, was as follows:

	Net Amortized Cost	% Net Amortized Cost	Gross Unrealized Losses	% Gross Unrealized Losses	Fair Value	% Fair Value
Healthcare	$5,802	7.5%	$1,255	11.3%	$4,547	6.8%
Electric	7,301	9.4%	1,187	10.8%	6,114	9.2%
Technology	3,988	5.1%	621	5.6%	3,367	5.1%
Food and beverage	3,603	4.6%	556	5.1%	3,047	4.6%
Industrial – other	2,086	2.7%	451	4.1%	1,635	2.5%
Local authorities	2,306	3.0%	451	4.1%	1,855	2.8%
Banking	5,015	6.5%	419	3.8%	4,596	6.9%
ABS	6,807	8.8%	406	3.7%	6,401	9.6%
Pharmaceuticals	2,267	2.9%	335	3.0%	1,932	2.9%
Diversified manufacturing	2,262	2.9%	323	2.9%	1,939	2.9%
Natural gas	1,634	2.1%	285	2.6%	1,349	2.0%
Retail	1,565	2.0%	261	2.4%	1,304	2.1%
Chemicals	1,893	2.4%	248	2.3%	1,645	2.5%
Brokerage asset management	1,658	2.1%	239	2.2%	1,419	2.1%
Property and casualty	1,376	1.8%	216	2.0%	1,160	1.6%
Transportation services	1,922	2.5%	215	2.0%	1,707	2.6%
Life insurance	1,274	1.7%	213	1.9%	1,061	1.6%
Aerospace and defense	1,357	1.8%	212	1.9%	1,145	1.7%
Utility – other	1,164	1.5%	192	1.7%	972	1.5%
Consumer products	1,071	1.4%	173	1.6%	898	1.4%
Midstream	1,383	1.8%	163	1.5%	1,220	1.8%
Non-agency CMBS	1,503	1.9%	155	1.4%	1,348	2.0%
Wirelines	857	1.1%	154	1.4%	703	1.1%
Railroads	846	1.1%	149	1.4%	697	1.0%
Government-sponsored	459	0.6%	144	1.3%	315	0.5%
Integrated	682	0.9%	125	1.1%	557	0.8%
Automotive	1,463	1.9%	123	1.1%	1,340	2.0%
Wireless	712	0.9%	120	1.1%	592	0.9%
Industries with unrealized losses
less than $100 million	13,260	17.1%	1,614	14.7%	11,646	17.5%
Total by industry	$77,516	100.0%	$11,005	100.0%	$66,511	100.0%

Total by industry as a percentage of
total fixed maturity AFS securities	79.6%	100.0%	76.4%

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of September 30, 2025
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$17,642	$4,596	$22,238	99.3%
Delinquent (1)	22	41	63	0.3%
Foreclosure	3	91	94	0.4%
Total mortgage loans on real estate before allowance	17,667	4,728	22,395	100.0%
Allowance for credit losses	(97)	(68)	(165)
Total mortgage loans on real estate	$17,570	$4,660	$22,230

	As of December 31, 2024
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$17,546	$3,572	$21,118	99.4%
Delinquent (1)	25	33	58	0.3%
Foreclosure	–	59	59	0.3%
Total mortgage loans on real estate before allowance	17,571	3,664	21,235	100.0%
Allowance for credit losses	(99)	(53)	(152)
Total mortgage loans on real estate	$17,472	$3,611	$21,083

(1) Includes certain mortgage loans on real estate that support our modified coinsurance agreements, where the investment results are passed directly to the reinsurers. As of September 30, 2025, and December 31, 2024, the fair value of such commercial mortgage loans on real estate that were in delinquent status was $20 million and $21 million, respectively.

As of September 30, 2025, there were specifically identified impaired commercial and residential mortgage loans with an aggregate carrying value of $35 million and $82 million, respectively, or less than 1% of total mortgage loans on real estate. As of December 31, 2024, there were specifically identified impaired commercial and residential mortgage loans with an aggregate carrying value of $36 million and $58 million, respectively, or less than 1% of total mortgage loans on real estate.

The total outstanding principal and interest on commercial mortgage loans that were two or more payments delinquent, excluding foreclosures, as of September 30, 2025, and December 31, 2024, was $33 million and $34 million, respectively, or less than 1% of total mortgage loans on real estate. The total outstanding principal and interest on residential mortgage loans that were three or more payments delinquent, excluding foreclosures, as of September 30, 2025, and December 31, 2024, was $40 million and $32 million, respectively, or less than 1% of total mortgage loans on real estate.

The carrying value of mortgage loans on real estate by business segment and Other Operations (in millions) was as follows:

	As of September 30, 2025	As of December 31, 2024
Segment
Annuities	$9,841	$8,783
Life Insurance	3,367	3,527
Group Protection	1,761	1,608
Retirement Plan Services	5,273	5,380
Other Operations	1,988	1,785
Total mortgage loans on real estate	$22,230	$21,083

The composition of commercial mortgage loans (in millions) by property type, geographic region and state is shown below as of September 30, 2025:

	Carrying Value	%		Carrying Value	%
Property Type			State
Apartment	$5,480	31.1%	CA	$4,765	27.1%
Industrial	5,200	29.6%	TX	1,771	10.1%
Office building	3,016	17.2%	FL	1,009	5.7%
Retail	2,785	15.9%	NY	895	5.1%
Other commercial	821	4.7%	PA	887	5.0%
Mixed use	165	0.9%	AZ	872	5.0%
Hotel/motel	103	0.6%	GA	656	3.7%
Total	$17,570	100.0%	MD	650	3.7%
Geographic Region			WA	641	3.6%
Pacific	5,723	32.6%	NC	524	3.0%
South Atlantic	3,716	21.1%	TN	504	2.9%
Middle Atlantic	2,204	12.5%	VA	432	2.5%
West South Central	1,908	10.9%	NJ	421	2.4%
Mountain	1,560	8.9%	UT	398	2.3%
East North Central	1,068	6.1%	OH	322	1.8%
East South Central	601	3.4%	OR	317	1.8%
West North Central	437	2.5%	IL	298	1.7%
New England	353	2.0%	All other states	2,208	12.6%
Total	$17,570	100.0%	Total	$17,570	100.0%

The composition of commercial mortgage loans (in millions) by property type, geographic region and state is shown below as of December 31, 2024:

	Carrying Value	%		Carrying Value	%
Property Type			State
Apartment	$5,551	31.8%	CA	$4,707	26.9%
Industrial	5,033	28.8%	TX	1,693	9.7%
Office building	3,077	17.6%	FL	1,011	5.8%
Retail	2,754	15.8%	AZ	906	5.2%
Other commercial	803	4.6%	PA	899	5.1%
Mixed use	145	0.8%	NY	895	5.1%
Hotel/motel	109	0.6%	WA	673	4.0%
Total	$17,472	100.0%	MD	671	3.8%
Geographic Region			GA	639	3.7%
Pacific	5,683	32.5%	TN	533	3.1%
South Atlantic	3,683	21.1%	NC	471	2.7%
Middle Atlantic	2,199	12.6%	VA	420	2.4%
West South Central	1,829	10.5%	NJ	405	2.3%
Mountain	1,525	8.7%	IL	339	1.9%
East North Central	1,139	6.5%	WI	328	1.9%
East South Central	646	3.7%	OH	323	1.8%
West North Central	448	2.6%	UT	322	1.8%
New England	320	1.8%	All other states	2,237	12.8%
Total	$17,472	100.0%	Total	$17,472	100.0%

The following table shows the principal amount (in millions) of our commercial and residential mortgage loans by year in which the principal is contractually obligated to be repaid:

	As of September 30, 2025
	Commercial	Residential	Total	%
Principal Repayment Year
2025	$322	$238	$560	2.5%
2026	1,413	563	1,976	8.8%
2027	1,847	128	1,975	8.8%
2028	2,222	52	2,274	10.2%
2029	1,922	55	1,977	8.9%
2030 and thereafter	9,980	3,589	13,569	60.8%
Total	$17,706	$4,625	$22,331	100.0%

See Note 3 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for credit losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Annuities	$2	$5	$8	$8
Life Insurance	95	92	258	198
Group Protection	2	1	5	3
Retirement Plan Services	2	2	6	4
Other Operations	–	–	–	1
Total (1)	$101	$100	$277	$214

(1) Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses, not including alternative investments that support reinsurance funds withheld and modified coinsurance agreements where the investment results are passed directly to the reinsurers.

As of September 30, 2025, and December 31, 2024, alternative investments included investments in 381 and 371 different partnerships, respectively, and the portfolio represented approximately 3% of total investments. These amounts do not include alternative investments that support funds withheld and modified coinsurance reinsurance agreements where the investment results are passed directly to the reinsurers. The partnerships do not represent off-balance sheet financing and generally involve several third-party partners. Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and are not material to our liquidity. Alternative investments are accounted for using the equity method of accounting and are included in other investments on the Consolidated Balance Sheets.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net Investment Income
Fixed maturity AFS securities	$1,079	$1,068	$3,207	$3,169
Trading securities	25	31	76	93
Equity securities	3	3	8	17
Mortgage loans on real estate	264	232	774	644
Policy loans	26	21	77	70
Cash and invested cash	81	59	189	138
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	6	5	14	9
Other investments (2)	140	72	374	214
Investment income	1,624	1,491	4,719	4,354
Investment expense	(80)	(75)	(241)	(250)
Net investment income	$1,544	$1,416	$4,478	$4,104

(1) See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2) Includes primarily investment income on alternative investments. See “Alternative Investments” above for additional information.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest Rate Yield
Fixed maturity AFS securities, mortgage loans on
real estate and other, net of investment expenses	4.20%	4.14%	4.13%	4.02%
Commercial mortgage loan prepayment and
bond make-whole premiums	0.02%	0.01%	0.01%	0.01%
Other investments	0.42%	0.22%	0.38%	0.22%
Net investment income yield on invested assets	4.64%	4.37%	4.52%	4.25%

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

Consolidated Sources and Uses of Liquidity and Capital

Our primary sources of liquidity and capital are insurance premiums and fees, investment income, maturities and sales of investments, issuance of debt or other types of securities and policyholder deposits. We also have access to alternative sources of liquidity as discussed below. Our primary uses are to pay policy claims and benefits, to fund commissions and other general operating expenses, to purchase investments, to fund policy surrenders and withdrawals, to pay dividends to our common and preferred stockholders, to repurchase our common stock and to repay debt. Our operating activities provided (used) cash of $(400) million and $(2.2) billion for the nine months ended September 30, 2025 and 2024, respectively. Cash flows from operating activities will fluctuate based on the timing of insurance premiums received and benefit payments to policyholders, as well as other business activities including cash payments on certain derivatives used to hedge exposure to product-related risks.

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

Details underlying the primary sources of the holding company’s liquidity (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Cash Dividends and Return of Capital from Subsidiaries
The Lincoln National Life Insurance Company	$165	$125	$565	$320
Lincoln Investment Management Company	–	40	–	40
Lincoln National Reinsurance Company (Barbados) Limited	50	50	50	50
Total cash dividends and return of capital from subsidiaries	$215	$215	$615	$410

Interest from Subsidiaries
Interest on inter-company notes	$34	$40	$103	$117

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

Our insurance subsidiaries’ regulatory capital levels are affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. For instance, our term products and UL products containing secondary guarantees subject to the NAIC RBC framework require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”) and Actuarial Guideline XXXVIII (“AG38”), respectively. Our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives or reinsurance subsidiaries. Our captive reinsurance and reinsurance subsidiaries provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner and free up capital the insurance subsidiaries can use for any number of purposes, including paying dividends to the holding company. We use long-dated LOCs and debt financing as well as other financing strategies to finance those reserves. Included in the LOCs issued as of September 30, 2025, was $1.7 billion of long-dated LOCs issued to support inter-company reinsurance agreements for term products and UL products containing secondary guarantees. For information on the LOCs, see the credit facilities table in Note 13 in our 2024 Form 10-K. Our captive reinsurance and reinsurance subsidiaries have also issued long-term notes of $3.6 billion to finance a portion of the excess reserves associated with our term and UL products with secondary guarantees as of September 30, 2025; of this amount, $3.0 billion involve exposure to variable interest entities. For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 4 in our 2024 Form 10-K. We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees. LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.

Statutory reserves for variable annuity guaranteed benefit riders and guaranteed benefits on VUL policies, as well as certain components of the NAIC RBC calculation that are impacted by such guaranteed benefits, are sensitive to changes in the equity markets and interest rates, and such statutory reserves and our RBC levels are also affected by the level of account balances relative to the level of any guarantees, product design and reinsurance arrangements. As a result, the relationship between reserve changes and equity market performance is non-linear during any given reporting period. Our insurance subsidiaries cede a portion of the variable annuity guaranteed benefit riders to Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”) through a modified coinsurance agreement. Our variable annuity hedge program mitigates the risk to LNBAR from guaranteed benefit riders and continues to focus on generating sufficient income to fund future claims with a goal of maximizing distributable earnings and explicitly protecting capital. LNL also uses a partial hedge and a third-party reinsurance agreement to mitigate potential capital volatility from guaranteed benefits on VUL policies. Market conditions greatly influence the ultimate capital required due to its effect on the valuation of reserves and supporting derivatives. For more information, see Note 4 in our 2024 Form 10-K.

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

LNC made $162 million and $967 million in capital contributions in cash to subsidiaries for the three and nine months ended September 30, 2025, respectively, including $800 million to LNL in the second quarter of 2025 using proceeds from the Bain Capital transaction. For more information on the Bain Capital transaction, see “Issuance of Common Stock” below and Note 15 herein.

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

LNC made capital contributions in cash to other subsidiaries of zero and $5 million for the three and nine months ended September 30, 2024, respectively.

Debt

Although our subsidiaries currently generate adequate cash flow to meet the needs of our normal operations, periodically LNC may issue debt to maintain ratings and increase liquidity, as well as to fund internal growth, acquisitions and the retirement of its debt. Details underlying our debt activities (in millions) for the nine months ended September 30, 2025, were as follows:

	Beginning Balance	Issuance	Maturities, Repayments and Refinancing	Change in Fair Value Hedges	Other Changes (1)	Ending Balance
Short-Term Debt
Current maturities of long-term debt (2)	$300	$–	$(300)	$–	$–	$–

Long-Term Debt
Senior notes (3)(4)	4,498	500	(299)	21	(86)	4,634
Term loans	150	–	–	–	–	150
Subordinated notes (5)(7)	995	–	(194)	–	–	801
Capital securities (6)(7)	213	–	(26)	–	–	187
Total long-term debt	$5,856	$500	$(519)	$21	$(86)	$5,772

(1)    Includes the non-cash reclassification of long-term debt to current maturities of long-term debt, premium (discount) associated with debt issuance, accretion (amortization) of discounts and premiums, amortization of debt issuance costs and amortization of adjustments from discontinued hedges, as applicable.
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

LNC made interest payments to service debt to third parties of $86 million and $246 million for the three and nine months ended September 30, 2025, respectively, compared to $85 million and $231 million for the three and nine months ended September 30, 2024, respectively.

For additional information about our short-term and long-term debt and our credit facilities, see Note 12 herein and Note 13 in our 2024 Form 10-K.

Preferred Stock

Details underlying preferred stock dividends paid (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Series C preferred stock dividends	$23	$23	$46	$46
Series D preferred stock dividends	11	11	34	34
Total preferred stock dividends	$34	$34	$80	$80

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

Return of Capital to Common Stockholders

One of our primary goals is to provide a return to our common stockholders through share price accretion, dividends and stock repurchases. In determining dividends, the Board of Directors takes into consideration items such as current and expected earnings, capital needs, rating agency considerations and requirements for financial flexibility. The amount and timing of share repurchases depends on key capital ratios, rating agency expectations, the generation of dividends from our subsidiaries and an evaluation of the costs and benefits associated with alternative uses of capital. We did not repurchase any shares of common stock under our buyback program for the nine months ended September 30, 2025 and 2024. For additional information regarding share repurchases, see “Part II – Item 2(c)” below.

Details underlying return of capital to common stockholders (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Dividends to common stockholders	$85	$77	$239	$229
Total cash returned to common stockholders	$85	$77	$239	$229

Alternative Sources of Liquidity

Inter-Company Cash Management Program

To meet short-term liquidity needs that arise in the ordinary course of business, we utilize an inter-company cash management program between LNC and participating subsidiaries whereby participating subsidiaries can borrow cash from or lend cash to LNC. Loans under the inter-company cash management program are permitted under applicable insurance laws subject to certain restrictions. For our Indiana-domiciled insurance subsidiary, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC. As of September 30, 2025, LNC had $139 million of outstanding borrowings from the cash management program related primarily to liquidity management.

Facility Agreement for Senior Notes Issuance

On May 13, 2025, LNC exercised in full its issuance right under the 10-year facility agreement, dated as of August 18, 2020 (the “Trust I Facility Agreement”) with Belrose Funding Trust, a Delaware statutory trust (“Trust I”) and on May 15, 2025, LNC issued $500 million aggregate principal amount of its 2.330% Senior Notes due 2030 (the “2.330% Senior Notes”) to Trust I in exchange for the principal and interest strips of U.S. Treasury securities held by Trust I (the “Trust I Eligible Assets”), which had a fair value of $418 million when the 2.330% Senior Notes were issued. The net proceeds from the issuance of the 2.330% Senior Notes and subsequent sale of the Trust I Eligible Assets were used to early extinguish long-term debt during the second quarter of 2025 pursuant to a tender offer. For more information on the early extinguishment of debt, see “Debt” above and Note 12 herein.

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

Federal Home Loan Bank

Our primary insurance subsidiary, LNL, is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of September 30, 2025, LNL had an estimated maximum borrowing capacity of $7.0 billion under the FHLBI facility and maximum available borrowing based on qualifying assets of $4.6 billion. As of September 30, 2025, LNL had outstanding borrowings of $2.0 billion under this facility reported within payables for collateral on investments on the Consolidated Balance Sheets. Lincoln Life & Annuity Company of New York (“LLANY”) is a member of the Federal Home Loan Bank of New York (“FHLBNY”) with an estimated maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of September 30, 2025, LLANY had no outstanding borrowings under this facility. For additional information, see “Payables for Collateral on Investments” in Note 3.

Repurchase Agreements and Securities Lending Programs

Our insurance and reinsurance subsidiaries had access to $2.6 billion through committed repurchase agreements, of which none was utilized as of September 30, 2025. Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can also access liquidity through securities lending programs and uncommitted repurchase agreements. As of September 30, 2025, our insurance subsidiaries had securities pledged under securities lending agreements and uncommitted repurchase agreements with a carrying value of $172 million and $210 million, respectively. For additional information, see “Payables for Collateral on Investments” in Note 3.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net collateral payable position) and posted with counterparties (when we are in a net collateral receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of September 30, 2025, we were in a net collateral payable position of $8.7 billion compared to $7.1 billion as of December 31, 2024. In the event of adverse changes in fair value of our derivative instruments, we may need to return, post or pledge collateral to counterparties. If we do not have sufficient high quality securities or cash to provide as collateral to counterparties, we have alternative sources of liquidity. In addition to the liquidity from repurchase agreements and FHLB facilities discussed above, we also have a five-year revolving credit facility discussed in Note 13 in our 2024 Form 10-K. For additional information, see “Credit Risk” in Note 5.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the lawsuit captioned Wells Fargo Bank, N.A, solely in its capacity as securities intermediary v. The Lincoln National Life Insurance Company, previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”). On October 7, 2025, we entered into an agreement fully and finally settling the Wells Fargo case, and the Wells Fargo parties filed a stipulation of dismissal of the Wells Fargo case with prejudice.

Reference is made to the lawsuit captioned Donald C. Meade v. Lincoln National Corporation, Ellen Cooper, Dennis Glass, and Randal Freitag (“Defendants”), previously disclosed in our 2024 10-K, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (“Second Quarter 2025 Form 10-Q”). On August 7, 2025, plaintiff informed the court that it would pursue its appellate rights and would not file a second amended complaint. On August 28, 2025, the court entered an Order of Judgment granting Defendants’ motion to dismiss and directing that the amended complaint be dismissed with prejudice. On September 25, 2025, plaintiff filed a Notice to Appeal to the United States Court of Appeals for the Third Circuit in respect of the court’s order of July 24, 2025, and Order of Judgment of August 28, 2025 (including as to all prior opinions and orders that have merged into that order).

Maria Laurino and Ricardo Miller v. The Valley Hospital and Lincoln National Corporation and The Lincoln National Life Insurance Company, et. al., No. 2:25-cv-15263, is a putative class action lawsuit filed on September 4, 2025 in the U.S. District Court for the District of New Jersey. Plaintiffs are participants in Valley Hospital Health System Partnership Plan (the “Plan”), which is the 401(k) defined contribution plan for The Valley Hospital and affiliated entities. Plaintiffs seek to represent all current and former participants and beneficiaries in the Plan since September 4, 2019. Lincoln offers a fixed annuity investment option to Plan participants through its group annuity contract with the Plan. Lincoln also provides recordkeeping and administration services to the Plan. Plaintiffs allege that The Valley Hospital defendants acted in breach of their fiduciary duty, including by maintaining the Plan’s investment in the Lincoln stable value fund when other investment providers are alleged to have provided superior investment alternatives, and by participating in an alleged fiduciary breach by Lincoln. Plaintiffs allege that the Lincoln defendants were fiduciaries to the Plan and were parties in interest to a prohibited transaction under ERISA. The action seeks relief against the Lincoln defendants, including the disgorgement of profits, attorney’s fees and costs, pre-judgment and post-judgment interest and such other equitable or remedial relief as the court deems appropriate. We are vigorously defending this matter.

Reference is made to the tax assessment proceeding captioned Lincoln National Life Insurance Company v. Township of Radnor, previously disclosed in our 2024 Form 10-K and Second Quarter 2025 Form 10-Q. On July 25, 2025, the Township of Radnor (the “Township”) filed a post-trial motion asking the trial court to vacate its July 16, 2025, judgment in favor of The Lincoln National Life Insurance Company (“LNL”), reinstate the assessment subject to accrued statutory interest and enter judgment in favor of the Township. On August 15, 2025, the Township filed a notice of appeal in the Commonwealth Court of Pennsylvania. On the same date, LNL filed a motion to strike the Township’s post-trial motion in the trial court, and the trial court granted LNL’s motion.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following summarizes purchases of equity securities by the Company during the quarter ended September 30, 2025 (dollars in millions, except per share data):

			(c) Total Number	(d) Approximate Dollar
	(a) Total		of Shares	Value of Shares
	Number	(b) Average	Purchased as Part of	that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs (1)	Plans or Programs (1)
7/1/25 – 7/31/25	–	$–	–	$714

8/1/25 – 8/31/25	–	–	–	714

9/1/25 – 9/30/25	–	–	–	714

(1) On November 10, 2021, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.5 billion. As of September 30, 2025, our remaining security repurchase authorization was $714 million. The security repurchase authorization does not have an expiration date. The amount and timing of share repurchases depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital. Our stock repurchases may be effected from time to time through open market purchases or in privately negotiated transactions and may be made pursuant to an accelerated share repurchase agreement or Rule 10b5-1 plan.

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2025, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 142, which is incorporated herein by reference.

LINCOLN NATIONAL CORPORATION
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended September 30, 2025

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
Dated: October 30, 2025