Form 10-Q
period 2026-03-31
LINCOLN NATIONAL CORP
filed 2026-05-07
CIK 59558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
OR
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
Yes ☐   No  ☒

As of May 1, 2026, there were 191,213,197 shares of the registrant’s common stock outstanding.
—————————————————————————————————————————————————————

Lincoln National Corporation

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
LINCOLN NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of	As of
	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value (amortized cost:
2026 - $103,424; 2025 - $101,462 allowance for credit losses: 2026 - $111; 2025 - $110)	$94,200	$93,448
Trading securities	1,552	1,676
Equity securities	475	636
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2026 - $198; 2025 - $199)	22,825	22,472
Policy loans	2,606	2,626
Derivative investments	8,337	9,945
Other investments	8,742	8,105
Total investments	138,737	138,908
Cash and invested cash	7,345	9,502
Deferred acquisition costs, value of business acquired and deferred sales inducements	12,886	12,827
Reinsurance recoverables, net of allowance for credit losses	27,688	28,012
Deposit assets, net of allowance for credit losses	33,597	33,690
Market risk benefit assets	4,303	4,753
Accrued investment income	1,170	1,122
Goodwill	1,144	1,144
Other assets	7,248	7,154
Separate account assets	172,043	180,092
Total assets	$406,161	$417,204
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Policyholder account balances	$135,683	$136,245
Future contract benefits	42,010	42,077
Funds withheld reinsurance liabilities	17,564	17,922
Market risk benefit liabilities	1,127	1,118
Deferred front-end loads	7,804	7,586
Payables for collateral on investments	6,556	7,954
Short-term debt	400	400
Long-term debt	5,969	5,866
Other liabilities	6,793	7,038
Separate account liabilities	172,043	180,092
Total liabilities	395,949	406,298
Contingencies and Commitments (See Note 14)
Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized:
Series C preferred stock – 20,000 shares authorized, issued and outstanding
as of March 31, 2026, and December 31, 2025	493	493
Series D preferred stock – 20,000 shares authorized, issued and outstanding
as of March 31, 2026, and December 31, 2025	493	493
Common stock – 800,000,000 shares authorized; 191,209,768 and 190,051,477 shares
issued and outstanding as of March 31, 2026, and December 31, 2025, respectively	5,602	5,592
Retained earnings	8,091	8,386
Accumulated other comprehensive income (loss)	(4,467)	(4,058)
Total stockholders’ equity	10,212	10,906
Total liabilities and stockholders’ equity	$406,161	$417,204
See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions, except per share data)

	For the Three Months Ended March 31,
	2026	2025
Revenues
Insurance premiums	$1,674	$1,676
Fee income	1,377	1,373
Net investment income	1,605	1,462
Realized gain (loss)	466	11
Other revenues	184	169
Total revenues	5,306	4,691
Expenses
Benefits	2,055	2,068
Policyholder liability remeasurement (gain) loss	(46)	(59)
Interest credited	999	890
Market risk benefit (gain) loss	987	1,293
Commissions and other expenses	1,476	1,368
Interest and debt expense	81	80
Total expenses	5,552	5,640
Income (loss) before taxes	(246)	(949)
Federal income tax expense (benefit)	(74)	(227)
Net income (loss)	(172)	(722)
Other comprehensive income (loss), net of tax:
Unrealized investment gain (loss)	(937)	523
Market risk benefit non-performance risk gain (loss)	442	318
Policyholder liability discount rate remeasurement gain (loss)	86	(111)
Foreign currency translation adjustment	(3)	5
Funded status of employee benefit plans	3	(5)
Total other comprehensive income (loss), net of tax	(409)	730
Comprehensive income (loss)	$(581)	$8

Net Income (Loss) Available to Common Stockholders
Net income (loss)	$(172)	$(722)
Preferred stock dividends declared	(34)	(34)
Net income (loss) available to common stockholders	$(206)	$(756)

Net Income (Loss) Per Common Share
Basic	$(1.08)	$(4.41)
Diluted	(1.10)	(4.41)

Cash Dividends Declared Per Common Share	$0.45	$0.45

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	For the Three Months Ended March 31,
	2026	2025
Preferred Stock
Balance as of beginning-of-year	$986	$986
Balance as of end-of-period	986	986

Common Stock
Balance as of beginning-of-year	5,592	4,674
Stock compensation/issued for benefit plans	10	29
Balance as of end-of-period	5,602	4,703

Retained Earnings
Balance as of beginning-of-year	8,386	7,645
Net income (loss)	(172)	(722)
Preferred stock dividends declared	(34)	(34)
Common stock dividends declared	(89)	(79)
Balance as of end-of-period	8,091	6,810

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	(4,058)	(5,036)
Other comprehensive income (loss), net of tax	(409)	730
Balance as of end-of-period	(4,467)	(4,306)
Total stockholders’ equity as of end-of-period	$10,212	$8,193

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net income (loss)	$(172)	$(722)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Realized (gain) loss	(466)	(11)
Market risk benefit (gain) loss	987	1,293
Sales and maturities (purchases) of trading securities, net	103	71
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads	163	156
Accrued investment income	(33)	(16)
Insurance liabilities and reinsurance-related balances	(307)	(449)
Accrued expenses	(98)	(227)
Federal income tax accruals	(74)	(227)
Other	35	(140)
Net cash provided by (used in) operating activities	138	(272)
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(4,847)	(3,513)
Sales of available-for-sale securities and equity securities	424	300
Maturities of available-for-sale securities	2,595	2,689
Purchases of other investments	(417)	(397)
Sales and repayments of other investments	350	222
Issuance of mortgage loans on real estate	(1,384)	(919)
Repayment and maturities of mortgage loans on real estate	811	502
Repayment (issuance) of policy loans, net	20	(54)
Net change in collateral on investments, certain derivatives and related settlements	(971)	(799)
Other	(35)	(77)
Net cash provided by (used in) investing activities	(3,454)	(2,046)
Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(150)	(300)
Issuance of long-term debt, net of issuance costs	250	–
Payment related to sale-leaseback transactions	(1)	(2)
Payment related to certain financing arrangements	(15)	(14)
Policyholder account balances:
Deposits	4,947	4,434
Withdrawals	(3,232)	(3,129)
Transfers from (to) separate accounts, net	(497)	(73)
Common stock issued for benefit plans	(23)	(4)
Dividends paid to preferred stockholders	(34)	(34)
Dividends paid to common stockholders	(86)	(77)
Net cash provided by (used in) financing activities	1,159	801
Net increase (decrease) in cash and invested cash	(2,157)	(1,517)
Cash and invested cash as of beginning-of-year	9,502	5,801
Cash and invested cash as of end-of-period	$7,345	$4,284

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

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The information contained in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”), should be read in connection with the reading of these interim unaudited consolidated financial statements.

Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized in our 2025 Form 10-K.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Interim results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026. All material inter-company accounts and transactions have been eliminated in consolidation.

Certain amounts presented in the consolidated financial statements for the prior period in this report have been reclassified to conform to the presentation adopted in the current year.

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

2. New Accounting Standards

Future Adoption of Accounting Standards

The following table provides a description of future adoptions of Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board that may have an impact on the consolidated financial statements when adopted. ASUs not listed below were assessed and determined to be either not applicable or insignificant in presentation or amount.

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
ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Topic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
This ASU removes all references to prescriptive and sequential software development stages (referred to as “project stages”) and requires capitalization of software costs when both of the following occur: (i) management has authorized and committed to funding the software project; and (ii) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”).
		January 1, 2028	We are evaluating the impact of this ASU to the consolidated financial statements.

3. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of fixed maturity available-for-sale (“AFS”) securities (in millions) were as follows:

	As of March 31, 2026
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$76,595	$600	$8,873	$38	$68,284
U.S. government bonds	951	5	37	–	919
State and municipal bonds	2,503	14	393	–	2,124
Foreign government bonds	241	15	54	–	202
RMBS	2,195	39	165	6	2,063
CMBS	2,774	7	112	–	2,669
ABS	17,931	94	256	66	17,703
Hybrid and redeemable preferred securities	234	11	8	1	236
Total fixed maturity AFS securities	$103,424	$785	$9,898	$111	$94,200

	As of December 31, 2025
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$76,318	$834	$8,054	$53	$69,045
U.S. government bonds	892	9	32	–	869
State and municipal bonds	2,514	18	385	–	2,147
Foreign government bonds	261	16	51	–	226
RMBS	2,237	45	154	6	2,122
CMBS	2,586	15	99	–	2,502
ABS	16,412	137	217	50	16,282
Hybrid and redeemable preferred securities	242	21	7	1	255
Total fixed maturity AFS securities	$101,462	$1,095	$8,999	$110	$93,448

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of March 31, 2026, were as follows:

	Amortized Cost	Fair Value
Due in one year or less	$5,047	$4,995
Due after one year through five years	20,597	20,161
Due after five years through ten years	12,503	11,999
Due after ten years	42,377	34,610
Subtotal	80,524	71,765
Structured securities (RMBS, CMBS, ABS)	22,900	22,435
Total fixed maturity AFS securities	$103,424	$94,200

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of March 31, 2026
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$23,311	$3,669	$29,704	$5,204	$53,015	$8,873
U.S. government bonds	558	31	36	6	594	37
State and municipal bonds	625	163	965	230	1,590	393
Foreign government bonds	12	2	122	52	134	54
RMBS	569	48	766	117	1,335	165
CMBS	1,048	28	940	84	1,988	112
ABS	8,793	81	2,856	175	11,649	256
Hybrid and redeemable
preferred securities	45	2	54	6	99	8
Total fixed maturity AFS securities	$34,961	$4,024	$35,443	$5,874	$70,404	$9,898

Total number of fixed maturity AFS securities in an unrealized loss position						7,330

	As of December 31, 2025
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$16,727	$3,366	$31,404	$4,688	$48,131	$8,054
U.S. government bonds	427	27	36	5	463	32
State and municipal bonds	582	166	995	219	1,577	385
Foreign government bonds	10	2	135	49	145	51
RMBS	345	39	838	115	1,183	154
CMBS	577	19	956	80	1,533	99
ABS	3,453	37	3,107	180	6,560	217
Hybrid and redeemable
preferred securities	22	2	54	5	76	7
Total fixed maturity AFS securities	$22,143	$3,658	$37,525	$5,341	$59,668	$8,999

Total number of fixed maturity AFS securities in an unrealized loss position						6,089

(1) As of March 31, 2026, and December 31, 2025, we recognized $5 million and $12 million of gross unrealized losses, respectively, in other comprehensive income (loss) (“OCI”) for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of March 31, 2026
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$3,606	$1,070	577
Six months or greater, but less than nine months	904	449	210
Nine months or greater, but less than twelve months	311	165	61
Twelve months or greater	4,935	2,285	868
Total	$9,756	$3,969	1,716

	As of December 31, 2025
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$2,355	$839	445
Six months or greater, but less than nine months	351	163	65
Nine months or greater, but less than twelve months	302	119	99
Twelve months or greater	5,214	2,195	902
Total	$8,222	$3,316	1,511

(1) We may reflect a security in more than one aging category based on various purchase dates.

Our gross unrealized losses on fixed maturity AFS securities increased by $899 million for the three months ended March 31, 2026. As discussed further below, we do not believe the unrealized loss position as of March 31, 2026, required an impairment recognized in earnings as: (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of March 31, 2026, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of March 31, 2026, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to rising interest rates and widening credit spreads since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of March 31, 2026, and December 31, 2025, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of March 31, 2026, and December 31, 2025, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.0 billion and $3.1 billion, respectively, and a fair value of $2.9 billion. Based upon the analysis discussed above, we believe that as of March 31, 2026, and December 31, 2025, we would have recovered the amortized cost of each corporate bond.

As of March 31, 2026, the unrealized losses associated with our mortgage-backed securities and asset-backed securities (“ABS”) were attributable primarily to rising interest rates and widening credit spreads since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of March 31, 2026, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

Credit Loss Impairment on Fixed Maturity AFS Securities

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require an allowance for credit losses. Changes in the allowance for credit losses on fixed maturity AFS securities (in millions), aggregated by investment category, were as follows:

	As of or For the Three Months Ended March 31, 2026
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-year	$53	$6	$50	$1	$110
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	2	–	–	–	2
Additions (reductions) for securities for which
credit losses were previously recognized	7	–	18	–	25
Reductions for disposed securities	(1)	–	(2)	–	(3)
Reductions for securities charged off	(23)	–	–	–	(23)
Balance as of end-of-period (2)	$38	$6	$66	$1	$111

	As of or For the Three Months Ended March 31, 2025
	Corporate Bonds	RMBS	ABS	Hybrids	Total
Balance as of beginning-of-year	$14	$7	$24	$1	$46
Additions from purchases of PCD debt securities (1)	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	7	–	8	–	15
Additions (reductions) for securities for which
credit losses were previously recognized	2	(1)	12	–	13
Reductions for disposed securities	–	–	–	–	–
Reductions for securities charged off	–	–	–	–	–
Balance as of end-of-period (2)	$23	$6	$44	$1	$74

(1) Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.
(2) As of March 31, 2026 and 2025, accrued investment income on fixed maturity AFS securities totaled $954 million and $911 million, respectively, and was excluded from the estimate of credit losses.

Losses from debt instrument modifications were $1 million and $5 million for the three months ended March 31, 2026 and 2025, respectively.

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of March 31, 2026			As of December 31, 2025
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$17,596	$4,992	$22,588	$17,636	$4,628	$22,264
30 to 59 days past due	4	89	93	1	93	94
60 to 89 days past due	–	29	29	5	34	39
90 or more days past due	36	168	204	35	144	179
Allowance for credit losses	(116)	(64)	(180)	(113)	(69)	(182)
Unamortized premium (discount)	(4)	126	122	(4)	115	111
Mark-to-market gains (losses) (1)	(32)	1	(31)	(33)	–	(33)
Total carrying value	$17,484	$5,341	$22,825	$17,527	$4,945	$22,472

(1) Represents the mark-to-market on certain mortgage loans on real estate that support our modified coinsurance agreements, where the investment results are passed directly to the reinsurers, and for which we have elected the fair value option. As of March 31, 2026, the amortized cost and fair value of such mortgage loans on real estate that were in nonaccrual status was $30 million and $19 million, respectively. As of December 31, 2025, the amortized cost and fair value of such mortgage loans on real estate that were in nonaccrual status was $30 million and $20 million, respectively. As of March 31, 2026, and December 31, 2025, there were no such mortgage loans on real estate that were more than 90 days past due and still accruing interest. For additional information, see “Fair Value Option” in Note 13.

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows, excluding certain mortgage loans on real estate that support our modified coinsurance agreements where the investment results are passed directly to the reinsurers:

	As of March 31, 2026	As of December 31, 2025
Commercial mortgage loans on real estate	$6	$5
Residential mortgage loans on real estate	172	148
Total	$178	$153

We use loan-to-value (“LTV”) and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate. The amortized cost of commercial mortgage loans on real estate (dollars in millions) by year of origination and credit quality indicator was as follows:

	As of March 31, 2026
	LTV Less Than 65%	Debt-Service Coverage Ratio	LTV 65% to 75%	Debt-Service Coverage Ratio	LTV Greater Than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2026	$427	1.64	$30	1.38	$1	1.61	$458
2025	1,331	1.81	166	1.41	11	1.20	1,508
2024	1,487	1.68	57	1.41	1	2.06	1,545
2023	1,309	1.87	32	1.39	1	1.17	1,342
2022	1,647	2.23	65	1.64	3	1.21	1,715
2021 and prior	10,970	2.73	85	2.35	9	1.60	11,064
Total	$17,171		$435		$26		$17,632

	As of December 31, 2025
	LTV Less Than 65%	Debt-Service Coverage Ratio	LTV 65% to 75%	Debt-Service Coverage Ratio	LTV Greater Than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2025	$1,322	1.81	$182	1.41	$11	1.20	$1,515
2024	1,496	1.68	66	1.41	1	2.01	1,563
2023	1,332	1.86	33	1.38	1	1.17	1,366
2022	1,706	2.21	76	1.59	5	1.83	1,787
2021	2,208	3.66	37	1.70	26	4.36	2,271
2020 and prior	9,098	2.53	46	1.38	27	1.94	9,171
Total	$17,162		$440		$71		$17,673

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate. The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of March 31, 2026
	Performing	Nonperforming	Total
Origination Year
2026	$393	$1	$394
2025	1,810	11	1,821
2024	1,651	74	1,725
2023	419	21	440
2022	406	35	441
2021 and prior	553	30	583
Total	$5,232	$172	$5,404

	As of December 31, 2025
	Performing	Nonperforming	Total
Origination Year
2025	$1,650	$4	$1,654
2024	1,776	64	1,840
2023	440	21	461
2022	425	33	458
2021	381	14	395
2020 and prior	194	12	206
Total	$4,866	$148	$5,014

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

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	As of or For the Three Months Ended March 31, 2026
	Commercial	Residential	Total
Balance as of beginning-of-year	$113	$69	$182
Additions (reductions) from provision for credit loss
expense (1)	3	(5)	(2)
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Reductions for mortgage loans on real estate charged off	–	–	–
Balance as of end-of-period (2)	$116	$64	$180

	As of or For the Three Months Ended March 31, 2025
	Commercial	Residential	Total
Balance as of beginning-of-year	$99	$53	$152
Additions (reductions) from provision for credit loss
expense (1)	(1)	3	2
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Reductions for mortgage loans on real estate charged off	–	–	–
Balance as of end-of-period (2)	$98	$56	$154

(1) We recognized less than $1 million and $1 million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the three months ended March 31, 2026 and 2025, respectively.
(2) Accrued investment income on mortgage loans on real estate totaled $113 million and $101 million as of March 31, 2026 and 2025, respectively, and was excluded from the estimate of credit losses.

Alternative Investments

As of March 31, 2026, and December 31, 2025, alternative investments included investments in 380 and 384 different partnerships, respectively, and represented approximately 3% of total investments. These amounts do not include alternative investments that support funds withheld and modified coinsurance reinsurance agreements where the investment results are passed directly to the reinsurers.

Impairments on Fixed Maturity AFS Securities

Details underlying credit loss benefit (expense) incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three Months Ended March 31,
	2026	2025
Credit Loss Benefit (Expense)
Fixed maturity AFS securities:
Corporate bonds	$(8)	$(9)
RMBS	–	1
ABS	(16)	(20)
Total credit loss benefit (expense)	$(24)	$(28)

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on the Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of March 31, 2026		As of December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Collateral payable for derivative investments (1)	$6,373	$6,373	$7,809	$7,809
Securities pledged under securities lending agreements (2)	183	177	145	139
Investments pledged for FHLB lending program (3)	–	–	–	–
Total payables for collateral on investments	$6,556	$6,550	$7,954	$7,948

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

We have repurchase agreements through which we can obtain liquidity by pledging securities. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our repurchase program is typically invested in fixed maturity AFS securities. Lincoln National Corporation guarantees the obligations of certain reinsurance subsidiaries under certain repurchase agreements. As of March 31, 2026 and December 31, 2025, we were not participating in any open repurchase agreements.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Three Months Ended March 31,
	2026	2025
Collateral payable for derivative investments	$(1,436)	$(1,655)
Securities pledged under securities
lending agreements	38	10
Securities pledged under repurchase agreements	–	57
Investments pledged for FHLB lending program	–	(150)
Total increase (decrease) in payables for
collateral on investments	$(1,398)	$(1,738)

We have elected not to offset our securities lending transactions in the consolidated financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of March 31, 2026
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$175	$–	$–	$–	$175
Foreign government bonds	4	–	–	–	4
Equity securities	4	–	–	–	4
Total gross secured borrowings	$183	$–	$–	$–	$183

	As of December 31, 2025
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$130	$–	$–	$–	$130
Foreign government bonds	5	–	–	–	5
Equity securities	10	–	–	–	10
Total gross secured borrowings	$145	$–	$–	$–	$145

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the consolidated financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of March 31, 2026, we had not received any collateral and, therefore, had not sold or repledged any collateral under these agreements.

We also accept collateral from derivative counterparties in the form of securities that we are permitted to sell or re-pledge. As of March 31, 2026, the fair value of this collateral received that we are permitted to sell or re-pledge was $1.6 billion, and we had re-pledged $31 million of this collateral to cover our collateral requirements.

Assets Pledged as Collateral

We pledge assets as collateral in connection with derivative, securities lending and repurchase agreements, funding agreements issued pursuant to funding agreement backed repurchase agreements (“FABRs”), membership obligations with the FHLB and regulatory deposits. See “Payables for Collateral on Investments” above and “Funding Agreements – FABR Funding Agreements” in Note 10 for additional information. Assets pledged as collateral at carrying value as reported on the Consolidated Balance Sheets were as follows:

	As of March 31, 2026	As of December 31, 2025
Fixed maturity AFS securities	$3,642	$3,578
Trading securities	14	14
Equity securities	4	10
Mortgage loans on real estate	1,666	1,217
Other investments	50	71
Cash and invested cash	356	65
Total assets pledged as collateral	$5,732	$4,955

Investment Commitments

As of March 31, 2026, our investment commitments were $4.3 billion, which included $3.0 billion of limited partnerships (“LPs”), $831 million of mortgage loans on real estate, $285 million of private placement securities and $210 million of asset-backed variable interest entities (“VIEs”).

Concentrations of Financial Instruments

As of March 31, 2026, our most significant investments in one issuer were our investments in securities issued by the Federal National Mortgage Association and the U.S. Treasury with a fair value of $932 million and $900 million, respectively, or 1% of total investments. As of December 31, 2025, our most significant investments in one issuer were our investments in securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation with a fair value of $951 million and $595 million, respectively, or 1% and less than 1% of total investments, respectively.

As of March 31, 2026, and December 31, 2025, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $14.1 billion and $14.2 billion, respectively, or 10% of total investments, and our investments in securities in the consumer non-cyclical industry with a fair value of $13.1 billion and $13.2 billion, respectively, or 9% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

4. Variable Interest Entities

Consolidated VIEs

Asset information (dollars in millions) for the consolidated VIEs included on the Consolidated Balance Sheets was as follows:

	As of March 31, 2026			As of December 31, 2025
	Number of Instruments	Notional/Par Amounts	Carrying Value	Number of Instruments	Notional/Par Amounts	Carrying Value
Assets
Asset-backed VIE	1	$390	$390	1	$210	$210

There were no gains or losses for consolidated VIEs recognized on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2026 and 2025.

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

Limited Partnerships and Limited Liability Companies

We invest in certain LPs and limited liability companies (“LLCs”) that we have concluded are VIEs. Our exposure to loss is limited to the capital we invest in the LPs and LLCs. We do not hold any substantive kick-out or participation rights in the LPs and LLCs, and we do not receive any performance fees or decision maker fees from the LPs and LLCs. Based on our analysis of the LPs and LLCs, other than the asset-backed VIE discussed above, we are not the primary beneficiary of the VIEs as we do not have the power to direct the most significant activities of the LPs and LLCs. The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on the Consolidated Balance Sheets and were $5.7 billion and $5.8 billion as of March 31, 2026, and December 31, 2025, respectively.

Sponsored Investment Funds

We invest in certain closed-end funds that we have concluded are VIEs as the equity holders lack power through voting rights to direct the activities of the entity that most significantly impact its economic performance. We determined that we are not the primary beneficiary of the VIEs as we do not have the power to influence the decisions that are most impactful to the performance of the VIE, and we do not receive all of the economics of the VIE. Our exposure to loss is limited to the capital we invest in the funds. The carrying amounts of our investments in these funds are recognized in equity securities on the Consolidated Balance Sheets and were $161 million and $135 million as of March 31, 2026, and December 31, 2025, respectively.

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

Primary Risks Managed by Derivatives

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of March 31, 2026			As of December 31, 2025
	Notional Amounts	Fair Value		Notional Amounts	Fair Value
		Asset	Liability		Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1,570	$8	$10	$1,300	$12	$7
Foreign currency contracts (1)	4,974	472	87	4,922	380	125
Total cash flow hedges	6,544	480	97	6,222	392	132
Fair value hedges:
Interest rate contracts (1)	833	1	7	833	1	–
Foreign currency contracts (1)	25	–	1	25	–	2
Total fair value hedges	858	1	8	858	1	2
Non-Qualifying Hedges
Interest rate contracts (1)	88,019	124	326	84,814	64	321
Foreign currency contracts (1)	322	14	3	289	12	4
Equity market contracts (1)	164,036	12,886	4,845	238,623	15,560	5,685
Credit contracts (1)	239	–	–	17	–	–
Embedded derivatives:
Reinsurance-related (2)	–	–	92	–	–	289
RILA, fixed indexed annuity
and IUL contracts (3)	–	1,332	13,444	–	1,369	15,115
Total derivative instruments	$260,018	$14,837	$18,815	$330,823	$17,398	$21,548

(1) These asset and liability balances are presented on a gross basis. Amounts are reported in derivative investments and other liabilities on the Consolidated Balance Sheets after the evaluation for right of offset subject to master netting agreements.
(2) Reported in funds withheld reinsurance liabilities on the Consolidated Balance Sheets.
(3) Reported in policyholder account balances and deposit assets on the Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of March 31, 2026
	Less Than 1 Year	1 - 5 Years	6 - 10 Years	11 - 30 Years	Over 30 Years	Total
Interest rate contracts (1)	$18,494	$26,227	$16,603	$27,298	$1,800	$90,422
Foreign currency contracts (2)	218	1,657	1,627	1,777	42	5,321
Equity market contracts	96,298	55,709	9,887	6	2,136	164,036
Credit contracts	–	110	129	–	–	239
Total derivative instruments
with notional amounts	$115,010	$83,703	$28,246	$29,081	$3,978	$260,018

(1) As of March 31, 2026, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was September 25, 2030.
(2) As of March 31, 2026, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 16, 2061.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	Amortized Cost of the Hedged Assets (Liabilities)		Cumulative Fair Value Hedging Adjustment Included in the Amortized Cost of the Hedged Assets (Liabilities)
	As of March 31, 2026	As of December 31, 2025	As of March 31, 2026	As of December 31, 2025
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value (1)	$642	$645	$19	$21
Long-term debt (2)	(987)	(989)	(112)	(114)

(1) Includes $21 million of unamortized adjustments from discontinued hedges as of March 31, 2026, and December 31, 2025.
(2) Includes $(274) million and $(278) million of unamortized adjustments from discontinued hedges as of March 31, 2026, and December 31, 2025, respectively.

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Three Months Ended March 31,
	2026	2025
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$450	$638
Other comprehensive income (loss):
Unrealized holding gains (losses):
Cash flow hedges:
Interest rate contracts	(7)	5
Foreign currency contracts	69	168
Change in foreign currency exchange rate adjustment	76	(153)
Income tax benefit (expense)	(30)	(4)
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Foreign currency contracts (1)	15	15
Interest rate contracts (2)	2	3
Foreign currency contracts (3)	1	3
Income tax benefit (expense)	(4)	(4)
Balance as of end-of-period	$544	$637

(1) The OCI offset is reported within net investment income on the Consolidated Statements of Comprehensive Income (Loss).
(2) The OCI offset is reported within interest and debt expense on the Consolidated Statements of Comprehensive Income (Loss).
(3) The OCI offset is reported within realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income For the Three Months Ended March 31,
	2026			2025
	Realized Gain (Loss)	Net Investment Income	Interest and Debt Expense	Realized Gain (Loss)	Net Investment Income	Interest and Debt Expense
Total Line Items in which the
Effects of Fair Value or
Cash Flow Hedges are Recorded	$466	$1,605	$81	$11	$1,462	$80

Qualifying Hedges
Gain or (loss) on fair value hedging
relationships:
Interest rate contracts:
Hedged items	–	(1)	(2)	–	11	(15)
Derivatives designated as hedging
instruments	–	1	2	–	(11)	15
Foreign currency contracts:
Hedged items	–	(1)	–	–	1	–
Derivatives designated as hedging
instruments	–	1	–	–	(1)	–
Gain or (loss) on cash flow hedging
relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified
from AOCI into income	–	–	2	–	–	3
Foreign currency contracts:
Amount of gain or (loss) reclassified
from AOCI into income	1	15	–	3	15	–

Non-Qualifying Hedges
Interest rate contracts	27	–	–	82	–	–
Foreign currency contracts	1	–	–	(1)	–	–
Equity market contracts	(995)	–	–	(1,143)	–	–
Credit contracts	–	–	–	1	–	–
Embedded derivatives:
Reinsurance-related	197	–	–	(108)	–	–
RILA, fixed indexed annuity and IUL
contracts	1,584	–	–	1,654	–	–

As of March 31, 2026, $71 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. The reclassification is impacted by both interest rates and foreign currency forward rates, as the cash flow hedges affecting the reclassification include interest rate swaps and foreign currency swaps.

For the three months ended March 31, 2026 and 2025, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

As of March 31, 2026, and December 31, 2025, we did not have any exposure related to CDSs for which we are the seller.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk. The non-performance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of March 31, 2026, the non-performance risk adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under nearly all of our ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of March 31, 2026, or December 31, 2025.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of March 31, 2026		As of December 31, 2025
	Collateral Posted by Counterparty	Collateral Posted to Counterparty	Collateral Posted by Counterparty	Collateral Posted to Counterparty
S&P Credit Rating of Counterparty
AA-	$2,072	$(129)	$2,868	$(4)
A+	3,836	(182)	4,612	(15)
A	43	–	64	–
A-	401	–	240	–
Total cash collateral	$6,352	$(311)	$7,784	$(19)

Balance Sheet Offsetting

Information related to the effects of offsetting on the Consolidated Balance Sheets (in millions) was as follows:

	As of March 31, 2026
	Derivative Instruments	Embedded Derivative Instruments	Total
Financial Assets
Gross amount of recognized assets	$13,317	$1,332	$14,649
Gross amounts offset	(4,980)	–	(4,980)
Net amount of assets	8,337	1,332	9,669
Gross amounts not offset:
Cash collateral	(6,352)	–	(6,352)
Non-cash collateral (1)	(1,985)	–	(1,985)
Net amount	$–	$1,332	$1,332

Financial Liabilities
Gross amount of recognized liabilities	$299	$13,536	$13,835
Gross amounts offset	(188)	–	(188)
Net amount of liabilities	111	13,536	13,647
Gross amounts not offset:
Cash collateral (2)	(111)	–	(111)
Net amount	$–	$13,536	$13,536

(1) Excludes excess non-cash collateral received of $975 million, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.
(2) Excludes excess cash collateral pledged of $200 million and excess non-cash collateral pledged of $344 million, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

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

6. DAC, VOBA, DSI and DFEL

The following table reconciles deferred acquisition costs (“DAC”), value of business acquired (“VOBA”) and deferred sales inducements (“DSI”) (in millions) to the Consolidated Balance Sheets:

	As of March 31,	As of December 31,
	2026	2025
DAC, VOBA and DSI
Variable Annuities	$4,143	$4,112
Fixed Annuities	504	478
Traditional Life	1,295	1,308
UL and Other	6,434	6,421
Group Protection	196	198
Retirement Plan Services	306	304
Other Operations	8	6
Total DAC, VOBA and DSI	$12,886	$12,827

The following table reconciles deferred front-end loads (“DFEL”) (in millions) to the Consolidated Balance Sheets:

	As of March 31,	As of December 31,
	2026	2025
DFEL
Variable Annuities	$261	$264
UL and Other	7,485	7,265
Other Operations (1)	58	57
Total DFEL	$7,804	$7,586

(1) Represents DFEL reported in Other Operations attributable to the indemnity reinsurance agreement with Protective that is excluded from the following tables. We reported $58 million and $57 million of ceded DFEL in reinsurance recoverables on the Consolidated Balance Sheets as of March 31, 2026, and December 31, 2025, respectively.

The following tables summarize the changes in DAC (in millions):

	As of or For the Three Months Ended March 31, 2026
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$4,008	$452	$1,281	$6,057	$198	$242
Deferrals	142	46	24	106	30	5
Amortization	(108)	(19)	(35)	(83)	(32)	(4)
Balance as of end-of-period	$4,042	$479	$1,270	$6,080	$196	$243

	As of or For the Three Months Ended March 31, 2025
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$3,851	$394	$1,335	$5,916	$178	$242
Deferrals	136	10	21	94	32	5
Amortization	(97)	(16)	(37)	(79)	(29)	(5)
Balance as of end-of-period	$3,890	$388	$1,319	$5,931	$181	$242

DAC amortization expense of $281 million and $263 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2026 and 2025, respectively.

The following tables summarize the changes in VOBA (in millions):

	As of or For the Three Months Ended March 31, 2026
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$12	$27	$339
Amortization	–	(2)	(10)
Balance as of end-of-period	$12	$25	$329

	As of or For the Three Months Ended March 31, 2025
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$13	$35	$375
Amortization	(1)	(2)	(9)
Balance as of end-of-period	$12	$33	$366

VOBA amortization expense of $12 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2026 and 2025, respectively. No additions or write-offs were recorded for each respective period.

The following tables summarize the changes in DSI (in millions):

	As of or For the Three Months Ended March 31, 2026
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$104	$14	$25	$62
Deferrals	–	–	–	1
Amortization	(3)	(1)	–	–
Balance as of end-of-period	$101	$13	$25	$63

	As of or For the Three Months Ended March 31, 2025
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$113	$16	$27	$42
Deferrals	–	–	–	4
Amortization	(2)	–	(1)	–
Balance as of end-of-period	$111	$16	$26	$46

DSI amortization expense of $4 million and $3 million was recorded in interest credited on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2026 and 2025, respectively.

The following tables summarize the changes in DFEL (in millions):

	As of or For the Three Months Ended March 31, 2026		As of or For the Three Months Ended March 31, 2025
	Variable Annuities	UL and Other	Variable Annuities	UL and Other
Balance as of beginning-of-year	$264	$7,265	$273	$6,406
Deferrals	3	315	3	279
Amortization	(6)	(95)	(6)	(98)
Balance as of end-of-period	261	7,485	270	6,587
Less: reinsurance recoverables	–	221	–	237
Balance as of end-of-period, net of reinsurance	$261	$7,264	$270	$6,350

DFEL amortization of $101 million and $104 million was recorded in fee income on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2026 and 2025, respectively.

7. Reinsurance

Fortitude Re

Effective October 1, 2023, we entered into two reinsurance agreements with Fortitude Reinsurance Company Ltd. (“Fortitude Re”), an authorized Bermuda reinsurer with reciprocal jurisdiction reinsurer status in Indiana, to reinsure certain blocks of in-force UL with secondary guarantees (“ULSG”), MoneyGuard® and fixed annuity products, including group pension annuities. Fortitude Re represents our largest reinsurance exposure as of March 31, 2026, and December 31, 2025.

The first agreement was structured as a coinsurance treaty between us and Fortitude Re for the ULSG and fixed annuities blocks. As significant insurance risk was transferred for ULSG products and life-contingent annuities, amounts recoverable from Fortitude Re were $10.5 billion and $10.6 billion as of March 31, 2026, and December 31, 2025, respectively. We reported a deferred loss on the transaction of $2.5 billion as of March 31, 2026, and December 31, 2025. We amortized $24 million and $23 million of the deferred loss during the three months ended March 31, 2026 and 2025, respectively. Annuities that are not life-contingent do not contain significant insurance risk; therefore, we reported deposit assets for these contracts of $2.3 billion and $2.4 billion as of March 31, 2026, and December 31, 2025, respectively.

The second agreement was structured as coinsurance with funds withheld for the MoneyGuard block; however, as we retained significant insurance risk under the agreement, we reported deposit assets of $8.6 billion and $8.5 billion as of March 31, 2026, and December 31, 2025, respectively. In this coinsurance with funds withheld reinsurance agreement, we as the ceding company withhold, and therefore retain, the assets backing the deposit assets. We held investments with a carrying value of $8.5 billion and $8.9 billion in support of reserves associated with the Fortitude Re transaction in a funds withheld arrangement as of March 31, 2026, and December 31, 2025, respectively, which consisted of the following (in millions):

	As of March 31,	As of December 31,
	2026	2025
Fixed maturity AFS securities	$7,132	$7,325
Derivative investments	13	21
Other investments	1,252	1,388
Cash and invested cash	42	88
Accrued investment income	87	88
Other assets	2	–
Total	$8,528	$8,910

8. MRBs

The following table reconciles market risk benefits (“MRBs”) (in millions) to MRB assets and MRB liabilities on the Consolidated Balance Sheets:

	As of March 31, 2026			As of December 31, 2025
	Assets	Liabilities	Net (Assets) Liabilities	Assets	Liabilities	Net (Assets) Liabilities

Variable Annuities	$4,210	$957	$(3,253)	$4,655	$940	$(3,715)
Fixed Annuities	49	168	119	51	175	124
Retirement Plan Services	44	2	(42)	47	3	(44)
Total MRBs	$4,303	$1,127	$(3,176)	$4,753	$1,118	$(3,635)

The following table summarizes the balances of and changes in net MRB (assets) liabilities (in millions):

	As of or For the Three Months Ended March 31, 2026			As of or For the Three Months Ended March 31, 2025
	Variable Annuities	Fixed Annuities	Retirement Plan Services	Variable Annuities	Fixed Annuities	Retirement Plan Services

Balance as of beginning-of-year	$(3,715)	$124	$(44)	$(3,804)	$32	$(42)
Less: Effect of cumulative changes in
non-performance risk	366	(35)	1	(153)	(33)	–
Balance as of beginning-of-year, before the effect
of changes in non-performance risk	(4,081)	159	(45)	(3,651)	65	(42)
Issuances	–	–	–	5	–	–
Attributed fees collected	375	8	2	373	8	1
Benefit payments	(7)	–	–	(6)	–	–
Effect of changes in interest rates	8	(6)	1	396	39	1
Effect of changes in equity markets	340	8	1	456	2	2
Effect of changes in equity index volatility	82	–	–	31	–	–
In-force updates and other changes in MRBs (1)	199	8	–	59	(2)	1
Balance as of end-of-period, before the effect of
changes in non-performance risk	(3,084)	177	(41)	(2,337)	112	(37)
Effect of cumulative changes in
non-performance risk	(169)	(58)	(1)	(539)	(48)	(2)
Balance as of end-of-period	(3,253)	119	(42)	(2,876)	64	(39)
Less: Ceded MRB assets (liabilities)	(327)	–	–	(312)	–	–
Balance as of end-of-period, net of reinsurance	$(2,926)	$119	$(42)	$(2,564)	$64	$(39)

Weighted-average age of policyholders (years)	73	71	64	73	70	63
Net amount at risk (2)	$2,652	$425	$3	$2,518	$255	$4

(1) Consists primarily of changes in MRB assets and liabilities due to aggregation impacts related to fund performance and other assumptions and the impact of changes in actual to expected policyholder behavior.
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

9. Separate Accounts

The following table presents the fair value of separate account assets (in millions) reported on the Consolidated Balance Sheets by major investment category:

	As of March 31,	As of December 31,
	2026	2025
Mutual funds and collective investment trusts:
Equity funds:
Domestic	$79,084	$84,274
International	17,480	18,262
Other equity funds	1,566	1,505
Balanced funds	44,550	46,561
Bond funds	23,927	24,164
Money market funds	2,190	2,096
Other funds	1,505	1,491
Exchange-traded funds	239	323
Fixed maturity AFS securities	170	164
Cash and invested cash	70	35
Other investments	1,262	1,217
Total separate account assets	$172,043	$180,092

The following table reconciles separate account liabilities (in millions) to the Consolidated Balance Sheets:

	As of March 31,	As of December 31,
	2026	2025
Variable Annuities	$116,716	$122,945
UL and Other	33,237	34,038
Retirement Plan Services	22,031	23,047
Other Operations (1)	59	62
Total separate account liabilities	$172,043	$180,092

(1) Represents separate account liabilities reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($51 million and $53 million as of March 31, 2026, and December 31, 2025, respectively) that are excluded from the following tables.

The following table summarizes the balances of and changes in separate account liabilities (in millions):

	As of or For the Three Months Ended March 31, 2026			As of or For the Three Months Ended March 31, 2025
	Variable Annuities	UL and Other	Retirement Plan Services	Variable Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$122,945	$34,038	$23,047	$117,998	$28,841	$21,541
Gross deposits	1,354	416	560	1,557	353	627
Withdrawals	(4,600)	(216)	(1,002)	(3,915)	(204)	(902)
Policyholder assessments	(667)	(252)	(49)	(656)	(246)	(46)
Change in market performance	(3,140)	(681)	(518)	(1,798)	(624)	(478)
Net transfers from (to) general account	824	(68)	(7)	449	(14)	(34)
Balance as of end-of-period	$116,716	$33,237	$22,031	$113,635	$28,106	$20,708

Cash surrender value	$115,301	$30,835	$22,018	$112,239	$23,577	$20,695

10. Policyholder Account Balances

The following table reconciles policyholder account balances (in millions) to the Consolidated Balance Sheets:

	As of March 31,	As of December 31,
	2026	2025
Variable Annuities	$39,143	$40,060
Fixed Annuities	28,974	28,728
UL and Other	35,723	35,986
Retirement Plan Services	23,694	23,843
Other (1)	8,149	7,628
Total policyholder account balances	$135,683	$136,245

(1) Represents policyholder account balances reported primarily in Other Operations attributable to the indemnity reinsurance agreements with Protective ($3.5 billion as of March 31, 2026, and December 31, 2025) and funding agreements ($4.4 billion and $3.7 billion as of March 31, 2026, and December 31, 2025, respectively). See “Funding Agreements” below for more information.

The following table summarizes the balances and changes in policyholder account balances (in millions):

	As of or For the Three Months Ended March 31, 2026
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$40,060	$28,728	$35,986	$23,843
Gross deposits	1,869	718	837	880
Withdrawals	(920)	(616)	(403)	(1,279)
Policyholder assessments	(1)	(15)	(1,095)	(5)
Net transfers from (to) separate account	(651)	–	68	86
Interest credited	230	256	357	169
Change in fair value of embedded derivative
instruments and other	(1,444)	(97)	(27)	–
Balance as of end-of-period	$39,143	$28,974	$35,723	$23,694

Weighted-average crediting rate	2.3%	3.6%	4.0%	2.8%
Net amount at risk (1)(2)	$2,652	$425	$292,048	$3
Cash surrender value	37,757	27,669	32,385	23,657

	As of or For the Three Months Ended March 31, 2025
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$35,267	$25,963	$36,599	$23,619
Gross deposits	1,369	873	865	811
Withdrawals	(612)	(947)	(445)	(1,330)
Policyholder assessments	–	(15)	(1,104)	(4)
Net transfers from (to) separate account	(287)	–	14	211
Interest credited	199	210	356	172
Change in fair value of embedded derivative
instruments and other	(1,566)	(45)	(65)	–
Balance as of end-of-period	$34,370	$26,039	$36,220	$23,479

Weighted-average crediting rate	2.3%	3.2%	3.9%	2.9%
Net amount at risk (1)(2)	$2,518	$255	$299,107	$4
Cash surrender value	33,108	24,935	32,645	23,443

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

The following table presents policyholder account balances (in millions) by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between the interest being credited to policyholders and the respective guaranteed contract minimums:

	As of March 31, 2026
	At Guaranteed Minimum	1-50 Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$–	$–	$–	$–	$–	$–
1.01% - 2.00%	5	–	–	–	4	9
2.01% - 3.00%	451	–	–	–	–	451
3.01% - 4.00%	1,088	–	–	–	–	1,088
4.01% and above	5	–	–	–	–	5
Other (1)	–	–	–	–	–	37,590
Total	$1,549	$–	$–	$–	$4	$39,143

Fixed Annuities
Up to 1.00%	$136	$676	$412	$120	$2,184	$3,528
1.01% - 2.00%	171	236	95	53	8,462	9,017
2.01% - 3.00%	1,271	85	1	2	62	1,421
3.01% - 4.00%	793	–	–	–	–	793
4.01% and above	155	–	–	–	–	155
Other (1)	–	–	–	–	–	14,060
Total	$2,526	$997	$508	$175	$10,708	$28,974

UL and Other
Up to 1.00%	$266	$–	$242	$32	$716	$1,256
1.01% - 2.00%	517	–	–	–	2,624	3,141
2.01% - 3.00%	6,172	8	156	–	–	6,336
3.01% - 4.00%	14,294	–	1	–	–	14,295
4.01% and above	3,402	–	–	–	–	3,402
Other (1)	–	–	–	–	–	7,293
Total	$24,651	$8	$399	$32	$3,340	$35,723

Retirement Plan Services
Up to 1.00%	$686	$681	$551	$3,838	$6,548	$12,304
1.01% - 2.00%	533	1,424	1,319	168	506	3,950
2.01% - 3.00%	1,582	25	489	3	–	2,099
3.01% - 4.00%	3,750	75	7	7	–	3,839
4.01% and above	1,502	–	–	–	–	1,502
Total	$8,053	$2,205	$2,366	$4,016	$7,054	$23,694

	As of March 31, 2025
	At Guaranteed Minimum	1-50 Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$9	$–	$–	$–	$–	$9
1.01% - 2.00%	3	–	–	–	7	10
2.01% - 3.00%	495	–	–	–	–	495
3.01% - 4.00%	1,197	–	–	–	–	1,197
4.01% and above	7	–	–	–	–	7
Other (1)	–	–	–	–	–	32,652
Total	$1,711	$–	$–	$–	$7	$34,370

Fixed Annuities
Up to 1.00%	$201	$855	$459	$229	$2,266	$4,010
1.01% - 2.00%	223	202	146	161	5,908	6,640
2.01% - 3.00%	1,499	33	1	2	38	1,573
3.01% - 4.00%	930	–	–	–	–	930
4.01% and above	166	–	–	–	–	166
Other (1)	–	–	–	–	–	12,720
Total	$3,019	$1,090	$606	$392	$8,212	$26,039

UL and Other
Up to 1.00%	$261	$–	$231	$31	$453	$976
1.01% - 2.00%	541	–	–	–	2,976	3,517
2.01% - 3.00%	6,483	9	152	–	–	6,644
3.01% - 4.00%	14,972	–	1	–	–	14,973
4.01% and above	3,525	–	–	–	–	3,525
Other (1)	–	–	–	–	–	6,585
Total	$25,782	$9	$384	$31	$3,429	$36,220

Retirement Plan Services
Up to 1.00%	$573	$312	$725	$3,498	$5,766	$10,874
1.01% - 2.00%	477	996	1,847	451	662	4,433
2.01% - 3.00%	1,743	542	3	1	–	2,289
3.01% - 4.00%	4,193	107	8	11	–	4,319
4.01% and above	1,564	–	–	–	–	1,564
Total	$8,550	$1,957	$2,583	$3,961	$6,428	$23,479

(1) Consists of indexed account balances that include the fair value of embedded derivative instruments, non-life contingent payout annuity account balances, short-term dollar cost averaging annuities business and policy loans.

Funding Agreements

The following summarizes the types of funding agreements issued by The Lincoln National Life Insurance Company (“LNL”):

FABN Program

LNL established a $5.0 billion funding agreement-backed notes (“FABN”) program in 2024 pursuant to which LNL may issue unsecured funding agreements to an unaffiliated and unconsolidated special purpose statutory trust (the “Trust”) that will then issue medium-term notes for which payment of interest and principal is secured by such funding agreement. LNL had funding agreements issued under the program totaling $1.9 billion as of March 31, 2026, compared to $1.5 billion as of December 31, 2025, with original maturities ranging from three to five years.

FABR Funding Agreements

LNL may issue funding agreements in connection with FABRs. Under an FABR, an unaffiliated and unconsolidated special-purpose entity enters into a repurchase agreement with a bank and uses the proceeds of the repurchase agreement to purchase funding agreements from LNL that are secured by portfolios of assets pledged to the special-purpose entity. LNL had secured funding agreements issued totaling $800 million as of March 31, 2026, and December 31, 2025, with original maturities of five years. See “Assets Pledged as Collateral” in Note 3 for information on pledged assets.

FHLB Funding Agreements

LNL is a member of the FHLB of Indianapolis (“FHLBI”) and, through membership, has the ability to issue funding agreements. We had FHLB funding agreements outstanding of $1.7 billion as of March 31, 2026, compared to $1.5 billion as of December 31, 2025, with original maturities of one year or less. The funding agreements are secured by a portfolio of assets pledged to the FHLB. See “Assets Pledged as Collateral” in Note 3 for information on pledged assets.

11. Future Contract Benefits

The following table reconciles future contract benefits (in millions) to the Consolidated Balance Sheets:

	As of March 31,	As of December 31,
	2026	2025
Payout Annuities (1)	$1,990	$2,037
Traditional Life (1)	3,703	3,755
Group Protection (2)	5,793	5,836
UL and Other (3)	18,308	17,948
Other Operations (4)	8,995	9,179
Other (5)	3,221	3,322
Total future contract benefits	$42,010	$42,077

(1) See “LFPB” below for further information.
(2) See “Liability for Future Claims” below for further information.
(3) See “Additional Liabilities for Other Insurance Benefits” below for further information.
(4) Represents future contract benefits reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($5.3 billion and $5.4 billion as of March 31, 2026, and December 31, 2025, respectively) and Swiss Re ($2.0 billion as of March 31, 2026, and December 31, 2025) that are excluded from the following tables.
(5) Represents other miscellaneous reserves that are not representative of long-duration contracts, primarily related to participating traditional life insurance contracts and incurred but not reported and in course of settlement life insurance liabilities, and are excluded from the following tables.

LFPB

The liability for future policy benefits (“LFPB”) represents reserves associated with our limited payment life-contingent annuities and non-participating traditional life insurance contracts (i.e., term insurance). The reserve is the net of present value of expected future policy benefits less present value of expected net premiums as summarized in the following table (in millions, except years):

	As of or For the Three Months Ended March 31, 2026		As of or For the Three Months Ended March 31, 2025
	Payout Annuities	Traditional Life	Payout Annuities	Traditional Life

Present Value of Expected Net Premiums
Balance as of beginning-of-year	$–	$5,351	$–	$5,873
Less: Effect of cumulative changes in discount
rate assumptions	–	(90)	–	(275)
Beginning balance at original discount rate	–	5,441	–	6,148
Effect of actual variances from expected experience (1)	–	(7)	–	(48)
Adjusted balance as of beginning-of-year	–	5,434	–	6,100
Issuances	–	72	–	64
Interest accrual	–	56	–	62
Net premiums collected	–	(177)	–	(192)
Flooring impact of LFPB	–	(11)	–	(5)
Ending balance at original discount rate	–	5,374	–	6,029
Effect of cumulative changes in discount
rate assumptions	–	(155)	–	(196)
Balance as of end-of-period	$–	$5,219	$–	$5,833

Present Value of Expected Future Policy Benefits
Balance as of beginning-of-year	$2,037	$9,106	$2,009	$9,647
Less: Effect of cumulative changes in discount
rate assumptions	(182)	(144)	(251)	(438)
Beginning balance at original discount rate (2)	2,219	9,250	2,260	10,085
Effect of actual variances from expected experience (1)	(3)	(31)	(1)	(55)
Adjusted balance as of beginning-of-year	2,216	9,219	2,259	10,030
Issuances	18	72	22	64
Interest accrual	22	92	22	99
Benefit payments	(55)	(199)	(49)	(234)
Ending balance at original discount rate (2)	2,201	9,184	2,254	9,959
Effect of cumulative changes in discount
rate assumptions	(211)	(262)	(221)	(305)
Balance as of end-of-period	$1,990	$8,922	$2,033	$9,654

Net balance as of end-of-period	$1,990	$3,703	$2,033	$3,821
Less: Reinsurance recoverables	1,389	261	1,478	360
Net balance as of end-of-period, net of reinsurance	$601	$3,442	$555	$3,461

Weighted-average duration of future policyholder
benefit liability (years)	8	8	9	9

(1) For the three months ended March 31, 2026, the Traditional Life actual to expected reserve impact on expected net premiums was attributable primarily to mortality, which unfavorably impacted the liability by $7 million; and the actual to expected reserve impact on expected future policy benefits was attributable primarily to mortality and policyholder behavior, which favorably impacted the liability by $23 million and $8 million, respectively. For the three months ended March 31, 2025, the Traditional Life actual to expected reserve impact on expected net premiums was attributable primarily to policyholder behavior and mortality, which unfavorably impacted the liability by $43 million and $5 million, respectively; and the actual to expected reserve impact on expected future policy benefits was attributable primarily to policyholder behavior, which favorably impacted the liability by $58 million, which was partially offset by $3 million primarily related to mortality. For the three months ended March 31, 2026 and 2025, Payout Annuities did not have any significantly different actual experience compared to expected.
(2) Includes deferred profit liability within Payout Annuities of $94 million, $92 million, $65 million and $62 million as of March 31, 2026, December 31, 2025, March 31, 2025 and December 31, 2024, respectively.

The following table summarizes the discounted and undiscounted expected future gross premiums and expected future benefit payments (in millions):

	As of March 31, 2026		As of March 31, 2025
	Undiscounted	Discounted	Undiscounted	Discounted
Payout Annuities
Expected future gross premiums	$–	$–	$–	$–
Expected future benefit payments	3,243	1,990	3,408	2,033
Traditional Life
Expected future gross premiums	13,004	8,973	13,807	9,447
Expected future benefit payments	12,885	8,922	14,129	9,654

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended March 31,
	2026	2025
Payout Annuities
Gross premiums	$17	$23
Interest accretion	22	22
Traditional Life
Gross premiums	303	314
Interest accretion	36	37

The following table summarizes the weighted-average interest rates:

	For the Three Months Ended March 31,
	2026	2025
Payout Annuities
Interest accretion rate	4.0%	4.0%
Current discount rate	5.3%	5.2%
Traditional Life
Interest accretion rate	5.0%	5.0%
Current discount rate	4.9%	4.9%

Liability for Future Claims

The liability for future claims represents reserves associated with our group long-term disability and life waiver products. The following table summarizes the balances of and changes in liability for future claims (in millions, except years):

	Group Protection
	As of or For the Three Months Ended March 31,
	2026	2025
Balance as of beginning-of-year	$5,836	$5,628
Less: Effect of cumulative changes in discount
rate assumptions	(363)	(550)
Beginning balance at original discount rate	6,199	6,178
Effect of actual variances from expected experience (1)	(47)	(72)
Adjusted beginning-of-year balance	6,152	6,106
New incidence	377	402
Interest	55	50
Benefit payments	(380)	(371)
Ending balance at original discount rate	6,204	6,187
Effect of cumulative changes in discount
rate assumptions	(411)	(475)
Balance as of end-of-period	5,793	5,712
Less: Reinsurance recoverables	123	121
Balance as of end-of-period, net of reinsurance	$5,670	$5,591

Weighted-average duration of liability for future
claims (years)	5	5

(1) Generally, the experience exhibited for the Group Protection business relates to morbidity and, to a lesser extent, mortality. Group Protection long-duration products have limited exposure to lapse risk, as the liabilities for future claims are limited to those associated with claim reserves. For the three months ended March 31, 2026 and 2025, morbidity comprised substantially all of the favorable effect of actual variances from expected experience, as our claims experience was more favorable than assumed.

The following table summarizes the discounted and undiscounted expected future benefit payments (in millions):

	As of March 31, 2026		As of March 31, 2025
	Undiscounted	Discounted	Undiscounted	Discounted
Group Protection
Expected future benefit payments	$7,537	$5,793	$7,413	$5,712

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended March 31,
	2026	2025
Group Protection
Gross premiums	$914	$933
Interest accretion	55	50

The following table summarizes the weighted-average interest rates:

	For the Three Months Ended March 31,
	2026	2025
Group Protection
Interest accretion rate	3.6%	3.4%
Current discount rate	5.0%	4.9%

Additional Liabilities for Other Insurance Benefits

Additional liabilities for other insurance benefits represent reserves associated with our UL and VUL contracts with secondary guarantees, including MoneyGuard®. The following table summarizes the balances of and changes in additional liabilities for other insurance benefits (in millions, except years):

	UL and Other
	As of or For the Three Months Ended March 31,
	2026	2025
Balance as of beginning-of-year	$17,948	$16,062
Less: Effect of cumulative changes in shadow
balance in AOCI	(2,191)	(2,673)
Balance as of beginning-of-year, excluding
shadow balance in AOCI	20,139	18,735
Effect of actual variances from expected experience (1)(2)	63	23
Adjusted beginning-of-year balance	20,202	18,758
Interest accrual	248	228
Net assessments collected	318	293
Benefit payments	(304)	(200)
Balance as of end-of-period, excluding shadow
balance in AOCI	20,464	19,079
Effect of cumulative changes in shadow
balance in AOCI	(2,156)	(2,377)
Balance as of end-of-period	18,308	16,702
Less: Reinsurance recoverables	5,582	5,316
Balance as of end-of-period, net of reinsurance	$12,726	$11,386

Weighted-average duration of additional liabilities
for other insurance benefits (years)	16	16

(1) For the three months ended March 31, 2026, the actual to expected reserve impact was attributable primarily to mortality, which unfavorably impacted the liability by $56 million. For the three months ended March 31, 2025, the liability was not impacted by significant actual to expected experience attributable to either mortality or policyholder behavior.
(2) For the three months ended March 31, 2026 and 2025, the effect of actual variances from expected experience, net of reinsurance, was $33 million and $11 million, respectively.

The following table summarizes the gross assessments and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended March 31,
	2026	2025
UL and Other
Gross assessments	$781	$700
Interest accretion	248	228

The following table summarizes the weighted-average interest rates:

	For the Three Months Ended March 31,
	2026	2025
UL and Other
Interest accretion rate	5.4%	5.4%

12. Debt

Changes in long-term debt, excluding current portion, (in millions) were as follows:

For the Three
Months Ended
March 31,
2026
Balance as of beginning-of-year	$5,866
Refinance variable-rate term loan (1)	100
Unamortized discounts	4
Unamortized debt issuance costs	1
Unamortized adjustments from discontinued hedges	(4)
Fair value hedge on interest rate swap agreements	2
Balance as of end-of-period	$5,969

(1) On March 30, 2026, we refinanced our $150 million variable-rate term loan due 2027 into a $250 million variable-rate term loan due March 30, 2031. The term loan uses a Secured Overnight Financing Rate-based interest rate, plus an applicable credit spread of 125 basis points as of March 31, 2026.

Credit Facility

On March 27, 2026, we entered into an amended and restated credit agreement with a syndicate of banks, which amended and restated our existing five-year revolving amended and restated credit agreement dated as of December 21, 2023. The credit agreement, which is unsecured, allows for the issuance of letters of credit (“LOCs”) and borrowing of up to $2.0 billion and has a commitment termination date of March 27, 2031. The LOCs under the credit facility are used primarily to satisfy reserve credit requirements of (i) our domestic insurance companies for which reserve credit is provided by our affiliated reinsurance companies and (ii) certain ceding companies of our legacy reinsurance business. Lincoln National Corporation guarantees the obligations of its subsidiaries under the credit agreement. As of March 31, 2026, there were $61 million of LOCs issued, and no amount was drawn on the issued LOCs.

The credit agreement, as currently in effect, contains:

•Customary terms and conditions, including covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets;

•Financial covenants including maintenance of a minimum consolidated net worth equal to the sum of $9.932 billion plus 50% of the aggregate net proceeds of equity issuances received by us after December 31, 2025, all as more fully set forth in the agreement; and a debt-to- capital ratio as defined in accordance with the agreement not to exceed 0.35 to 1.00;
•A cap on secured non-operating indebtedness and non-operating indebtedness of our subsidiaries equal to 7.5% of total capitalization, as defined in accordance with the agreement; and
•Customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default.

Upon an event of default, the credit agreement, as currently in effect, provides that, among other things, the commitments may be terminated and the loans then outstanding may be declared due and payable. As of March 31, 2026, we were in compliance with all such covenants.

13. Fair Value of Financial Instruments

Financial Instruments Carried at Fair Value

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of March 31, 2026
	Asset (Liability) Measurement in the			Total
	Fair Value Hierarchy			Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$–	$65,002	$3,282	$68,284
U.S. government bonds	900	19	–	919
State and municipal bonds	–	2,124	–	2,124
Foreign government bonds	–	202	–	202
RMBS	–	2,063	–	2,063
CMBS	–	2,566	103	2,669
ABS	–	13,550	4,153	17,703
Hybrid and redeemable preferred securities	31	123	82	236
Trading securities	–	1,329	223	1,552
Equity securities (1)	38	243	33	314
Mortgage loans on real estate	–	–	198	198
Derivative investments (2)	–	13,436	69	13,505
Other investments – short-term investments	–	165	28	193
MRB assets	–	–	4,303	4,303
Other assets:
Ceded MRBs	–	–	2	2
Indexed annuity ceded embedded derivatives	–	–	1,332	1,332
Separate account assets	367	171,676	–	172,043
Total assets	$1,336	$272,498	$13,808	$287,642

Liabilities
Policyholder account balances – RILA, fixed annuity
and IUL contracts	$–	$–	$(13,444)	$(13,444)
Funds withheld reinsurance liabilities – reinsurance-related
embedded derivatives	–	160	(252)	(92)
MRB liabilities	–	–	(1,127)	(1,127)
Other liabilities:
Ceded MRBs	–	–	(329)	(329)
Derivative liabilities (2)	–	(5,145)	(134)	(5,279)
Total liabilities	$–	$(4,985)	$(15,286)	$(20,271)

	As of December 31, 2025
	Asset (Liability) Measurement in the			Total
	Fair Value Hierarchy			Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$–	$65,132	$3,913	$69,045
U.S. government bonds	849	20	–	869
State and municipal bonds	–	2,147	–	2,147
Foreign government bonds	–	226	–	226
RMBS	–	2,122	–	2,122
CMBS	–	2,417	85	2,502
ABS	–	12,698	3,584	16,282
Hybrid and redeemable preferred securities	32	140	83	255
Trading securities	–	1,347	329	1,676
Equity securities (1)	234	234	33	501
Mortgage loans on real estate	–	–	199	199
Derivative investments (2)	–	16,001	28	16,029
Other investments – short-term investments	–	193	1	194
MRB assets	–	–	4,753	4,753
Other assets:
Ceded MRBs	–	–	2	2
Indexed annuity ceded embedded derivatives	–	–	1,369	1,369
Separate account assets	383	179,709	–	180,092
Total assets	$1,498	$282,386	$14,379	$298,263

Liabilities
Policyholder account balances – RILA, fixed annuity
and IUL contracts	$–	$–	$(15,115)	$(15,115)
Funds withheld reinsurance liabilities – reinsurance-related
embedded derivatives	–	145	(434)	(289)
MRB liabilities	–	–	(1,118)	(1,118)
Other liabilities:
Ceded MRBs	–	–	(359)	(359)
Derivative liabilities (2)	–	(6,008)	(136)	(6,144)
Total liabilities	$–	$(5,863)	$(17,162)	$(23,025)

(1) Total investments included in the fair value hierarchy exclude certain closed-end funds that are measured at estimated fair value using the NAV per share (or its equivalent) practical expedient. The estimated fair value of such investments was $161 million and $135 million as of March 31, 2026, and December 31, 2025, respectively.
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

	For the Three Months Ended March 31, 2026
			Gains	Issuances,	Transfers
	Beginning	Items	(Losses)	Sales,	Into or	Ending
	Asset	Included	in	Maturities,	Out	Asset
	(Liability)	in	OCI	Settlements,	of	(Liability)
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$3,913	$(14)	$(30)	$133	$(720)	$3,282
CMBS	85	–	(1)	28	(9)	103
ABS	3,584	(7)	(39)	607	8	4,153
Hybrid and redeemable preferred
securities	83	–	(1)	–	–	82
Trading securities	329	(2)	–	(82)	(22)	223
Equity securities	33	(3)	–	3	–	33
Mortgage loans on real estate	199	1	(1)	(1)	–	198
Other investments – short-term
investments	1	–	–	27	–	28
Other assets:
Ceded MRBs (3)	2	–	–	–	–	2
Indexed annuity ceded embedded
derivatives (4)	1,369	(19)	–	(18)	–	1,332
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	$(15,115)	$1,604	$–	$67	$–	$(13,444)
Funds withheld reinsurance
liabilities – reinsurance-related
embedded derivatives (4)	(434)	182	–	–	–	(252)
Other liabilities:
Ceded MRBs (3)	(359)	30	–	–	–	(329)
Derivative liabilities, net	(108)	1	–	42	–	(65)

	For the Three Months Ended March 31, 2025
			Gains	Issuances,	Transfers
	Beginning	Items	(Losses)	Sales,	Into or	Ending
	Asset	Included	in	Maturities,	Out	Asset
	(Liability)	in	OCI	Settlements,	of	(Liability)
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$2,702	$(13)	$(2)	$104	$22	$2,813
RMBS	1	–	–	7	–	8
CMBS	8	–	–	22	–	30
ABS	2,092	(21)	17	473	57	2,618
Hybrid and redeemable preferred
securities	63	–	–	18	–	81
Trading securities	259	2	–	–	20	281
Equity securities	34	(6)	–	7	–	35
Mortgage loans on real estate	232	(1)	2	(1)	–	232
Other investments – short-term
investments	23	–	–	(8)	–	15
Other assets:
Ceded MRBs (3)	2	–	–	–	–	2
Indexed annuity ceded embedded
derivatives (4)	1,115	(24)	–	1	–	1,092
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	$(12,449)	$1,676	$–	$(34)	$–	$(10,807)
Funds withheld reinsurance
liabilities – reinsurance-related
embedded derivatives (4)	(234)	(89)	–	–	–	(323)
Other liabilities:
Ceded MRBs (3)	(381)	67	–	–	–	(314)
Derivative liabilities, net	(136)	27	–	–	–	(109)

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, (in millions) as reported above:

	For the Three Months Ended March 31, 2026
	Issuances	Sales	Maturities	Settlements	Calls	Total
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$262	$(14)	$–	$(92)	$(23)	$133
CMBS	28	–	–	–	–	28
ABS	793	–	–	(162)	(24)	607
Trading securities	–	(12)	–	(5)	(65)	(82)
Equity securities	3	–	–	–	–	3
Mortgage loans on real estate	–	–	–	(1)	–	(1)
Derivative investments	42	–	–	–	–	42
Other investments – short-term investments	28	–	(1)	–	–	27
Other assets – indexed annuity ceded
embedded derivatives	–	–	–	(18)	–	(18)
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	$(359)	$–	$–	$426	$–	$67

	For the Three Months Ended March 31, 2025
	Issuances	Sales	Maturities	Settlements	Calls	Total
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$246	$(45)	$–	$(97)	$–	$104
RMBS	7	–	–	–	–	7
CMBS	22	–	–	–	–	22
ABS	594	–	(10)	(95)	(16)	473
Hybrid and redeemable preferred
securities	20	(2)	–	–	–	18
Trading securities	50	(42)	–	(8)	–	–
Equity securities	8	(1)	–	–	–	7
Mortgage loans on real estate	–	(1)	–	–	–	(1)
Other investments – short-term investments	2	–	(10)	–	–	(8)
Other assets – indexed annuity ceded
embedded derivatives	27	–	–	(26)	–	1
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	$(234)	$–	$–	$200	$–	$(34)

The following summarizes changes in unrealized gains (losses) included in net income (loss) related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three Months Ended March 31,
	2026	2025
Investments:
Trading securities (1)	$(2)	$(3)
Equity securities (1)	(4)	(6)
Mortgage loans on real estate (1)	1	(1)
Derivative investments, net (1)	(34)	12
MRBs, net (2)	(994)	(1,299)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (1)	182	(89)
Embedded derivatives – indexed annuity
and IUL contracts, net (1)	368	169

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

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three Months Ended March 31,
	2026	2025
Investments:
Fixed maturity AFS securities:
Corporate bonds	$(38)	$(10)
CMBS	(1)	–
ABS	(39)	16
Hybrid and redeemable preferred
securities	(1)	–
Mortgage loans on real estate	(1)	2

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three Months Ended March 31, 2026			For the Three Months Ended March 31, 2025
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$56	$(776)	$(720)	$22	$–	$22
CMBS	–	(9)	(9)	–	–	–
ABS	24	(16)	8	57	–	57
Trading securities	–	(22)	(22)	20	–	20

Transfers into and out of Level 3 are generally the result of observable market information on financial instruments no longer being available or becoming available to our pricing vendors. For the three months ended March 31, 2026 and 2025, transfers in and out of Level 3 were attributable primarily to the financial instruments’ observable market information no longer being available or becoming available.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of March 31, 2026:

							Weighted
							Average
	Fair	Valuation	Significant	Assumption or			Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS
securities:
Corporate bonds	$322	Discounted cash flow	Liquidity/duration adjustment (2)	0.0%	–	6.5%	1.9%
ABS	7	Discounted cash flow	Liquidity/duration adjustment (2)	1.6%	–	1.6%	1.6%
CMBS	40	Discounted cash flow	Liquidity/duration adjustment (2)	1.9%	–	2.0%	1.9%
Hybrid and redeemable
preferred securities	40	Discounted cash flow	Liquidity/duration adjustment (2)	1.7%	–	2.0%	1.9%
Equity securities	4	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	–	4.5%	4.5%
MRB assets	4,303	Discounted cash flow	Lapse (3)	1.0%	–	30.0%	(10)
			Utilization of GLB withdrawals (4)	85.0%	–	100.0%	93.0%
			Claims utilization factor (5)	50.0%	–	100.0%	(10)
			Premiums utilization factor (5)	80.0%	–	115.0%	(10)
			Non-performance risk (6)	0.3%	–	2.3%	1.8%
			Mortality (7)			(9)	(10)
			Volatility (8)	1.0%	–	27.0%	14.9%
Other assets:
Ceded MRBs (11)	2
Indexed annuity
ceded embedded
derivatives	1,332	Discounted cash flow	Lapse (3)	0.0%	–	9.0%	(10)
			Mortality (7)			(9)	(10)
Liabilities
Policyholder account
balances – indexed annuity
contracts embedded
derivatives	$(13,462)	Discounted cash flow	Lapse (3)	0.0%	–	9.0%	(10)
			Mortality (7)			(9)	(10)
MRB liabilities	(1,127)	Discounted cash flow	Lapse (3)	1.0%	–	30.0%	(10)
			Utilization of GLB withdrawals (4)	85.0%	–	100.0%	93.0%
			Claims utilization factor (5)	50.0%	–	100.0%	(10)
			Premiums utilization factor (5)	80.0%	–	115.0%	(10)
			Non-performance risk (6)	0.3%	–	2.3%	1.8%
			Mortality (7)			(9)	(10)
			Volatility (8)	1.0%	–	27.0%	14.9%
Other liabilities – ceded
MRBs (11)	(329)

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

The embedded derivative liability associated with Fortitude Re was excluded from the above table. As discussed in Note 7, this embedded derivative liability was created through a coinsurance with funds withheld reinsurance agreement where the investments supporting the reinsurance agreement were withheld by us and continue to be reported on the Consolidated Balance Sheets. This reinsurance-related embedded derivative is valued as a total return swap with reference to the fair value of the investments held by us. Accordingly, the unobservable inputs utilized in the valuation of the reinsurance-related embedded derivative are a component of the investments supporting the reinsurance agreement that are reported on the Consolidated Balance Sheets.

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

The fair value and aggregate contractual principal for mortgage loans on real estate where the fair value option was elected (in millions) were as follows:

	As of March 31,	As of December 31,
	2026	2025
Fair value	$198	$199
Aggregate contractual principal	229	231

For information on current and past due composition and accruing status for loans where we have elected the fair value option, see Note 3.

Financial Instruments Not Carried at Fair Value

The following summarizes the fair value by the fair value hierarchy levels and the carrying amount of our financial instruments not carried at fair value (in millions):

	As of March 31, 2026
	Asset (Liability) Measurement in the			Total
	Fair Value Hierarchy			Fair	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value	Amount
Assets
Investments:
Mortgage loans on real estate	$–	$–	$22,057	$22,057	$22,627
Other investments	–	1,090	6,261	7,351	7,351
Policy loans	–	2,606	–	2,606	2,606

Liabilities
Policyholder account balances – certain investment
contracts	$–	$–	$(35,870)	$(35,870)	$(44,028)
Policyholder account balances – funding agreements	–	(4,364)	–	(4,364)	(4,399)
Short-term debt	–	(397)	–	(397)	(400)
Long-term debt	–	(5,466)	–	(5,466)	(5,969)
Funds withheld reinsurance-related liabilities – excluding
embedded derivatives	–	–	(17,472)	(17,472)	(17,472)

	As of December 31, 2025
	Asset (Liability) Measurement in the			Total
	Fair Value Hierarchy			Fair	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value	Amount
Assets
Investments:
Mortgage loans on real estate	$–	$–	$21,756	$21,756	$22,273
Other investments	–	962	5,759	6,721	6,721
Policy loans	–	2,626	–	2,626	2,626

Liabilities
Policyholder account balances – certain investment
contracts	$–	$–	$(36,710)	$(36,710)	$(43,793)
Policyholder account balances – funding agreements	–	(3,778)	–	(3,778)	(3,749)
Short-term debt	–	(399)	–	(399)	(400)
Long-term debt	–	(5,605)	–	(5,605)	(5,866)
Funds withheld reinsurance-related liabilities – excluding
embedded derivatives	–	–	(17,633)	(17,633)	(17,633)

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

Mortgage Loans on Real Estate

The fair value of mortgage loans on real estate, excluding mortgage loans accounted for using the fair value option, is established using a discounted cash flow method based on internal quality rating, maturity and future income. The ratings for mortgages in good standing are based on occupancy, debt-service coverage, LTV and forecasted tenancy. The fair value for impaired mortgage loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price or the fair value of the collateral if the loan is collateral dependent. The inputs used to measure the fair value of our mortgage loans on real estate, excluding mortgage loans accounted for using the fair value option, are classified as Level 3 within the fair value hierarchy.

Other Investments

The carrying value of our assets classified as other investments, excluding short-term investments, approximates fair value. Other investments include primarily LPs and other privately held investments that are accounted for using the equity method of accounting and the carrying value is based on our proportional share of the net assets of the LPs. Other investments also include FHLB stock, which is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value, and the investments in corporate-owned universal life insurance and variable universal life insurance, which are recorded at cash surrender value and not required to be included in the table above. The inputs used to measure the fair value of our LPs, other privately held investments and FHLB stock are classified as Level 3 within the fair value hierarchy. The remaining assets in other investments include cash collateral receivables and securities that are not LPs or other privately held investments. The inputs used to measure the fair value of these assets are classified as Level 2 within the fair value hierarchy.

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

Policyholder Account Balances – Certain Investment Contracts

Policyholder account balances include account balances of certain investment contracts that exclude significant mortality or morbidity risk. The fair value of the account balances of certain investment contracts is based on a discounted cash flow model as of the balance sheet date. The inputs used to measure the fair value of these policyholder account balances are classified as Level 3 within the fair value hierarchy.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of March 31, 2026.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of March 31, 2026, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $70 million, after-tax. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Cost of Insurance and Other Litigation

Cost of Insurance Litigation

Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company, filed in the U.S. District Court for the District of Connecticut, No. 3:16-cv-00827, is a putative class action that was served on LNL on June 8, 2016. Plaintiff is the owner of a universal life insurance policy who alleges that LNL charged more for non-guaranteed cost of insurance than permitted by the policy. Plaintiff seeks to represent all universal life and variable universal life policyholders who owned policies containing non-guaranteed cost of insurance provisions that are similar to those of plaintiff’s policy and seeks damages on behalf of all such policyholders. On January 11, 2019, the court dismissed plaintiff’s complaint in its entirety. In response, plaintiff filed a motion for leave to amend the complaint, which, on September 25, 2023, the court granted in part and denied in part. Plaintiff filed an amended complaint on October 10, 2023. On March 7, 2024, the parties entered into a provisional settlement agreement that encompasses policies that are at issue in this case, which also includes all policies at issue in the lawsuits captioned Iwanski v. First Penn-Pacific Life Insurance Company, TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company and Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, each of which are described below. The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024, and on September 4, 2024, the court granted preliminary approval of the provisional settlement. On December 16, 2024, the court heard oral argument on the issue of whether to grant final approval of the provisional settlement. On June 16, 2025, the court granted final approval of the provisional settlement and on June 18, 2025, entered final judgment and dismissed the case. On July 16, 2025, plaintiffs in the Iwanski, TVPX ARS INC. and Vida cases appealed the final approval of the provisional settlement to the U.S. Court of Appeals for the Second Circuit. The provisional settlement, which is subject to the outcome of the appeal, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in Iwanski, TVPX ARS INC. and Vida). As of March 31, 2026, the total provisional settlement amount of $147.5 million, pre-tax, remains accrued.

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

EFG Bank AG, Cayman Branch, et al. v. The Lincoln National Life Insurance Company, No. 17-cv-02592-GJP (E.D. Pa.), filed on February 1, 2017; Brighton Trustees, LLC, et al. v. The Lincoln National Life Insurance Company, No. 2:23-cv-2251-GJP (E.D. Pa.), filed on April 20, 2023 (and transferred to the U.S. District Court for the Eastern District of Pennsylvania on June 12, 2023); and Ryan K. Crayne, on behalf of and as trustee for Carlton Peak Trust v. The Lincoln National Life Insurance Company, No. 2:24-cv-00053-GJP, filed on November 17, 2023 (and transferred to the U.S. District Court for the Eastern District of Pennsylvania on January 4, 2024) are consolidated civil actions pending in the Eastern District of Pennsylvania. In each case other than Crayne, plaintiffs purport to own universal life insurance policies or interests in universal life insurance policies originally issued by Jefferson-Pilot (now LNL). In Crayne, plaintiffs purport to own litigation claims concerning universal life policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs in each case allege that LNL breached the terms of policyholders’ contracts when it increased non-guaranteed cost of insurance rates beginning in 2016 (or, in Brighton Trustees, in 2016 and 2017). On April 28, 2026, we entered into an agreement with plaintiffs in each case on certain material terms of settlement, subject to final documentation.

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

Tax Assessment Proceeding

Lincoln National Life Insurance Company v. Township of Radnor, originally pending in the Court of Common Pleas of Delaware County, Pennsylvania Civil Division, No. 2022-001894, started as a de novo appeal filed by LNL on March 21, 2022, regarding a September 30, 2021, Notice of Tax Assessment issued by the Township of Radnor (the “Township”) to LNL for additional business privilege tax for the years 2014-2019/2020 estimate. The assessment was based on an audit undertaken by a third-party auditor and consultant to the Township, following a periodic business review of LNL undertaken by the same individual in 2018. The assessment is comprised of taxes, interest and penalties for the period in question. LNL filed a motion for summary judgment that was denied by the court. The trial of this matter was held in the fourth quarter of 2024. On July 16, 2025, the trial court entered judgment in favor of LNL. On August 15, 2025, the Township filed a notice of appeal in the Commonwealth Court of Pennsylvania.

Reinsurance Disputes

Certain reinsurers have in the past sought, and may in the future seek, rate increases on certain yearly renewable term agreements. We may initiate legal proceedings, as necessary, under these agreements in order to protect our contractual rights. Additionally, reinsurers have in the past initiated, and may in the future initiate, legal proceedings against us.

State Guaranty Fund Assessments

State guaranty associations levy assessments on insurance companies doing business within their jurisdictions to cover policyholder losses from insolvent or impaired insurance companies. Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. We accrue the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life & Health Insurance Guaranty Associations and the amount of premiums written in each state. We reported the undiscounted expected state guaranty fund assessment liability within other liabilities on the Consolidated Balance Sheets of $45 million as of March 31, 2026, and December 31, 2025. The actual amount of assessments levied against us in connection with insurance company insolvencies may vary from this estimate. Future guaranty fund assessments are expected to be paid based on anticipated funding periods for each guaranty association obligation. In addition, we reported the related receivable for expected future state premium tax recoveries within other assets on the Consolidated Balance Sheets of $88 million and $86 million as of March 31, 2026, and December 31, 2025, respectively. Premium tax recoveries are expected to be realized based on regulations set forth by the various state taxing authorities. The balance sheet position as of March 31, 2026, and December 31, 2025, nets to recoveries of $43 million and $41 million, respectively.

PHL Variable Insurance Company, a Connecticut-domiciled life insurer, and its subsidiaries Concord Re, Inc. and Palisado Re, Inc., (collectively, “PHL”) has been in a court-supervised rehabilitation proceeding since May 20, 2024. As reported to the Connecticut Superior Court on December 31, 2025, the Connecticut Insurance Commissioner, acting in the capacity of the rehabilitator for PHL, has determined that a rehabilitation plan is not feasible and that any resolution of PHL’s liabilities is expected to require a liquidation order with a finding of insolvency in order to trigger state guaranty association coverage. As of March 31, 2026, we have not recorded a liability specific to PHL because the amount and timing of any assessments are not reasonably estimable.

15. Shares and Stockholders’ Equity

Preferred Shares

Preferred stock authorized, issued and outstanding (number of shares) was as follows:

	As of March 31, 2026			As of December 31, 2025
	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
9.250% Fixed Rate Reset Non-Cumulative
Preferred Stock, Series C	20,000	20,000	20,000	20,000	20,000	20,000
9.000% Non-Cumulative Preferred Stock, Series D	20,000	20,000	20,000	20,000	20,000	20,000
Not designated	9,960,000	–	–	9,960,000	–	–
Total preferred shares	10,000,000	40,000	40,000	10,000,000	40,000	40,000

The per share and aggregate dividends declared for preferred stock by series (in millions except per share data) was as follows:

	For the Three Months Ended March 31,
	2026		2025
	Dividend	Aggregate	Dividend	Aggregate
Series	Per Share	Dividend	Per Share	Dividend
Series C	$1,156.25	$23	$1,156.25	$23
Series D	562.50	11	562.50	11
Total	$1,718.75	$34	$1,718.75	$34

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Three Months Ended March 31,
	2026	2025
Common Stock
Balance as of beginning-of-year	190,051,477	170,380,646
Stock compensation/issued for benefit plans	1,158,291	314,520
Balance as of end-of-period	191,209,768	170,695,166

Our common stock is without par value.

Earnings Per Share

The calculation of earnings per share (“EPS”) was as follows (in millions except per share data):

	For the Three Months Ended March 31,
	2026	2025
Net income (loss) available to common stockholders – basic	$(206)	$(756)
Deferred units of LNC stock in our
deferred compensation plans (1)	(5)	–
Net income (loss) available to common
stockholders – diluted	$(211)	$(756)

Weighted-average shares, as used in basic calculation	191,891,461	171,321,440
Incremental common shares from assumed exercise or
issuance of stock-based incentive compensation awards	3,879,235	2,765,580
Average deferred compensation shares (1)	725,848	–
Weighted-average shares, as used in diluted calculation (2)	196,496,544	174,087,020

Net income (loss) per share:
Basic	$(1.08)	$(4.41)
Diluted	(1.10)	(4.41)
(1)    We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to all or a portion of their deferral amounts. This obligation is settled in either cash or LNC stock pursuant to the applicable plan document. We exclude deferred units of LNC stock that are antidilutive from our diluted EPS calculation.
(2)     Due to reporting a net loss for the three months ended March 31, 2026 and 2025, basic shares were used in the diluted EPS calculation for these periods as the use of diluted shares would have resulted in a lower loss per share. Additionally, the diluted EPS calculation for the three months ended March 31, 2026, reflects the assumed settlement of certain deferred units of LNC stock in our deferred compensation plans.

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our EPS, such options will be shown in the table above.

AOCI

The following summarizes the components and changes in AOCI (in millions):

	As of or For the Three Months Ended March 31,
	2026	2025
Unrealized Gain (Loss) on Fixed Maturity AFS Securities and Certain
Other Investments
Balance as of beginning-of-year	$(4,413)	$(6,239)
Unrealized holding gains (losses)	(1,222)	744
Change in foreign currency exchange rate adjustment	(78)	156
Change in future contract benefits and policyholder account balances,
net of reinsurance	(19)	(326)
Income tax benefit (expense)	278	(121)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(13)	(90)
Income tax benefit (expense)	3	19
Balance as of end-of-period	$(5,444)	$(5,715)
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$450	$638
Unrealized holding gains (losses)	62	173
Change in foreign currency exchange rate adjustment	76	(153)
Income tax benefit (expense)	(30)	(4)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	18	21
Income tax benefit (expense)	(4)	(4)
Balance as of end-of-period	$544	$637
Market Risk Benefit Non-Performance Risk Gain (Loss)
Balance as of beginning-of-year	$(262)	$146
OCI before reclassification	560	403
Income tax benefit (expense)	(118)	(85)
Balance as of end-of-period	$180	$464
Policyholder Liability Discount Rate Remeasurement Gain (Loss)
Balance as of beginning-of-year	$480	$744
OCI before reclassification	109	(141)
Income tax benefit (expense)	(23)	30
Balance as of end-of-period	$566	$633
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(18)	$(29)
OCI before reclassification	(3)	5
Balance as of end-of-period	$(21)	$(24)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(295)	$(296)
OCI before reclassification	3	(5)
Balance as of end-of-period	$(292)	$(301)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended March 31,
	2026	2025
Unrealized Gain (Loss) on Fixed Maturity AFS
Securities and Certain Other Investments
Reclassification	$(15)	$(118)	Realized gain (loss)
Associated change in future contract benefits	2	28	Benefits
Reclassification before income tax benefit (expense)	(13)	(90)	Income (loss) before taxes
Income tax benefit (expense)	3	19	Federal income tax expense (benefit)
Reclassification, net of income tax	$(10)	$(71)	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Interest rate contracts	2	3	Interest and debt expense
Foreign currency contracts	15	15	Net investment income
Foreign currency contracts	1	3	Realized gain (loss)
Reclassification before income tax benefit (expense)	18	21	Income (loss) before taxes
Income tax benefit (expense)	(4)	(4)	Federal income tax expense (benefit)
Reclassification, net of income tax	$14	$17	Net income (loss)

16. Segment Information

We provide products and services and report results through our Annuities, Life Insurance, Group Protection and Retirement Plan Services business segments. The accounting policies of the business segments and Other Operations are the same as those described in Note 1 in our 2025 Form 10-K. We also have Other Operations, which includes the financial results for operations that are not directly related to the business segments. Our business segments and Other Operations reflect the manner by which our chief operating decision maker (“CODM”) views and manages the business. Our CODM is the Chief Executive Officer. A discussion of these segments and Other Operations is found in Note 19 in our 2025 Form 10-K.

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

We use our prevailing corporate federal income tax rate of 21% and an estimated state income tax rate, where applicable, net of the impacts related to the separate account dividends-received deduction, tax credits and any other permanent differences for events recognized differently in the consolidated financial statements and federal income tax returns.

We do not report total assets by segment because this is not a metric used by the CODM to allocate resources or evaluate segment performance.

The tables below reconcile our internal measure of performance to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three Months Ended March 31, 2026
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating Revenues (1)	$1,283	$1,628	$1,554	$346	$57	$4,868
Operating Expenses (2)
Benefits and policyholder liability
remeasurement	24	975	994	–	7	2,000
Interest credited	495	291	–	170	43	999
Commissions	339	112	135	29	1	616
General and administrative expenses	133	129	230	89	63	644
Interest and debt expense	–	–	–	–	81	81
Other (3)	(42)	79	53	7	4	101
Total operating expenses	949	1,586	1,412	295	199	4,441
Total federal income tax expense (benefit)	59	1	30	8	(31)	67
Total income (loss) from operations	275	41	112	43	(111)	360
Reconciliation of total income (loss) from
operations to net income (loss):
Net annuity product features, pre-tax (4)						(695)
Net life insurance product features, pre-tax						22
Credit loss-related adjustments, pre-tax						(20)
Investment gains (losses), pre-tax						(42)
Changes in the fair value of
reinsurance-related embedded
derivatives, trading securities and
certain mortgage loans, pre-tax (5)						179
Gains (losses) on other non-financial
assets, pre-tax						(6)
Other items, pre-tax (6)(7)(8)						(111)
Income tax benefit (expense) related to
the above pre-tax items						141
Total net income (loss)						$(172)

(1) See table below for reconciliation of total operating revenues to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss).
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Inter-segment expenses are included within the amounts shown.
(3) Other operating expenses include: Annuities: DAC and VOBA capitalization and amortization; taxes, licenses and fees; expenses associated with reserve financing and letters of credit (“LOCs”); and amortization of deferred loss on business sold through reinsurance. Life Insurance: DAC and VOBA capitalization and amortization; taxes, licenses and fees; amortization of deferred loss on business sold through reinsurance; expenses associated with reserve financing and LOCs; and other intangible amortization. Group Protection: taxes, licenses and fees; DAC capitalization and amortization; other intangible amortization; and expenses associated with LOCs. Retirement Plan Services: taxes, licenses and fees; DAC capitalization and amortization; and expenses associated with LOCs. Other Operations: Taxes, licenses and fees; reimbursements to Other Operations from the Life Insurance segment for the use of proceeds from certain issuances of senior notes that were used as long-term structured solutions, net of expenses incurred by Other Operations for its access to a financing facility and issuance of LOCs; and DAC capitalization and amortization.
(4) Includes changes in MRBs of $(997) million; changes in the fair value of the related hedge instruments inclusive of income allocated to support the cost of hedging or future benefits of $177 million; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $125 million.
(5) Includes primarily changes in the fair value of the embedded derivative related to the fourth quarter 2023 reinsurance transaction. For more information, see Note 7.

(6) Includes certain legal accruals of $(122) million.
(7) Includes severance expense related to initiatives to realign the workforce of $(7) million.
(8) Includes deferred compensation mark-to-market adjustment of $18 million.

	For the Three Months Ended March 31, 2025
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating Revenues (1)	$1,198	$1,587	$1,521	$327	$52	$4,685
Operating Expenses (2)
Benefits and policyholder liability
remeasurement	28	1,002	994	–	4	2,028
Interest credited	419	287	–	170	14	890
Commissions	298	99	133	27	–	557
General and administrative expenses	125	131	222	84	68	630
Interest and debt expense	–	–	–	–	80	80
Other (3)	(12)	100	44	8	(2)	138
Total operating expenses	858	1,619	1,393	289	164	4,323
Total federal income tax expense (benefit)	50	(16)	27	4	(17)	48
Total income (loss) from operations	290	(16)	101	34	(95)	314
Reconciliation of total income (loss) from
operations to net income (loss):
Net annuity product features, pre-tax (4)						(1,092)
Net life insurance product features, pre-tax						42
Credit loss-related adjustments, pre-tax						(28)
Investment gains (losses), pre-tax						(103)
Changes in the fair value of
reinsurance-related embedded
derivatives, trading securities and
certain mortgage loans, pre-tax (5)						(90)
Other items, pre-tax (6)(7)(8)						(35)
Income tax benefit (expense) related to
the above pre-tax items						270
Total net income (loss)						$(722)

(1) See table below for reconciliation of total operating revenues to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss).
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Inter-segment expenses are included within the amounts shown.
(3) Other operating expenses include: Annuities: DAC and VOBA capitalization and amortization; taxes, licenses and fees; expenses associated with reserve financing and LOCs; and amortization of deferred loss on business sold through reinsurance. Life Insurance: DAC and VOBA capitalization and amortization; taxes, licenses and fees; expenses associated with reserve financing and LOCs; amortization of deferred loss on business sold through reinsurance; and other intangible amortization. Group Protection: Taxes, licenses and fees; DAC capitalization and amortization; other intangible amortization; and expenses associated with LOCs. Retirement Plan Services: Taxes, licenses and fees; DAC capitalization and amortization; and expenses associated with LOCs. Other Operations: DAC capitalization and amortization; taxes, licenses and fees; and reimbursements to Other Operations from the Life Insurance segment for the use of proceeds from certain issuances of senior notes that were used as long-term structured solutions, net of expenses incurred by Other Operations for its access to a financing facility and issuance of LOCs.
(4) Includes changes in MRBs of $(1,302) million; changes in the fair value of the related hedge instruments inclusive of income allocated to support the cost of hedging or future benefits of $268 million; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $(58) million.

(5) Includes primarily changes in the fair value of the embedded derivative related to the fourth quarter 2023 reinsurance transaction. For more information, see Note 7.
(6) Includes severance expense related to initiatives to realign the workforce of $(6) million.
(7) Includes transaction, integration and other costs related to mergers, acquisitions, divestitures and certain other corporate initiatives of $(20) million related to the sale of our wealth management business.
(8) Includes deferred compensation mark-to-market adjustment of $(9) million.

The tables below reconcile our total operating revenues to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three Months Ended March 31, 2026
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating revenues	$1,283	$1,628	$1,554	$346	$57	$4,868
Revenue adjustments from annuity and life
insurance product features	302	25	–	–	–	327
Credit loss-related adjustments	(4)	(1)	1	(2)	(14)	(20)
Investment gains (losses)	(4)	(51)	–	(1)	14	(42)
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	(1)	184	–	–	(4)	179
Gains (losses) on other non-financial assets	–	–	–	–	(6)	(6)
Total revenues	$1,576	$1,785	$1,555	$343	$47	$5,306

	For the Three Months Ended March 31, 2025
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating revenues	$1,198	$1,587	$1,521	$327	$52	$4,685
Revenue adjustments from annuity and life
insurance product features	209	18	–	–	–	227
Credit loss-related adjustments	(17)	1	(2)	(2)	(8)	(28)
Investment gains (losses)	(6)	(109)	–	(2)	14	(103)
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	10	(89)	–	–	(11)	(90)
Total revenues	$1,394	$1,408	$1,519	$323	$47	$4,691

Other business segment and Other Operations information (in millions) was as follows:

	For the Three Months Ended March 31,

	2026	2025
Net Investment Income
Annuities	$538	$452
Life Insurance	659	626
Group Protection	96	89
Retirement Plan Services	260	251
Other Operations	52	44
Total net investment income	$1,605	$1,462

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

	For the Three Months Ended March 31,
	2026	2025
Fixed maturity AFS securities:
Gross gains	$2	$4
Gross losses	(17)	(122)
Credit loss benefit (expense) (1)	(24)	(28)
Realized gain (loss) on equity securities (2)	2	(5)
Credit loss benefit (expense) on mortgage loans on real estate (1)	2	(1)
Credit loss benefit (expense) on reinsurance-related assets (3)	2	1
Realized gain (loss) on the mark-to-market on certain
instruments (4)(5)	226	(55)
Indexed product derivative results (6)	96	(69)
Derivative results (7)	178	287
Realized gain (loss) on other non-financial assets	(6)	–
Other realized gain (loss)	5	(1)
Total realized gain (loss)	$466	$11

(1) Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.
(2) Includes mark-to-market adjustments on equity securities still held of $2 million and $(5) million for the three months ended March 31, 2026 and 2025, respectively.
(3) Includes changes in the allowance for credit losses pertaining to reinsurance recoverables and deposit assets.
(4) Represents changes in the fair values of derivatives we hold as part of VUL hedging, reinsurance-related embedded derivatives and trading securities.
(5) Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $1 million and $(1) million for the three months ended March 31, 2026 and 2025, respectively.
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

18. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 30% and 24% for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate account dividends-received deduction and tax credits.

For the three months ended March 31, 2026 and 2025, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to a tax benefit at 21% from pre-tax losses in addition to the effects of preferential tax items.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the financial condition as of March 31, 2026, compared with December 31, 2025, and the results of operations for the three months ended March 31, 2026, compared with the corresponding period in 2025 of Lincoln National Corporation and its consolidated subsidiaries. Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.

The MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying notes to the consolidated financial statements presented in “Part I – Item 1. Financial Statements” and our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”). For more detailed information on the risks and uncertainties associated with the Company’s business activities, see the risks described in “Part I – Item 1A. Risk Factors” in our 2025 Form 10-K.

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

The risks and uncertainties included here are not exhaustive. Other sections of this report and other reports that we file with the SEC include additional factors that could affect our businesses and financial performance, including “Part I – Item 1A. Risk Factors” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Form 10-K. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

INTRODUCTION

Executive Summary

We are a holding company that operates multiple insurance and retirement businesses through subsidiary companies. We sell a wide range of wealth accumulation, wealth protection, group protection and retirement products and solutions through our four business segments:

•Annuities
•Life Insurance
•Group Protection
•Retirement Plan Services

We also have Other Operations, which includes the financial results for operations that are not directly related to the business segments. See “Part I – Item 1. Business” in our 2025 Form 10-K for a discussion of our business segments and products.

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

We provide information about our business segments’ and Other Operations’ operating revenue and expense line items, key drivers of changes and historical details underlying the line items below. For factors that could cause actual results to differ materially from those set forth, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2025 Form 10-K.

Industry trends and significant operational matters are described in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary” of our 2025 Form 10-K.

Summary of Critical Accounting Estimates

The MD&A included in our 2025 Form 10-K contains a detailed discussion of our critical accounting estimates. The following information updates the “Summary of Critical Accounting Estimates” provided in our 2025 Form 10-K, and therefore, should be read in conjunction with that disclosure.

Investments

Investment Valuation

The following summarizes investments on the Consolidated Balance Sheets carried at fair value by pricing source and fair value hierarchy level (in millions) as of March 31, 2026:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$969	$78,459	$124	$79,552
Priced by independent broker quotations	–	–	7,500	7,500
Priced by matrices	–	17,218	–	17,218
Priced by other methods (1)	–	–	413	413
Total	$969	$95,677	$8,037	$104,683

Percent of total	1%	91%	8%	100%

(1) Represents primarily securities for which pricing models were used to compute fair value.

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Summary of Critical Accounting Estimates – Investments – Investment Valuation” in our 2025 Form 10-K and Note 13 herein.

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

For more information on derivatives, see Note 1 in our 2025 Form 10-K and Note 5 herein. For more information on market exposures associated with our derivatives, including sensitivities, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Form 10-K.

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

Additional Liabilities for Other Insurance Benefits

We previously issued UL-type contracts where we provided a secondary guarantee to the policyholder. The policy can remain in force, even if the base policy account balance is zero, as long as contractual secondary guarantee requirements have been met. These guaranteed benefits require an additional liability that is calculated by estimating the present value of total expected benefit payments over the life of the contract from inception divided by the present value of total expected assessments over the life of the contract (“benefit ratio”). These secondary guarantees are reported within future contract benefits on the Consolidated Balance Sheets. The level and direction of the change in reserves will vary over time based on the emergence of the benefit ratio and the level of assessments associated with the contracts. Cash flow assumptions incorporated in a benefit ratio in measuring these additional liabilities for other insurance benefits include mortality rates, morbidity, policyholder behavior (e.g., persistency) and withdrawals based principally on generally accepted actuarial methods and assumptions. During the third quarter of each year, we conduct our comprehensive review of the cash flow assumptions and projection models used in estimating these liabilities and update these assumptions in the calculation of the benefit ratio. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update.

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

Net amount at risk (“NAR”) represents the amount of GLB or GDB in excess of a policyholder’s account balance at the balance sheet date. Underperforming markets increase our exposure to potential benefits with the GLB and GDB riders. A contract with a GDB rider is “in the money” if the policyholder’s account balance falls below the GDB. As of March 31, 2026 and December 31, 2025, 9% and 4%, respectively, of all in-force contracts with a GDB rider were “in the money.” A contract with a GLB rider is “in the money” if the policyholder’s account balance falls below the present value of GLB payments, assuming no full surrenders. As of March 31, 2026 and December 31, 2025, 21% and 14%, respectively, of all in-force contracts with a GLB rider were “in the money.” However, the only way the policyholder can realize the excess of the present value of benefits over the account balance of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount. If, after the series of withdrawals or income payments, the account balance is exhausted, the policyholder will continue to receive a series of annuity payments. The account balance can also fluctuate with market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account balance.

Many policyholders have both a GLB and GDB present on the same policy. The total NAR represents the greater of GLB NAR and GDB NAR for each policy as only one benefit can be exercised in practice. Details underlying the NAR, net of reinsurance, primarily related to our Annuities segment, (in millions) were as follows:

	As of March 31,	As of December 31,
	2026	2025
GLB NAR	$2,181	$1,505
GDB NAR	851	455
Total NAR	2,966	1,927

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

The following table presents our after-tax estimates of the potential instantaneous effect to net income (loss) that could result from sudden changes that may occur in equity markets and interest rates (in millions) and excludes the net cost of operating the hedge program. The amounts represent the difference between the change in GLB and GDB riders and the change in the fair value of the underlying hedge instruments. These estimates are based upon the balance as of March 31, 2026, net of reinsurance, and the related hedge instruments in place as of that date.

The effects presented in the table below are not representative of the aggregate impacts that could result if a combination of such changes to equity market returns and interest rates occurred.

	In-Force Sensitivities
Equity Market Return	-10%	+10%
Hypothetical effect to net income	$(825)	$700
Interest Rates	-25 bps	+25 bps
Hypothetical effect to net income	$(400)	$350

The actual effects of the results illustrated in the table above could vary significantly depending on a variety of factors, many of which are out of our control, and consideration should be given to the following:

•The analysis is only valid as of March 31, 2026, due to changing market conditions, policyholder activity, hedge positions and other factors;
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

Policyholder Account Balances

Policyholder account balances include the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability includes universal life insurance (“UL”), MoneyGuard®, variable universal life insurance (“VUL”), indexed universal life insurance (“IUL”), and investment-type annuity products (including registered index-linked annuities (“RILA”), individual and group fixed and fixed portion of variable annuities, fixed indexed deferred annuities and non-life contingent payout fixed annuities) where account balances are equal to deposits plus interest credited less withdrawals, surrender charges, asset-based fees and policyholder administration charges (collectively known as “policyholder assessments”), as well as amounts representing the fair value of embedded derivative instruments associated with our fixed indexed annuity and IUL products. During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models underlying our reserves and embedded derivatives and update assumptions as needed. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update.

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

Reinsurance Recoverables

Reinsurance recoverables are generally measured and recognized consistent with the assumptions and methodologies used to project the future performance of the underlying direct business as discussed in the “Future Contract Benefits” and “Policyholder Account Balances” sections above. During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models and update assumptions as needed. In addition, we consider the potential impact of counterparty credit risks related to the reinsurance recoverable by estimating an allowance for credit losses using a probability of loss model approach to estimate expected credit losses for reinsurance recoverables. For additional information on our allowance for credit losses on reinsurance-related assets, see Note 7 in our 2025 Form 10-K.

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

The application of United States of America generally accepted accounting principles requires us to evaluate the recoverability of our deferred tax assets and establish a valuation allowance, if necessary, to reduce our deferred tax asset to an amount that is more likely than not to be realizable. Judgment and the use of estimates are required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, we consider many factors, including: the nature and character of the deferred tax assets and liabilities; taxable income in prior carryback years; future reversals of existing temporary differences; the length of time carryovers can be utilized; and any future prudent and feasible tax planning strategies.

As of March 31, 2026, we had an approximate $1.9 billion deferred tax asset related to net unrealized losses on fixed maturity available-for-sale (“AFS”) securities. In the assessment of the future realizability of this deferred tax asset, management concluded that its tax planning strategies, including holding these securities to recovery, were prudent and feasible as these unrealized losses were caused by factors other than credit loss, and we have the intent and ability to hold these securities to recovery and collect all of the contractual cash flows.

Although realization is not assured, management believes it is more likely than not that the deferred tax assets, will be realized.

For risks related to establishing a valuation allowance against our deferred tax assets, see “Part I – Item 1A. Risk Factors – Assumptions and Estimates – We may be required to recognize an impairment of our goodwill or to establish a valuation allowance against our deferred tax assets” in our 2025 Form 10-K.

For additional information on income taxes, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Summary of Critical Accounting Estimates – Income Taxes” and Note 22 in our 2025 Form 10-K and Note 18 herein.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Three Months Ended March 31,
	2026	2025
Net Income (Loss)
Income (loss) from operations:
Annuities	$275	$290
Life Insurance	41	(16)
Group Protection	112	101
Retirement Plan Services	43	34
Other Operations	(111)	(95)
Net annuity product features, pre-tax (1)	(695)	(1,092)
Net life insurance product features, pre-tax	22	42
Credit loss-related adjustments, pre-tax	(20)	(28)
Investment gains (losses), pre-tax	(42)	(103)
Changes in the fair value of reinsurance-related
embedded derivatives, trading securities and
certain mortgage loans, pre-tax (2)	179	(90)
Gains (losses) on other non-financial
assets, pre-tax	(6)	–
Other items, pre-tax (3)(4)(5)(6)	(111)	(35)
Income tax benefit (expense) related to the
above pre-tax items	141	270
Net income (loss)	$(172)	$(722)

(1)    For the three months ended March 31, 2026 and 2025, includes changes in MRBs of $(997) million and $(1,302) million, respectively; changes in the fair value of the related hedge instruments inclusive of income allocated to support the cost of hedging or future benefits of $177 million and $268 million, respectively; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $125 million and $(58) million, respectively.
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
(3)    Includes certain legal accruals of $(122) million for the three months ended March 31, 2026.
(4)    Includes severance expense related to initiatives to realign the workforce of $(7) million and $(6) million for the three months ended March 31, 2026 and 2025, respectively.
(5)    Includes transaction, integration and other costs related to mergers, acquisitions, divestitures and certain other corporate initiatives of $(20) million related to the sale of our wealth management business for the three months ended March 31, 2025.
(6)    Includes deferred compensation mark-to-market adjustment of $18 million and $(9) million for the three months ended March 31, 2026 and 2025, respectively.

Comparison of the Three Months Ended March 31, 2026 to 2025

Net loss decreased due primarily to the following:

•Lower loss in net annuity product features driven by the impact of capital markets.
•Favorable changes in the fair value of reinsurance-related embedded derivatives, trading securities and certain mortgage loans in 2026 compared to unfavorable changes in 2025 driven by the fair value of the embedded derivative related to the fourth quarter 2023 reinsurance transaction.
•Lower investment losses driven by lower losses on certain investments associated with the fourth quarter 2023 reinsurance transaction.
•Higher investment income on alternative investments.

•Improvement in our Life Insurance segment’s income from operations and in our Group Protection segment’s total loss ratio.

The decrease in net loss was partially offset by higher net unfavorable other items.

Additional Information

For information on the fourth quarter 2023 reinsurance transaction, see Note 7.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three Months Ended March 31,
	2026	2025
Operating Revenues
Insurance premiums (1)	$18	$21
Fee income	608	591
Net investment income	525	466
Other revenues (2)	132	120
Total operating revenues	1,283	1,198
Operating Expenses
Benefits and policyholder liability remeasurement (1)	24	28
Interest credited	495	419
Commissions and other expenses	430	411
Total operating expenses	949	858
Income (loss) from operations before taxes	334	340
Federal income tax expense (benefit)	59	50
Income (loss) from operations	$275	$290

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

Comparison of the Three Months Ended March 31, 2026 to 2025

Income from operations for this segment decreased due primarily to the following:

•Higher commissions and other expenses driven by higher deferred acquisition costs (“DAC”) amortization and higher trail commissions resulting from higher average account balances.
•Lower net investment income, net of interest credited, in certain reinsured portfolios and lower investment income due to an allocation refinement, which more than offset impacts from higher average general account balances and improving portfolio yields from the current interest rate environment. The lower net investment income, net of interest credited, in certain reinsured portfolios had a corresponding increase in other revenues.
•Higher federal income tax expense due to an unfavorable tax credit true-up.

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

The other component of net flows relates to the retention of new business and account balances. An important measure of retention is the reduction in account balances caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account balances were 12% and 11% for the three months ended March 31, 2026 and 2025, respectively.

Our fixed annuities and RILA have discretionary fixed and indexed crediting rates that reset on an annual or periodic basis and may be subject to surrender charges. Our ability to retain these annuities will be subject to current competitive conditions at the time crediting rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements,” “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates and sustained higher interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals and surrenders” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2025 Form 10-K. For information on the interest rate environment, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary – Industry Trends – Interest Rate Environment” in our 2025 Form 10-K.

Fee Income

Details underlying fee income (in millions) were as follows:

	For the Three Months Ended March 31,
	2026	2025
Fee Income
Mortality, expense and other assessments (1)	$594	$576
Surrender charges	12	13
DFEL:
Deferrals	(4)	(4)
Amortization	6	6
Total fee income	$608	$591

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

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three Months Ended March 31,
	2026	2025
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$495	$431
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	1	–
Surplus investments (2)	29	35
Total net investment income	$525	$466

Interest Credited
Amount provided to policyholders	$492	$416
Interest credited before DSI amortization	492	416
DSI amortization	3	3
Total interest credited	$495	$419

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

Account Balances

Details underlying account balances (dollars in millions) were as follows:

	As of or For the Three Months Ended March 31,
	2026	2025
Separate Account Balance Information (1)
Separate account deposits	$1,354	$1,557
Separate account net flows	(3,247)	(2,359)
Separate account balances	116,716	113,635
Average daily separate account balances	122,418	118,294
Average daily S&P 500® Index (2)	6,819	5,900
General Account Balance Information
General account deposits	$2,587	$2,242
General account net flows	1,051	683
General account balances (3)	52,057	44,779
Average general account balances (3)	52,755	45,394

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three Months Ended March 31,
	2026	2025
Commissions and Other Expenses
Commissions:
Deferrable	$164	$128
Non-deferrable	175	170
General and administrative expenses	133	125
Expenses associated with reserve financing and LOC expenses	4	6
Taxes, licenses and fees	13	14
Total expenses incurred	489	443
DAC deferrals	(187)	(147)
Total expenses incurred, excluding amortization	302	296
DAC, VOBA and other amortization	128	115
Total commissions and other expenses	$430	$411

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three Months Ended March 31,
	2026	2025
Operating Revenues
Insurance premiums (1)	$256	$283
Fee income	677	698
Net investment income	647	574
Operating realized gain (loss)	–	(2)
Other revenues	48	34
Total operating revenues	1,628	1,587
Operating Expenses
Benefits and policyholder liability remeasurement	975	1,002
Interest credited	291	287
Commissions and other expenses	320	330
Total operating expenses	1,586	1,619
Income (loss) from operations before taxes	42	(32)
Federal income tax expense (benefit)	1	(16)
Income (loss) from operations	$41	$(16)

(1)    Includes term insurance premiums, which have a corresponding partial offset in benefits and policyholder liability remeasurement for changes in reserves. The decrease in insurance premiums in the first quarter of 2026 was driven by the expiration of a 10-year assumed reinsurance treaty on March 31, 2025, which has a corresponding offset in benefits and policyholder liability remeasurement.

Comparison of the Three Months Ended March 31, 2026 to 2025

Income from operations for this segment increased due primarily to the following:

•Higher net investment income, net of interest credited, driven by higher investment income on alternative investments, growth in investments and moderate spread expansion.
•Lower benefits and policyholder liability remeasurement driven by a decrease in change in reserves for UL-type contracts with secondary guarantees, partially offset by less favorable mortality due to higher claims incidence and aging of the block.
•Lower commissions and other expenses driven by a reduction in expenses associated with reserve financing due to restructuring certain captive reinsurance subsidiaries in the fourth quarter of 2025.

The increase in income from operations for this segment was partially offset by lower fee income on UL-type contracts with secondary guarantees, partially offset by higher deferred front-end loads (“DFEL”) amortization.

Additional Information

For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements,” “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates and sustained higher interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals and surrenders” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2025 Form 10-K. For information on the interest rate environment, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary – Industry Trends – Interest Rate Environment” in our 2025 Form 10-K.

Insurance Premiums

Insurance premiums relate to traditional products and are a function of the rates priced into the product and insurance in force. Insurance in force, in turn, is driven by sales, persistency and mortality claims.

Fee Income

Details underlying fee income, sales, net flows, account balances and in-force face amount (in millions) were as follows:

	For the Three Months Ended March 31,
	2026	2025
Fee Income
Cost of insurance assessments	$513	$546
Expense assessments	379	343
Surrender charges	8	10
DFEL:
Deferrals	(314)	(279)
Amortization	91	78
Total fee income	$677	$698

	For the Three Months Ended March 31,
	2026	2025
Sales by Product
IUL/UL	$29	$24
MoneyGuard®	29	28
VUL	22	15
Term	16	13
Executive Benefits	33	17
Total sales	$129	$97

Net Flows
Deposits	$1,253	$1,218
Withdrawals and deaths	(619)	(649)
Net flows	$634	$569

Policyholder Assessments	$1,347	$1,350

	As of March 31,
	2026	2025
Account Balances (1)
General account	$21,419	$21,255
Separate account	27,465	22,752
Total account balances	$48,884	$44,007

In-Force Face Amount
UL and other	$361,544	$361,480
Term insurance	698,981	709,924
Total in-force face amount	$1,060,525	$1,071,404

	For the Three Months Ended March 31,
	2026	2025
Average General Account Balances (1)	$21,452	$21,353

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

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three Months Ended March 31,
	2026	2025
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$462	$460
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	2	1
Surplus investments (2)	57	40
Other investments (3)	126	73
Total net investment income	$647	$574

Interest Credited	$291	$287

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

Benefits and Policyholder Liability Remeasurement

Details underlying benefits and policyholder liability remeasurement (dollars in millions) were as follows:

	For the Three Months Ended March 31,
	2026	2025
Benefits and Policyholder Liability Remeasurement
Death claims direct and assumed	$1,609	$1,484
Death claims ceded	(721)	(610)
Reserves released on death	(207)	(190)
Net death benefits	681	684
Change in secondary guarantee life insurance product
reserves	83	111
Change in MoneyGuard® reserves	160	152
Change in traditional product reserves	8	–
Other benefits (1)	43	55
Total benefits and policyholder liability remeasurement	$975	$1,002
Death claims per $1,000 of in-force	2.56	2.55

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three Months Ended March 31,
	2026	2025
Commissions and Other Expenses
Commissions	$112	$99
General and administrative expenses	129	131
Expenses associated with reserve financing	17	26
Taxes, licenses and fees	37	37
Total expenses incurred	295	293
DAC and VOBA deferrals	(130)	(115)
Total expenses recognized before amortization	165	178
DAC and VOBA amortization	130	127
Amortization of deferred loss on business sold
through reinsurance	24	24
Other intangible amortization	1	1
Total commissions and other expenses	$320	$330

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

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three Months Ended March 31,
	2026	2025
Operating Revenues
Insurance premiums	$1,399	$1,371
Net investment income	96	89
Other revenues (1)	59	61
Total operating revenues	1,554	1,521
Operating Expenses
Benefits and policyholder liability remeasurement	994	994
Commissions and other expenses	418	399
Total operating expenses	1,412	1,393
Income (loss) from operations before taxes	142	128
Federal income tax expense (benefit)	30	27
Income (loss) from operations	$112	$101

(1) Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

	For the Three Months Ended March 31,
	2026	2025
Income (Loss) from Operations by Product Line
Life	$42	$8
Disability	73	95
Dental	(3)	(2)
Income (loss) from operations	$112	$101

Comparison of the Three Months Ended March 31, 2026 to 2025

Income from operations for this segment increased due primarily to the following:

•Higher insurance premiums due to growth in business in force.
•Higher net investment income driven by growth in business in force.
•Flat benefits and policyholder liability remeasurement driven by favorable mortality in our life business, offset by less favorable claims experience than expected and higher incidence in our disability business.

The increase in income from operations was partially offset by higher commissions and other expenses due to higher other costs pertaining to business operations.

Additional Information

For information about the effect of the loss ratio sensitivity on our income (loss) from operations, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Group Protection – Additional Information” in our 2025 Form 10-K.

For information on the effects of current interest rates on our long-term disability claim reserves, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity” in our 2025 Form 10-K. For

information on the interest rate environment, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary” in our 2025 Form 10-K.

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three Months Ended March 31,
	2026	2025
Insurance Premiums by Product Line
Life	$553	$542
Disability	797	783
Dental	49	46
Total insurance premiums	$1,399	$1,371

Sales by Product Line
Life	$97	$101
Disability	45	48
Dental	8	8
Total sales	$150	$157

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

Net Investment Income

We use our investment income to offset the earnings effect of the associated build of our reserves, which are a function of our insurance premiums and the yields on our investments. Details underlying net investment income (in millions) were as follows:

	For the Three Months Ended March 31,
	2026	2025
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$74	$70
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	1	–
Surplus investments (2)	21	19
Total net investment income	$96	$89

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

Benefits and Policyholder Liability Remeasurement

Details underlying benefits and policyholder liability remeasurement (in millions) and loss ratios by product line were as follows:

	For the Three Months Ended March 31,
	2026	2025
Benefits and Policyholder Liability
Remeasurement by Product Line
Life	$370	$407
Disability	584	550
Dental	40	37
Total benefits and policyholder liability
remeasurement by product line	$994	$994

Loss Ratios by Product Line
Life	66.9%	75.2%
Disability	73.4%	70.1%
Dental	81.6%	79.0%
Total	71.1%	72.4%

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims. For additional information on our loss ratios, see “Additional Information” above.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three Months Ended March 31,
	2026	2025
Commissions and Other Expenses
Commissions	$135	$133
General and administrative expenses	230	222
Taxes, licenses and fees	41	38
Other	1	1
Total expenses incurred	407	394
DAC deferrals	(29)	(32)
Total expenses recognized before amortization	378	362
DAC and other intangible amortization	40	37
Total commissions and other expenses	$418	$399

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three Months Ended March 31,
	2026	2025
Operating Revenues
Fee income	$86	$80
Net investment income	260	251
Other revenues	–	(4)
Total operating revenues	346	327
Operating Expenses
Interest credited	170	170
Commissions and other expenses	125	119
Total operating expenses	295	289
Income (loss) from operations before taxes	51	38
Federal income tax expense (benefit)	8	4
Income (loss) from operations	$43	$34

Comparison of the Three Months Ended March 31, 2026 to 2025

Income from operations for this segment increased due primarily to the following:

•Higher net investment income, net of interest credited, driven by impacts to portfolio yields from the current interest rate environment, higher average general account balances and a decrease in crediting rates.
•Higher fee income driven by higher average daily separate account and mutual fund balances.
•Higher other revenues due to an impact in the first quarter of 2025 related to a plan termination during the fourth quarter of 2024.

The increase in income from operations was partially offset by higher commissions and other expenses driven by higher other costs pertaining to business operations and higher trail commissions resulting from higher average daily separate account balances.

Additional Information

Net flows in this business fluctuate based on the timing of larger plans being implemented and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account balances caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account balances were 14% and 22% for the three months ended March 31, 2026, and 2025, respectively. The higher outflow rate for the three months ended March 31, 2025, compared to the three months ended March 31, 2026, was attributable primarily to a large plan termination during the first quarter of 2025.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Net Flows By Market table below as “Multi-Fund® and other”), which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account balances was 11% and 13% as of March 31, 2026 and 2025, respectively. Due to this overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on either a quarterly or semi-annual basis. Our ability to retain quarterly or semi-annual reset annuities will be subject to current competitive conditions at the time crediting rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements,” “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates and sustained higher interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals and surrenders” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2025 Form 10-K. For information on the interest rate environment, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary – Industry Trends – Interest Rate Environment” in our 2025 Form 10-K.

Fee Income

Details underlying fee income (in millions) were as follows:

	For the Three Months Ended March 31,
	2026	2025
Fee Income
Annuity expense assessments	$56	$53
Mutual fund fees	29	26
Total expense assessments	85	79
Surrender charges	1	1
Total fee income	$86	$80

Our fee income is primarily composed of expense assessments that we charge to cover insurance, administrative, recordkeeping and other services and mutual fund fees earned for services we provide to our mutual fund programs. Fee income is primarily based on average account balances, including general, separate and mutual fund accounts, which are driven by net flows and the equity markets. Fee income is also driven by non-account balance-related items such as participant counts. We may collect surrender charges when our policyholders surrender their contracts during the surrender charge period to protect us from premature withdrawals.

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three Months Ended March 31,
	2026	2025
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$238	$231
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	1	–
Surplus investments (2)	21	20
Total net investment income	$260	$251
Interest Credited	$170	$170

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

Account Balances

Details underlying account balances (dollars in millions) were as follows:

	As of or For the Three Months Ended March 31,
	2026	2025
Separate Account Balance Information (1)
Separate account deposits	$566	$617
Separate account net flows	(412)	(270)
Separate account balances	22,208	20,673
Average daily separate account balances	23,125	21,575
Average daily S&P 500® Index (2)	6,819	5,900
General Account Balance Information
General account deposits	$880	$811
General account net flows	(399)	(519)
General account balances	23,694	23,479
Average general account balances	23,771	23,552
Mutual Fund Account Balance Information
Mutual fund deposits	$2,696	$2,687
Mutual fund net flows	598	(1,395)
Average mutual fund account balances (3)	77,870	67,949

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

	For the Three Months Ended March 31,
	2026	2025
Net Flows By Market
Core Market (1)	$(201)	$(79)
Mid-Large Market	403	(1,732)
Multi-Fund® and Other	(415)	(373)
Total net flows	$(213)	$(2,184)

(1) Formerly referred to as “Small Market.”

For more information on account balances, see Notes 9 and 10.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three Months Ended March 31,
	2026	2025
Commissions and Other Expenses
Commissions:
Deferrable	$2	$1
Non-deferrable	27	26
General and administrative expenses	89	84
Taxes, licenses and fees	8	7
Total expenses incurred	126	118
DAC deferrals	(5)	(4)
Total expenses recognized before amortization	121	114
DAC amortization	4	5
Total commissions and other expenses	$125	$119

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

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three Months Ended March 31,
	2026	2025
Operating Revenues
Net investment income (1)	$52	$44
Other revenues (2)	5	8
Total operating revenues	57	52
Operating Expenses
Benefits and policyholder liability remeasurement	7	5
Interest credited	43	13
Other expenses	68	66
Interest and debt expense	81	80
Total operating expenses	199	164
Income (loss) from operations before taxes	(142)	(112)
Federal income tax expense (benefit)	(31)	(17)
Income (loss) from operations	$(111)	$(95)

(1) Includes our institutional pension business, which has a corresponding offset in benefits and policyholder liability remeasurement for changes in reserves; and funding agreement activity, which has a partial offset in interest credited. For information on funding agreements, see Note 10.
(2) Includes certain third-party advisory fees, which has a partial offset in other expenses.

Comparison of the Three Months Ended March 31, 2026 to 2025

Loss from operations for Other Operations increased due primarily to the following:

•    Lower net investment income, net of interest credited, related to lower allocated investments driven by a decrease in excess capital retained by Other Operations and lower portfolio yields.
•Lower other revenues due to the effect of market fluctuations on assets held as part of certain compensation plans.
•More favorable income tax benefits driven by higher excess benefits associated with stock-based compensation.

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

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three Months Ended March 31,
	2026	2025
Other Expenses
General and administrative expenses	$63	$68
Taxes, licenses and fees	3	2
Other	3	(2)
Total expenses incurred	69	68
DAC deferrals	(1)	(2)
Total other expenses	$68	$66

Interest and Debt Expense

Our current level of interest expense may not be indicative of the future due to, among other things, the timing of the use of cash and the future cost of capital. For additional information on our financing activities, see “Liquidity and Capital Resources – Holding Company Sources and Uses of Liquidity and Capital – Debt” below.

CONSOLIDATED INVESTMENTS

Details underlying consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of March 31,	As of December 31,	As of March 31,	As of December 31,
	2026	2025	2026	2025
Investments
Fixed maturity AFS securities	$94,200	$93,448	67.9%	67.3%
Trading securities	1,552	1,676	1.1%	1.2%
Equity securities	475	636	0.3%	0.4%
Mortgage loans on real estate	22,825	22,472	16.5%	16.2%
Policy loans	2,606	2,626	1.9%	1.9%
Derivative investments	8,337	9,945	6.0%	7.2%
Other investments:
Alternative investments	4,220	4,182	3.0%	3.0%
Alternative investments – reinsurance-related (1)	1,303	1,438	0.9%	1.0%
Company-owned life insurance	1,198	1,190	0.9%	0.9%
Other	2,021	1,295	1.5%	0.9%
Total investments	$138,737	$138,908	100.0%	100.0%

(1) Represents alternative investments that support reinsurance funds withheld and modified coinsurance agreements where the investment results are passed directly to the reinsurers. For more information, see Note 7 in our 2025 Form 10-K.

Investment Objective

Investments are an integral part of our operations. We follow a balanced approach to investing for both current income and prudent risk management, with an emphasis on generating sufficient current income, net of income tax, to meet our obligations to customers, as well as other general liabilities. This balanced approach requires the evaluation of expected return and risk of each asset class utilized, while still meeting our income objectives. This approach is important to our asset-liability management because decisions can be made based upon both the economic and current investment income considerations affecting assets and liabilities. For a discussion of our risk management process, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Form 10-K.

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

	As of March 31, 2026
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$14,812	$110	$1,171	$13,751	14.6%
Basic industry	3,183	39	356	2,866	3.0%
Capital goods	6,242	59	656	5,645	6.0%
Communications	3,276	39	418	2,897	3.1%
Consumer cyclical	5,827	40	525	5,342	5.7%
Consumer non-cyclical	15,075	115	2,208	12,982	13.8%
Energy	3,008	29	292	2,745	2.9%
Technology	4,992	16	597	4,411	4.7%
Transportation	3,509	31	346	3,194	3.4%
Industrial other	2,597	10	441	2,166	2.3%
Utilities	12,751	93	1,642	11,202	11.9%
Government-related entities	1,285	19	221	1,083	1.1%
Collateralized mortgage and other obligations (“CMOs”):
Agency backed	1,142	2	128	1,016	1.1%
Non-agency backed	385	28	4	409	0.4%
Mortgage pass through securities (“MPTS”):
Agency backed	662	9	33	638	0.7%
Commercial mortgage-backed securities (“CMBS”):
Non-agency backed	2,774	7	112	2,669	2.8%
Asset-backed securities (“ABS”):
Collateralized loan obligations (“CLOs”)	9,309	3	136	9,176	9.7%
Other (2)	8,556	91	120	8,527	9.1%
Municipals:
Taxable	2,468	14	390	2,092	2.2%
Tax-exempt	35	–	3	32	0.0%
Government:
United States	951	5	37	919	1.0%
Foreign	241	15	54	202	0.2%
Hybrid and redeemable preferred securities	233	11	8	236	0.3%
Total fixed maturity AFS securities	103,313	785	9,898	94,200	100.0%
Trading Securities (3)	1,652	37	137	1,552
Equity Securities	469	22	16	475
Total fixed maturity AFS, trading and equity securities	$105,434	$844	$10,051	$96,227

	As of December 31, 2025
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$14,577	$155	$1,019	$13,713	14.6%
Basic industry	3,180	51	324	2,907	3.1%
Capital goods	6,270	78	596	5,752	6.2%
Communications	3,328	54	376	3,006	3.2%
Consumer cyclical	5,765	61	467	5,359	5.7%
Consumer non-cyclical	14,952	154	2,043	13,063	14.0%
Energy	2,974	38	266	2,746	2.9%
Technology	5,064	27	537	4,554	4.9%
Transportation	3,552	41	315	3,278	3.5%
Industrial other	2,596	18	412	2,202	2.4%
Utilities	12,721	132	1,492	11,361	12.2%
Government-related entities	1,286	25	207	1,104	1.2%
CMOs:
Agency backed	1,156	4	120	1,040	1.1%
Non-agency backed	400	29	3	426	0.5%
MPTS:
Agency backed	675	12	31	656	0.7%
CMBS:
Non-agency backed	2,586	15	99	2,502	2.7%
ABS:
CLOs	8,619	6	126	8,499	9.1%
Other (2)	7,743	131	91	7,783	8.3%
Municipals:
Taxable	2,479	18	383	2,114	2.3%
Tax-exempt	35	–	2	33	0.0%
Government:
United States	892	9	32	869	0.9%
Foreign	261	16	51	226	0.2%
Hybrid and redeemable preferred securities	241	21	7	255	0.3%
Total fixed maturity AFS securities	101,352	1,095	8,999	93,448	100.0%
Trading Securities (3)	1,756	44	124	1,676
Equity Securities	632	15	11	636
Total fixed maturity AFS, trading and equity securities	$103,740	$1,154	$9,134	$95,760

(1) Represents amortized cost, net of the allowance for credit losses.
(2) Includes securities collateralized by consumer loans, equipment loans and other asset types.
(3) Certain of our trading securities support our reinsurance funds withheld and modified coinsurance agreements and the investment results are passed directly to the reinsurers. See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Fixed Maturity and Equity Securities Portfolios – Trading Securities” in our 2025 Form 10-K for more information.

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

The quality of our fixed maturity AFS securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

		As of March 31, 2026			As of December 31, 2025
	Rating Agency	Net			Net
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	AAA / AA / A	$63,228	$57,302	60.8%	$61,616	$56,349	60.3%
2	BBB	36,965	33,907	36.0%	36,551	33,995	36.4%
Total investment grade securities		100,193	91,209	96.8%	98,167	90,344	96.7%

Below Investment Grade Securities
3	BB	1,379	1,269	1.3%	1,025	955	1.0%
4	B	1,552	1,536	1.6%	1,970	1,966	2.1%
5	CCC and lower	132	130	0.2%	108	106	0.1%
6	In or near default	57	56	0.1%	82	77	0.1%
Total below investment grade securities		3,120	2,991	3.2%	3,185	3,104	3.3%
Total fixed maturity AFS securities		$103,313	$94,200	100.0%	$101,352	$93,448	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities	3.0%	3.2%	3.1%	3.3%

(1) Based upon the rating designations determined and provided by the National Association of Insurance Commissioners (“NAIC”) or the major credit rating agencies (Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P Global Ratings (“S&P”)). For securities where the ratings assigned by the major credit rating agencies are not equivalent, the second lowest rating assigned is used. For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings. The average credit quality of our total fixed maturity AFS securities portfolio was A as of March 31, 2026.

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

As of March 31, 2026, and December 31, 2025, 98% and 97%, respectively, of the total fixed maturity AFS securities in an unrealized loss position were investment grade. Our gross unrealized losses recognized in OCI on fixed maturity AFS securities as of March 31, 2026, increased by $899 million since December 31, 2025. For the three months ended March 31, 2026, we recognized $17 million of gross losses on fixed maturity AFS securities, which were primarily related to sales that support our reinsurance funds withheld agreements where the investment results are passed directly to the reinsurers. For the three months ended March 31, 2025, we recognized $122 million of gross losses on fixed maturity AFS securities, which were primarily related to portfolio rebalancing and sales that support our reinsurance funds withheld agreements where the investment results are passed directly to the reinsurers.

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require a credit allowance. We do not believe the unrealized loss position as of March 31, 2026, required an impairment recognized in earnings as: (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. This conclusion is consistent with our asset-liability management process. Management considered the following as part of the evaluation:

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

We recognized $(24) million of credit loss benefit (expense) on our fixed maturity AFS securities for the three months ended March 31, 2026, and $(28) million for the corresponding period in 2025. In order to determine the amount of credit loss, we calculated the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover. To determine the recoverability, we considered the facts and circumstances surrounding the underlying issuer including, but not limited to, the following:

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

For information on credit loss impairment on fixed maturity AFS securities, see Notes 3 and 17 herein and Note 1 in our 2025 Form 10-K.

As reported on the Consolidated Balance Sheets, we had $146.1 billion of investments and cash and invested cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers and amounts on deposit with reinsurers, which totaled $121.0 billion as of March 31, 2026. If it were necessary to liquidate fixed maturity AFS securities prior to maturity or call to meet cash flow needs, we would first look to those fixed maturity AFS securities that are in an unrealized gain position, which had a fair value of $23.8 billion as of March 31, 2026, rather than selling fixed maturity AFS securities in an unrealized loss position. The amount of cash that we have on hand at any point in time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business. For additional information, see “Liquidity and Capital Resources” below.

As of March 31, 2026, and December 31, 2025, the estimated fair value for all private placement securities was $23.2 billion, representing 17% of total investments.

Mortgage-Backed Securities (Included in Fixed Maturity AFS and Trading Securities)

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Mortgage-Backed Securities” in our 2025 Form 10-K for a discussion of our mortgage-backed securities.

The market value of fixed maturity AFS and trading securities backed by subprime loans was $166 million and represented less than 1% of our total investment portfolio as of March 31, 2026. Fixed maturity AFS securities represented $164 million, or 99%, and trading securities represented $2 million, or 1%, of the subprime exposure as of March 31, 2026. The table below summarizes our investments in fixed maturity AFS securities backed by pools of residential mortgages (in millions) as of March 31, 2026:

	Agency		Non-Agency		Total
	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value
Type
RMBS	$1,804	$1,654	$385	$409	$2,189	$2,063
ABS home equity	–	–	163	198	163	198
Total by type (1)(2)	$1,804	$1,654	$548	$607	$2,352	$2,261

NAIC Designation
1	$1,804	$1,654	$438	$493	$2,242	$2,147
2	–	–	88	88	88	88
3	–	–	5	4	5	4
4	–	–	12	18	12	18
5	–	–	5	4	5	4
6	–	–	–	–	–	–
Total by NAIC designation (1)(2)(3)	$1,804	$1,654	$548	$607	$2,352	$2,261

Total fixed maturity AFS securities backed by pools of
residential mortgages as a percentage of total fixed maturity AFS securities	2.3%	2.4%

Total non-agency backed as a percentage of total fixed maturity AFS securities	0.5%	0.6%

(1) Does not include the amortized cost of trading securities totaling $87 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $87 million in trading securities consisted of $49 million agency and $38 million non-agency.
(2) Does not include the fair value of trading securities totaling $82 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $82 million in trading securities consisted of $48 million agency and $34 million non-agency.
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

None of these investments as of March 31, 2026, and December 31, 2025, included any direct investments in subprime lenders or mortgages. We are not aware of material exposure to subprime loans in our alternative investment portfolio as of March 31, 2026, and December 31, 2025.

The following summarizes our investments in fixed maturity AFS securities backed by pools of commercial mortgages (in millions) as of March 31, 2026:

	Multiple Property			Single Property			Total
	Net Amortized Cost	Fair Value		Net Amortized Cost	Fair Value		Net Amortized Cost	Fair Value
Type
CMBS (1)(2)	$2,397	$2,297		$377	$372		$2,774	$2,669

NAIC Designation
1	$2,331	$2,233		$377	$372		$2,708	$2,605
2	66	64		–	–		66	64
3	–	–		–	–		–	–
4	–	–		–	–		–	–
5	–	–		–	–		–	–
6	–	–	—	–	–	—	–	–
Total by NAIC designation (1)(2)(3)	$2,397	$2,297		$377	$372		$2,774	$2,669

Total fixed maturity AFS securities backed by pools of
commercial mortgages as a percentage of total fixed maturity AFS securities	2.7%	2.8%

(1) Does not include the amortized cost of trading securities totaling $131 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $131 million in trading securities consisted of $82 million of multiple-property CMBS and $49 million of single-property CMBS.
(2) Does not include the fair value of trading securities totaling $117 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $117 million in trading securities consisted of $75 million of multiple-property CMBS and $42 million of single-property CMBS.
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

(1) Does not include the amortized cost of trading securities totaling $113 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $113 million in trading securities consisted of $64 million of multiple-property CMBS and $49 million of single-property CMBS.
(2) Does not include the fair value of trading securities totaling $100 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $100 million in trading securities consisted of $58 million of multiple-property CMBS and $42 million of single-property CMBS.
(3) Based upon the rating designations determined and provided by the NAIC.

The following summarizes our investments in ABS within fixed maturity AFS securities (in millions) as of March 31, 2026:

	CLOs			Other			Total
	Net Amortized Cost	Fair Value		Net Amortized Cost	Fair Value		Net Amortized Cost	Fair Value
Type
ABS (1)(2)	$9,309	$9,176		$8,556	$8,527		$17,865	$17,703

NAIC Designation
1	$8,191	$8,072		$6,499	$6,503		$14,690	$14,575
2	1,118	1,104		1,959	1,923		3,077	3,027
3	–	–		37	36		37	36
4	–	–		7	14		7	14
5	–	–		–	–		–	–
6	–	–	–	54	51	–	54	51
Total by NAIC designation (1)(2)(3)	$9,309	$9,176		$8,556	$8,527		$17,865	$17,703

(1) Does not include the amortized cost of trading securities totaling $146 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $146 million in trading securities consisted of $81 million of CLOs and $65 million of Other ABS.
(2) Does not include the fair value of trading securities totaling $142 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $142 million in trading securities consisted of $81 million of CLOs and $61 million of Other ABS.
(3) Based upon the rating designations determined and provided by the NAIC.

The following summarizes our investments in ABS within fixed maturity AFS securities (in millions) as of December 31, 2025:

	CLOs			Other			Total
	Net Amortized Cost	Fair Value		Net Amortized Cost	Fair Value		Net Amortized Cost	Fair Value
Type
ABS (1)(2)	$8,619	$8,499		$7,743	$7,783		$16,362	$16,282

NAIC Designation
1	$7,708	$7,589		$5,905	$5,960		$13,613	$13,549
2	911	910		1,715	1,700		2,626	2,610
3	–	–		36	36		36	36
4	–	–		6	14		6	14
5	–	–		2	2		2	2
6	–	–	–	79	71	–	79	71
Total by NAIC designation (1)(2)(3)	$8,619	$8,499		$7,743	$7,783		$16,362	$16,282

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

Composition by Industry Categories of our Unrealized Losses on Fixed Maturity AFS Securities

When considering unrealized gain and loss information, it is important to recognize that the information relates to the position of securities at a particular point in time and may not be indicative of the position of our investment portfolios subsequent to the balance sheet date. Further, because the timing of the recognition of realized investment gains and losses through the selection of which securities are sold is largely at management’s discretion, it is important to consider the information provided below within the context of the overall unrealized gain or loss position of our investment portfolios. These are important considerations that should be included in any evaluation of the potential effect of securities in an unrealized loss position on our future earnings. The composition by industry categories of all fixed maturity AFS securities in an unrealized loss position (in millions) as of March 31, 2026, was as follows:

	Net Amortized Cost	% Net Amortized Cost	Gross Unrealized Losses	% Gross Unrealized Losses	Fair Value	% Fair Value
Healthcare	$5,853	7.3%	$1,215	12.3%	$4,638	6.6%
Electric	6,835	8.5%	1,118	11.3%	5,717	8.1%
Technology	4,116	5.1%	597	6.0%	3,519	5.0%
Food and beverage	3,558	4.4%	526	5.3%	3,032	4.3%
Industrial – other	2,106	2.6%	448	4.5%	1,658	2.4%
Local authorities	2,025	2.5%	400	4.0%	1,625	2.3%
Banking	4,762	5.9%	305	3.1%	4,457	6.3%
Pharmaceuticals	2,244	2.8%	304	3.1%	1,940	2.8%
Diversified manufacturing	2,090	2.6%	288	2.9%	1,802	2.6%
Natural gas	1,523	1.9%	264	2.7%	1,259	1.8%
ABS	11,311	14.2%	252	2.5%	11,059	15.7%
Retail	1,520	1.9%	244	2.5%	1,276	1.8%
Chemicals	1,698	2.1%	231	2.3%	1,467	2.1%
Property and casualty	1,353	1.7%	210	2.1%	1,143	1.6%
Brokerage asset management	1,492	1.9%	209	2.1%	1,283	1.8%
Life insurance	1,351	1.7%	199	2.0%	1,152	1.6%
Transportation services	1,852	2.3%	190	1.9%	1,662	2.4%
Aerospace and defense	1,321	1.6%	185	1.9%	1,136	1.6%
Utility – other	1,117	1.4%	184	1.9%	933	1.3%
Government sponsored	436	0.5%	158	1.6%	278	0.4%
Railroads	832	1.0%	154	1.6%	678	1.0%
Wirelines	915	1.1%	153	1.5%	762	1.1%
Midstream	1,388	1.7%	147	1.5%	1,241	1.8%
Consumer products	813	1.0%	124	1.3%	689	1.0%
Wireless	771	1.0%	117	1.2%	654	0.9%
Non-agency CMBS	2,088	2.6%	111	1.1%	1,977	2.8%
Integrated	589	0.7%	111	1.1%	478	0.7%
Industries with unrealized losses
less than $100 million	14,343	18.0%	1,454	14.7%	12,889	18.2%
Total by industry	$80,302	100.0%	$9,898	100.0%	$70,404	100.0%

Total by industry as a percentage of
total fixed maturity AFS securities	77.7%	100.0%	74.7%

The composition by industry categories of all fixed maturity AFS securities in an unrealized loss position (in millions) as of December 31, 2025, was as follows:

	Net Amortized Cost	% Net Amortized Cost	Gross Unrealized Losses	% Gross Unrealized Losses	Fair Value	% Fair Value
Healthcare	$5,546	8.1%	$1,151	12.8%	$4,395	7.4%
Electric	6,472	9.4%	1,018	11.3%	5,454	9.1%
Technology	3,643	5.3%	537	6.0%	3,106	5.2%
Food and beverage	3,387	4.9%	474	5.3%	2,913	4.9%
Industrial – other	1,973	2.9%	420	4.7%	1,553	2.6%
Local authorities	2,001	2.9%	392	4.4%	1,609	2.7%
Pharmaceuticals	2,056	3.0%	273	3.0%	1,783	3.0%
Diversified manufacturing	2,027	3.0%	261	2.9%	1,766	3.0%
Banking	3,660	5.3%	253	2.8%	3,407	5.7%
Natural gas	1,466	2.1%	241	2.7%	1,225	2.1%
Retail	1,414	2.1%	219	2.4%	1,195	2.0%
ABS	6,658	9.7%	214	2.4%	6,444	10.8%
Chemicals	1,602	2.3%	214	2.4%	1,388	2.3%
Property and casualty	1,219	1.8%	183	2.0%	1,036	1.7%
Brokerage asset management	1,418	2.1%	183	2.0%	1,235	2.1%
Life insurance	1,207	1.8%	178	2.0%	1,029	1.7%
Transportation services	1,752	2.5%	169	1.9%	1,583	2.7%
Aerospace and defense	1,139	1.7%	168	1.9%	971	1.6%
Utility – other	945	1.4%	166	1.8%	779	1.3%
Government-sponsored	443	0.6%	150	1.7%	293	0.5%
Railroads	808	1.2%	143	1.6%	665	1.1%
Wirelines	844	1.2%	142	1.5%	702	1.2%
Midstream	1,195	1.7%	128	1.4%	1,067	1.8%
Consumer products	754	1.1%	112	1.2%	642	1.1%
Wireless	742	1.1%	107	1.2%	635	1.1%
Integrated	542	0.8%	105	1.2%	437	0.7%
Non-agency CMBS	1,619	2.4%	98	1.1%	1,521	2.4%
Industries with unrealized losses
less than $100 million	12,135	17.6%	1,300	14.4%	10,835	18.2%
Total by industry	$68,667	100.0%	$8,999	100.0%	$59,668	100.0%

Total by industry as a percentage of
total fixed maturity AFS securities	67.8%	100.0%	63.9%

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of March 31, 2026
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$17,574	$5,227	$22,801	99.1%
Delinquent (1)	26	90	116	0.5%
Foreclosure	–	88	88	0.4%
Total mortgage loans on real estate before allowance	17,600	5,405	23,005	100.0%
Allowance for credit losses	(116)	(64)	(180)
Total mortgage loans on real estate	$17,484	$5,341	$22,825

	As of December 31, 2025
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$17,611	$4,864	$22,475	99.2%
Delinquent (1)	29	60	89	0.4%
Foreclosure	–	90	90	0.4%
Total mortgage loans on real estate before allowance	17,640	5,014	22,654	100.0%
Allowance for credit losses	(113)	(69)	(182)
Total mortgage loans on real estate	$17,527	$4,945	$22,472

(1) Includes certain mortgage loans on real estate that support our modified coinsurance agreements, where the investment results are passed directly to the reinsurers. As of March 31, 2026, and December 31, 2025, the fair value of such commercial mortgage loans on real estate that were in delinquent status was $19 million and $20 million, respectively.

As of March 31, 2026, there were specifically identified impaired commercial and residential mortgage loans with an aggregate carrying value of $65 million and $85 million, respectively, or less than 1% of total mortgage loans on real estate. As of December 31, 2025, there were specifically identified impaired commercial and residential mortgage loans with an aggregate carrying value of $67 million and $85 million, respectively, or less than 1% of total mortgage loans on real estate.

The total outstanding principal and interest on commercial mortgage loans that were two or more payments delinquent, excluding foreclosures, as of March 31, 2026, and December 31, 2025, was $36 million and $40 million, respectively, or less than 1% of total mortgage loans on real estate. The total outstanding principal and interest on residential mortgage loans that were three or more payments delinquent, excluding foreclosures, as of March 31, 2026, and December 31, 2025, was $87 million and $58 million, respectively, or less than 1% of total mortgage loans on real estate.

The carrying value of mortgage loans on real estate by business segment and Other Operations (in millions) was as follows:

	As of March 31, 2026	As of December 31, 2025
Segment
Annuities	$10,606	$10,181
Life Insurance	3,293	3,327
Group Protection	1,635	1,650
Retirement Plan Services	5,275	5,332
Other Operations	2,016	1,982
Total mortgage loans on real estate	$22,825	$22,472

The composition of commercial mortgage loans (in millions) by property type, geographic region and state is shown below as of March 31, 2026:

	Carrying Value	%		Carrying Value	%
Property Type			State
Industrial	$5,254	30.1%	CA	$4,858	27.8%
Apartment	5,162	29.5%	TX	1,816	10.4%
Office building	2,994	17.1%	FL	918	5.3%
Retail	2,841	16.2%	PA	892	5.1%
Other commercial	959	5.5%	NY	849	4.9%
Mixed use	172	1.0%	AZ	740	4.2%
Hotel/motel	102	0.6%	WA	671	3.8%
Total	$17,484	100.0%	MD	641	3.7%
Geographic Region			GA	624	3.5%
Pacific	5,840	33.4%	NC	567	3.2%
South Atlantic	3,637	20.8%	TN	514	2.9%
Middle Atlantic	2,190	12.5%	UT	506	2.9%
West South Central	1,955	11.2%	NJ	449	2.6%
Mountain	1,531	8.8%	VA	382	2.2%
East North Central	1,016	5.8%	OH	316	1.8%
East South Central	611	3.5%	OR	311	1.8%
West North Central	358	2.0%	WI	283	1.6%
New England	346	2.0%	All other states	2,147	12.3%
Total	$17,484	100.0%	Total	$17,484	100.0%

The composition of commercial mortgage loans (in millions) by property type, geographic region and state is shown below as of December 31, 2025:

	Carrying Value	%		Carrying Value	%
Property Type			State
Apartment	$5,362	30.6%	CA	$4,828	27.5%
Industrial	5,202	29.7%	TX	1,785	10.2%
Office building	3,017	17.2%	FL	924	5.3%
Retail	2,828	16.1%	PA	879	5.0%
Other commercial	853	4.9%	AZ	865	4.9%
Mixed use	162	0.9%	NY	852	4.9%
Hotel/motel	103	0.6%	WA	658	3.9%
Total	$17,527	100.0%	MD	643	3.7%
Geographic Region			GA	632	3.6%
Pacific	5,798	33.1%	NC	571	3.3%
South Atlantic	3,631	20.6%	TN	517	2.9%
Middle Atlantic	2,152	12.3%	UT	439	2.5%
West South Central	1,925	11.0%	NJ	421	2.4%
Mountain	1,591	9.1%	VA	385	2.2%
East North Central	1,053	6.0%	OH	316	1.8%
East South Central	615	3.5%	OR	312	1.8%
West North Central	414	2.4%	IL	301	1.7%
New England	348	2.0%	All other states	2,199	12.4%
Total	$17,527	100.0%	Total	$17,527	100.0%

The following table shows the principal amount (in millions) of our commercial and residential mortgage loans by year in which the principal is contractually obligated to be repaid:

	As of March 31, 2026
	Commercial	Residential	Total	%
Principal Repayment Year
2026	$1,067	$565	$1,632	7.1%
2027	1,829	345	2,174	9.5%
2028	2,238	71	2,309	10.1%
2029	1,945	63	2,008	8.8%
2030	1,885	71	1,956	8.5%
2031 and thereafter	8,672	4,163	12,835	56.0%
Total	$17,636	$5,278	$22,914	100.0%

See Note 3 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for credit losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three Months Ended March 31,
	2026	2025
Annuities	$3	$2
Life Insurance	121	70
Group Protection	2	1
Retirement Plan Services	3	2
Total (1)	$129	$75

(1) Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses, not including alternative investments that support reinsurance funds withheld and modified coinsurance agreements where the investment results are passed directly to the reinsurers.

As of March 31, 2026, and December 31, 2025, alternative investments included investments in 380 and 384 different partnerships, respectively, and the portfolio represented approximately 3% of total investments. These amounts do not include alternative investments that support funds withheld and modified coinsurance reinsurance agreements where the investment results are passed directly to the reinsurers. The partnerships do not represent off-balance sheet financing and generally involve several third-party partners. Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and are not material to our liquidity. Alternative investments are accounted for using the equity method of accounting and are included in other investments on the Consolidated Balance Sheets.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three Months Ended March 31,
	2026	2025
Net Investment Income
Fixed maturity AFS securities	$1,117	$1,059
Trading securities	20	26
Equity securities	3	3
Mortgage loans on real estate	272	251
Policy loans	26	26
Cash and invested cash	80	59
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	5	2
Other investments (2)	131	104
Investment income	1,654	1,530
Investment expense	(49)	(68)
Net investment income	$1,605	$1,462

(1) See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2) Includes primarily investment income on alternative investments. See “Alternative Investments” above for additional information.

	For the Three Months Ended March 31,
	2026	2025
Interest Rate Yield
Fixed maturity AFS securities, mortgage loans on
real estate and other, net of investment expenses	4.25%	4.13%
Commercial mortgage loan prepayment and
bond make-whole premiums	0.01%	0.01%
Other investments	0.38%	0.32%
Net investment income yield on invested assets	4.64%	4.46%

We earn investment income on our general account investments supporting our liabilities associated with investment-type annuities (including RILA, individual and group fixed and fixed portion of variable annuities, fixed indexed deferred annuities and non-life contingent payout fixed annuities), UL, MoneyGuard®, VUL, IUL and funding agreement products. The profitability of our products is affected by our ability to achieve target spreads, or margins, between the interest income earned on the general account assets and the interest credited to the policyholder account balance. The net investment income and the interest rate yield tables above each include commercial mortgage loan prepayments and bond make-whole premiums, alternative investments and contingent interest and standby real estate equity commitments. These items can vary significantly from period to period due to a number of factors and, therefore, can provide results that are not indicative of the underlying trends.

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

For factors that could cause actual results to differ materially from those set forth in this section and that could affect our expectations for liquidity and capital, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2025 Form 10-K.

Consolidated Sources and Uses of Liquidity and Capital

Our primary sources of liquidity and capital are insurance premiums and fees, investment income, maturities and sales of investments, issuance of debt or other types of securities and policyholder deposits. We also have access to alternative sources of liquidity as discussed below. Our primary uses are to pay obligations under insurance policies and contracts, to fund commissions and other general operating expenses, to purchase investments, to fund policy surrenders and withdrawals, to pay dividends to our common and preferred stockholders, to repurchase our common stock and to repay debt. Our operating activities provided (used) cash of $138 million and $(272) million for the three months ended March 31, 2026 and 2025, respectively. Cash flows from operating activities will fluctuate based on the timing of insurance premiums received and benefit payments to policyholders, as well as other business activities including cash payments on certain derivatives used to hedge exposure to product-related risks.

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

Details underlying the primary sources of the holding company’s liquidity (in millions) were as follows:

	For the Three Months Ended March 31,
	2026	2025
Cash Dividends and Return of Capital from Subsidiaries
The Lincoln National Life Insurance Company	$270	$230
Total cash dividends and return of capital from subsidiaries	$270	$230

Interest from Subsidiaries
Interest on inter-company notes	$31	$35

The table above focuses on significant and recurring cash flow items and excludes the effects of certain financing activities, including the periodic issuance and retirement of debt, issuance of preferred stock or common stock, cash flows related to our inter-company cash management program and certain investing activities, including capital contributions to subsidiaries. These activities are discussed below. Taxes have been eliminated from the analysis due to a tax sharing agreement among our primary subsidiaries resulting in a modest effect on net cash flows at the holding company. Also excluded from this analysis is the modest amount of investment income on short-term investments of the holding company and employee stock exercise activity related to our stock-based incentive compensation plans. See “Part IV – Item 15(a)(2) Financial Statement Schedules – Schedule II – Condensed Financial Information of Registrant” in our 2025 Form 10-K for the holding company cash flow statement. For information regarding limits on the dividends that our insurance subsidiaries may pay without prior approval, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Holding Company Sources and Uses of Liquidity and Capital – Restrictions on Subsidiaries’ Dividends” in our 2025 Form 10-K.

Subsidiaries’ Capital

Our insurance subsidiaries must maintain certain regulatory capital levels. Under RBC requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the NAIC, to its company action level of RBC (known as the “RBC ratio”), also as defined by the NAIC. We utilize the RBC ratio as a primary measure of the capital adequacy of our insurance subsidiaries. The RBC ratio is an important factor in the determination of the credit and financial strength ratings of LNC and its subsidiaries, as a reduction in our insurance subsidiaries’ surplus will affect their RBC ratios and dividend-paying capacity. For additional information on RBC ratios, see “Part I – Item 1. Business – Regulatory – Insurance Regulation – Risk-Based Capital” in our 2025 Form 10-K.

Our insurance subsidiaries’ regulatory capital levels are affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. For instance, our term products and UL products containing secondary guarantees subject to the NAIC RBC framework require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”) and Actuarial Guideline XXXVIII (“AG38”), respectively. Our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives or reinsurance subsidiaries. Our captive reinsurance and reinsurance subsidiaries provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner and free up capital the insurance subsidiaries can use for any number of purposes, including paying dividends to the holding company. We use long-dated LOCs, debt financing, excess of loss structures with third-party reinsurers, as well as other financing strategies to finance certain reserves. For information on the LOCs, see LOCs in Note 13 in our 2025 Form 10-K. Our captive reinsurance and reinsurance subsidiaries have also issued long-term notes of $3.1 billion to finance a portion of the excess reserves associated with our term and UL products with secondary guarantees as of March 31, 2026; of this amount, $2.6 billion involve exposure to variable interest entities. For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 4 in our 2025 Form 10-K. We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees. LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.

Statutory reserves for variable annuity guaranteed benefit riders and guaranteed benefits on VUL policies, as well as certain components of the NAIC RBC calculation that are impacted by such guaranteed benefits, are sensitive to changes in the equity markets and interest rates, and such statutory reserves and our RBC levels are also affected by the level of account balances relative to the level of any guarantees, product design and reinsurance arrangements. As a result, the relationship between reserve changes and equity market performance is non-linear during any given reporting period. Our insurance subsidiaries cede a portion of the variable annuity guaranteed benefit riders to Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”) through a modified coinsurance agreement. Our variable annuity hedge program mitigates the risk to LNBAR from guaranteed benefit riders and continues to focus on generating sufficient income to fund future claims with a goal of maximizing distributable earnings and explicitly protecting capital. The Lincoln National Life Insurance Company (“LNL”) also uses a partial hedge and a third-party reinsurance agreement to mitigate potential capital volatility from guaranteed benefits on VUL policies. Market conditions greatly influence the ultimate capital required due to its effect on the valuation of reserves and supporting derivatives.

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

LNC made no capital contributions in cash to subsidiaries for the three months ended March 31, 2026 and 2025.

Debt

Although our subsidiaries currently generate adequate cash flow to meet the needs of our normal operations, periodically LNC may issue debt to maintain ratings and increase liquidity, as well as to fund internal growth, acquisitions and the retirement of its debt. Details underlying our debt activities (in millions) for the three months ended March 31, 2026, were as follows:

	Beginning Balance	Issuances	Maturities, Repayments and Refinancing	Change in Fair Value Hedges	Other Changes (1)	Ending Balance
Short-Term Debt
Current maturities of long-term debt (2)	$400	$–	$–	$–	$–	$400

Long-Term Debt
Senior notes	4,728	–	–	2	1	4,731
Term loans (3)	150	250	(150)	–	–	250
Subordinated notes	801	–	–	–	–	801
Capital securities	187	–	–	–	–	187
Total long-term debt	$5,866	$250	$(150)	$2	$1	$5,969

(1) Includes the non-cash reclassification of long-term debt to current maturities of long-term debt, premium (discount) associated with debt issuances, accretion (amortization) of discounts and premiums, amortization of debt issuance costs and amortization of adjustments from discontinued hedges, as applicable.
(2) As of March 31, 2026, consisted of $400 million principal amount of our 3.625% Senior Notes due December 12, 2026.
(3) On March 30, 2026, we refinanced our $150 million term loan due 2027 into a $250 million term loan due March 30, 2031.

LNC made interest payments to service debt to third parties of $80 million for the three months ended March 31, 2026.

For additional information about our short-term and long-term debt and our credit facility, see Note 12 herein and Note 13 in our 2025 Form 10-K.

Preferred Stock

Details underlying preferred stock dividends paid (in millions) were as follows:

	For the Three Months Ended March 31,
	2026	2025
Series C preferred stock dividends	$23	$23
Series D preferred stock dividends	11	11
Total preferred stock dividends	$34	$34

For additional information on preferred stock, see Note 15 herein and Note 18 in our 2025 Form 10-K.

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

Details underlying return of capital to common stockholders (in millions) were as follows:

	For the Three Months Ended March 31,
	2026	2025
Dividends to common stockholders	$86	$77
Repurchase of common stock	–	–
Total cash returned to common stockholders	$86	$77

Alternative Sources of Liquidity

Inter-Company Cash Management Program

To meet short-term liquidity needs that arise in the ordinary course of business, we utilize an inter-company cash management program between LNC and participating subsidiaries whereby participating subsidiaries can borrow cash from or lend cash to LNC. Loans under the inter-company cash management program are permitted under applicable insurance laws subject to certain restrictions. For our Indiana-domiciled insurance subsidiary, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC. As of March 31, 2026, LNC had $182 million of outstanding borrowings from the cash management program related primarily to liquidity management and had no outstanding lending into the cash management program.

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

For additional information on the facility agreement for senior notes issuances, see Note 13 in our 2025 Form 10-K.

Federal Home Loan Bank

Our primary insurance subsidiary, LNL, is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans as an alternative source of liquidity, and to issue funding agreements, both of which are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of March 31, 2026, LNL had a Board-approved maximum borrowing capacity of $7.0 billion under the FHLBI facility with no outstanding liquidity borrowings and $1.7 billion of outstanding funding agreements. Liquidity borrowings are reported within payables for collateral on investments and funding agreements are reported within policyholder account balances on the Consolidated Balance Sheets. Lincoln Life & Annuity Company of New York (“LLANY”) is a member of the Federal Home Loan Bank of New York (“FHLBNY”) with a Board-approved maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of March 31, 2026, LLANY had no outstanding borrowings under this facility. For additional information on borrowings under this facility, see “Payables for Collateral on Investments” in Note 3. For additional information on funding agreements issued to FHLBI, see Note 10.

Repurchase Agreements and Securities Lending Programs

Our insurance and reinsurance subsidiaries had access to $2.6 billion through committed repurchase agreements, of which none was utilized as of March 31, 2026. Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can also access liquidity through securities lending programs and uncommitted repurchase agreements. As of March 31, 2026, our insurance subsidiaries had securities pledged under securities lending agreements with a carrying value of $183 million, and none pledged under uncommitted repurchase agreements. For additional information, see “Payables for Collateral on Investments” in Note 3.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net collateral payable position) and posted with counterparties (when we are in a net collateral receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of March 31, 2026, we were in a net collateral payable position of $6.0 billion. In the event of adverse changes in fair value of our derivative instruments, we may need to return, post or pledge collateral to counterparties. If we do not have sufficient high quality securities or cash to provide as collateral to counterparties, we have alternative sources of liquidity. In addition to the liquidity from repurchase agreements and FHLB facilities discussed above, we also have a five-year revolving credit facility discussed in Note 12 herein. For additional information, see “Credit Risk” in Note 5.

Ratings

Financial Strength Ratings

See “Part I – Item 1. Business – Financial Strength Ratings” in our 2025 Form 10-K for information on our financial strength ratings.

Credit Ratings

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Ratings” in our 2025 Form 10-K for information on our credit ratings.

If our current financial strength ratings or credit ratings were downgraded in the future, terms in our derivative agreements and/or certain repurchase agreements may be triggered, which could negatively affect overall liquidity. For the majority of our derivative counterparties, there is a termination event if the long-term credit ratings of LNC drop below BBB-/Baa3 (S&P/Moody’s) or if the financial strength ratings of LNL drop below BBB-/Baa3 (S&P/Moody’s). For certain repurchase agreements, there is a termination event if the long-term credit ratings of LNC drop below BBB-/Baa3 (S&P/Moody’s) or if the financial strength ratings of LNL drop below BBB+/Baa1 (S&P/Moody’s). In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products. See “Part I – Item 1A. Risk Factors – Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2025 Form 10-K for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, through an integrated asset-liability management process. We have exposures to several market risks including interest rate risk, equity market risk, credit risk and, to a lesser extent, foreign currency exchange risk. For information on these market risks, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the consolidated civil actions captioned EFG Bank AG, Cayman Branch, et al. v. The Lincoln National Life Insurance Company: Brighton Trustees, LLC, et al. v. The Lincoln National Life Insurance Company; and Ryan K. Crayne, on behalf of and as trustee for Carlton Peak Trust v. The Lincoln National Life Insurance Company, previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”). On April 28, 2026, we entered into an agreement with plaintiffs in each case on certain material terms of settlement, subject to final documentation.

See Note 14 in “Part I – Item 1. Financial Statements” for further discussion regarding these matters and other contingencies.

Item 1A. Risk Factors

In addition to the factors set forth in “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements – Cautionary Language,” you should carefully consider the risks described under “Part I – Item 1A. Risk Factors” in our 2025 Form 10-K. Such risks and uncertainties are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business, financial condition and results of operations could be materially affected. In that case, the value of our securities could decline substantially.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following summarizes purchases of equity securities by the Company during the quarter ended March 31, 2026 (dollars in millions, except per share data):

			(c) Total Number	(d) Approximate Dollar
	(a) Total		of Shares	Value of Shares
	Number	(b) Average	Purchased as Part of	that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs (1)	Plans or Programs (1)
1/1/26 – 1/31/26	–	$–	–	$714

2/1/26 – 2/28/26	–	–	–	714

3/1/26 – 3/31/26	–	–	–	714

(1) On November 10, 2021, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.5 billion. As of March 31, 2026, our remaining security repurchase authorization was $714 million. The security repurchase authorization does not have an expiration date. The amount and timing of share repurchases depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital. Our stock repurchases may be effected from time to time through open market purchases or in privately negotiated transactions and may be made pursuant to an accelerated share repurchase agreement or Rule 10b5-1 plan.

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 120, which is incorporated herein by reference.

LINCOLN NATIONAL CORPORATION
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended March 31, 2026

4.1	Form of 2.330% Senior Notes due 2030 is incorporated by reference to Exhibit A to Exhibit 4.4 to LNC’s Form S-3ASR (File No. 333-249058) filed with the SEC on September 25, 2020.
10.1	Form of Long-Term Incentive Award Program Performance Cycle (“PSA”) Agreement for CEO (effective February 2026).*
10.2	Form of Restricted Stock Unit (“RSU”) Award Agreement for CEO (effective February 2026).*
10.3	Form of PSA Agreement for Senior Management Committee (“SMC”) (other than CEO) (effective February 2026).*
10.4	Form of RSU Award Agreement for SMC (other than CEO) (effective February 2026).*
10.5
Third Amended and Restated Credit Agreement, dated as of March 27, 2026, among LNC, as an Account Party and Guarantor, the Subsidiary Account Parties, as additional Account Parties, Bank of America, N.A., as Administrative Agent, and the other lenders named therein, is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 31, 2026.^

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
^    Certain schedules to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. LNC will furnish supplementally a copy of any omitted schedule to the SEC, upon request.

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
Dated: May 7, 2026