Form 10-Q
period 2026-06-30
LINCOLN NATIONAL CORP
filed 2026-07-30
CIK 59558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
OR
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
Yes ☐   No  ☒

As of July 24, 2026, there were 191,447,336 shares of the registrant’s common stock outstanding.
—————————————————————————————————————————————————————

Lincoln National Corporation

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
LINCOLN NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of	As of
	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value (amortized cost:
2026 - $103,761; 2025 - $101,462 allowance for credit losses: 2026 - $139; 2025 - $110)	$95,085	$93,448
Trading securities	1,515	1,676
Equity securities	456	636
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2026 - $195; 2025 - $199)	23,406	22,472
Policy loans	2,596	2,626
Derivative investments	11,382	9,945
Other investments	8,870	8,105
Total investments	143,310	138,908
Cash and invested cash	10,165	9,502
Deferred acquisition costs, value of business acquired and deferred sales inducements	12,918	12,827
Reinsurance recoverables, net of allowance for credit losses	27,225	28,012
Deposit assets, net of allowance for credit losses	33,619	33,690
Market risk benefit assets	5,077	4,753
Accrued investment income	1,169	1,122
Goodwill	1,144	1,144
Other assets	6,918	7,154
Separate account assets	188,252	180,092
Total assets	$429,797	$417,204
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Policyholder account balances	$139,510	$136,245
Future contract benefits	42,177	42,077
Funds withheld reinsurance liabilities	16,808	17,922
Market risk benefit liabilities	895	1,118
Deferred front-end loads	8,059	7,586
Payables for collateral on investments	9,232	7,954
Short-term debt	400	400
Long-term debt	6,465	5,866
Other liabilities	6,650	7,038
Separate account liabilities	188,252	180,092
Total liabilities	418,448	406,298
Contingencies and Commitments (See Note 14)
Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized:
Series C preferred stock – 20,000 shares authorized, issued and outstanding
as of June 30, 2026, and December 31, 2025	493	493
Series D preferred stock – 20,000 shares authorized, issued and outstanding
as of June 30, 2026, and December 31, 2025	493	493
Common stock – 800,000,000 shares authorized; 191,425,371 and 190,051,477 shares
issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	5,619	5,592
Retained earnings	9,322	8,386
Accumulated other comprehensive income (loss)	(4,578)	(4,058)
Total stockholders’ equity	11,349	10,906
Total liabilities and stockholders’ equity	$429,797	$417,204
See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Insurance premiums	$1,715	$1,682	$3,388	$3,358
Fee income	1,406	1,348	2,783	2,721
Net investment income	1,625	1,471	3,230	2,934
Realized gain (loss)	(406)	(641)	60	(631)
Other revenues	202	184	387	353
Total revenues	4,542	4,044	9,848	8,735
Expenses
Benefits	1,920	1,994	3,975	4,062
Policyholder liability remeasurement (gain) loss	(54)	(88)	(100)	(146)
Interest credited	1,024	916	2,023	1,805
Market risk benefit (gain) loss	(1,460)	(940)	(473)	353
Commissions and other expenses	1,387	1,327	2,862	2,695
Interest and debt expense	82	(13)	164	67
Total expenses	2,899	3,196	8,451	8,836
Income (loss) before taxes	1,643	848	1,397	(101)
Federal income tax expense (benefit)	311	149	237	(78)
Net income (loss)	1,332	699	1,160	(23)
Other comprehensive income (loss), net of tax:
Unrealized investment gain (loss)	279	328	(658)	851
Market risk benefit non-performance risk gain (loss)	(404)	(350)	38	(32)
Policyholder liability discount rate remeasurement gain (loss)	14	(64)	100	(175)
Foreign currency translation adjustment	–	10	(2)	15
Funded status of employee benefit plans	–	(10)	2	(15)
Total other comprehensive income (loss), net of tax	(111)	(86)	(520)	644
Comprehensive income (loss)	$1,221	$613	$640	$621

Net Income (Loss) Available to Common Stockholders
Net income (loss)	$1,332	$699	$1,160	$(23)
Preferred stock dividends declared	(11)	(11)	(46)	(46)
Net income (loss) available to common stockholders	$1,321	$688	$1,114	$(69)

Net Income (Loss) Per Common Share
Basic	$6.85	$3.88	$5.79	$(0.39)
Diluted	6.72	3.80	5.65	(0.39)

Cash Dividends Declared Per Common Share	$0.45	$0.45	$0.90	$0.90

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Preferred Stock
Balance as of beginning-of-period	$986	$986	$986	$986
Balance as of end-of-period	986	986	986	986

Common Stock
Balance as of beginning-of-period	5,602	4,703	5,592	4,674
Issuance of common stock	–	825	–	825
Stock compensation/issued for benefit plans	17	17	27	46
Balance as of end-of-period	5,619	5,545	5,619	5,545

Retained Earnings
Balance as of beginning-of-period	8,091	6,810	8,386	7,645
Net income (loss)	1,332	699	1,160	(23)
Preferred stock dividends declared	(11)	(11)	(46)	(46)
Common stock dividends declared	(90)	(89)	(178)	(167)
Balance as of end-of-period	9,322	7,409	9,322	7,409

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	(4,467)	(4,306)	(4,058)	(5,036)
Other comprehensive income (loss), net of tax	(111)	(86)	(520)	644
Balance as of end-of-period	(4,578)	(4,392)	(4,578)	(4,392)
Total stockholders’ equity as of end-of-period	$11,349	$9,548	$11,349	$9,548

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net income (loss)	$1,160	$(23)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Realized (gain) loss	(60)	631
Market risk benefit (gain) loss	(473)	353
Sales and maturities (purchases) of trading securities, net	128	583
Early extinguishment of debt (gain) loss	–	(94)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads	386	326
Accrued investment income	(47)	(36)
Insurance liabilities and reinsurance-related balances	(1,259)	(559)
Accrued expenses	(174)	(156)
Federal income tax accruals	221	(123)
Other	(302)	(161)
Net cash provided by (used in) operating activities	(420)	741
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(9,401)	(6,793)
Sales and maturities of available-for-sale securities and equity securities	7,483	5,795
Purchases of other investments	(918)	(686)
Sales and repayments of other investments	536	584
Issuance of mortgage loans on real estate	(2,834)	(1,933)
Repayment and maturities of mortgage loans on real estate	1,647	1,075
Repayment (issuance) of policy loans, net	30	(76)
Net change in collateral on investments, certain derivatives and related settlements	2,684	(306)
Other	(103)	28
Net cash provided by (used in) investing activities	(876)	(2,312)
Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(150)	(300)
Issuance of long-term debt, net of issuance costs	744	–
Payment related to early extinguishment of debt	–	(421)
Payment related to sale-leaseback transactions	(2)	(4)
Proceeds from certain financing arrangements	–	33
Payment related to certain financing arrangements	(75)	(84)
Policyholder account balances:
Deposits	9,695	9,623
Withdrawals	(7,023)	(6,250)
Transfers from (to) separate accounts, net	(985)	(303)
Issuance of common stock	–	825
Common stock issued for benefit plans	(27)	(7)
Dividends paid to preferred stockholders	(46)	(46)
Dividends paid to common stockholders	(172)	(153)
Net cash provided by (used in) financing activities	1,959	2,913
Net increase (decrease) in cash and invested cash	663	1,342
Cash and invested cash as of beginning-of-year	9,502	5,801
Cash and invested cash as of end-of-period	$10,165	$7,143

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Interim results for the six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026. All material inter-company accounts and transactions have been eliminated in consolidation.

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

The variable annuities level of aggregation includes RILA products, which are indexed variable annuities. The fixed annuities level of aggregation represents deferred fixed annuities. We have excluded amounts reported in Other Operations from our disaggregated disclosures that are attributable to the indemnity reinsurance agreements with Protective Life Insurance Company (“Protective”) and Swiss Re Life & Health America, Inc. (“Swiss Re”) as these contracts are fully reinsured, run-off institutional pension business in the form of group annuity and the results of certain disability income business.

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

Standard	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40)	This ASU requires disclosure of specified information about certain costs and expenses, including employee compensation, depreciation and intangible asset amortization.	January 1, 2027 (Annual Filings) and January 1, 2028 (Quarterly Filings)	We are evaluating the impact of this ASU to the consolidated financial statements.
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

3. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of fixed maturity available-for-sale (“AFS”) securities (in millions) were as follows:

	As of June 30, 2026
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$75,626	$625	$8,305	$45	$67,901
U.S. government bonds	1,001	3	42	–	962
State and municipal bonds	2,437	13	383	–	2,067
Foreign government bonds	240	14	51	–	203
RMBS	2,080	36	157	6	1,953
CMBS	3,002	5	116	3	2,888
ABS	19,161	91	270	84	18,898
Hybrid and redeemable preferred securities	214	8	8	1	213
Total fixed maturity AFS securities	$103,761	$795	$9,332	$139	$95,085

	As of December 31, 2025
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$76,318	$834	$8,054	$53	$69,045
U.S. government bonds	892	9	32	–	869
State and municipal bonds	2,514	18	385	–	2,147
Foreign government bonds	261	16	51	–	226
RMBS	2,237	45	154	6	2,122
CMBS	2,586	15	99	–	2,502
ABS	16,412	137	217	50	16,282
Hybrid and redeemable preferred securities	242	21	7	1	255
Total fixed maturity AFS securities	$101,462	$1,095	$8,999	$110	$93,448

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of June 30, 2026, were as follows:

	Amortized Cost	Fair Value
Due in one year or less	$5,574	$5,516
Due after one year through five years	19,711	19,252
Due after five years through ten years	12,545	12,077
Due after ten years	41,688	34,501
Subtotal	79,518	71,346
Structured securities (RMBS, CMBS, ABS)	24,243	23,739
Total fixed maturity AFS securities	$103,761	$95,085

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of June 30, 2026
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$23,365	$3,339	$29,373	$4,966	$52,738	$8,305
U.S. government bonds	815	36	43	6	858	42
State and municipal bonds	623	153	970	230	1,593	383
Foreign government bonds	12	2	125	49	137	51
RMBS	505	37	777	120	1,282	157
CMBS	1,297	32	917	84	2,214	116
ABS	6,416	81	2,654	189	9,070	270
Hybrid and redeemable
preferred securities	44	2	54	6	98	8
Total fixed maturity AFS securities	$33,077	$3,682	$34,913	$5,650	$67,990	$9,332

Total number of fixed maturity AFS securities in an unrealized loss position						6,980

	As of December 31, 2025
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$16,727	$3,366	$31,404	$4,688	$48,131	$8,054
U.S. government bonds	427	27	36	5	463	32
State and municipal bonds	582	166	995	219	1,577	385
Foreign government bonds	10	2	135	49	145	51
RMBS	345	39	838	115	1,183	154
CMBS	577	19	956	80	1,533	99
ABS	3,453	37	3,107	180	6,560	217
Hybrid and redeemable
preferred securities	22	2	54	5	76	7
Total fixed maturity AFS securities	$22,143	$3,658	$37,525	$5,341	$59,668	$8,999

Total number of fixed maturity AFS securities in an unrealized loss position						6,089

(1) As of June 30, 2026, and December 31, 2025, we recognized $3 million and $12 million of gross unrealized losses, respectively, in other comprehensive income (loss) (“OCI”) for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of June 30, 2026
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$2,187	$627	396
Six months or greater, but less than nine months	471	171	118
Nine months or greater, but less than twelve months	909	434	209
Twelve months or greater	5,133	2,314	867
Total	$8,700	$3,546	1,590

	As of December 31, 2025
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$2,355	$839	445
Six months or greater, but less than nine months	351	163	65
Nine months or greater, but less than twelve months	302	119	99
Twelve months or greater	5,214	2,195	902
Total	$8,222	$3,316	1,511

(1) We may reflect a security in more than one aging category based on various purchase dates.

Our gross unrealized losses on fixed maturity AFS securities increased by $333 million for the six months ended June 30, 2026. As discussed further below, we do not believe the unrealized loss position as of June 30, 2026, required an impairment recognized in earnings as: (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of June 30, 2026, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of June 30, 2026, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to rising interest rates and widening credit spreads since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of June 30, 2026, and December 31, 2025, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of June 30, 2026, and December 31, 2025, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.0 billion and $3.1 billion, respectively, and a fair value of $2.9 billion. Based upon the analysis discussed above, we believe that as of June 30, 2026, and December 31, 2025, we would have recovered the amortized cost of each corporate bond.

As of June 30, 2026, the unrealized losses associated with our mortgage-backed securities and asset-backed securities (“ABS”) were attributable primarily to rising interest rates and widening credit spreads since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of June 30, 2026, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

Credit Loss Impairment on Fixed Maturity AFS Securities

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require an allowance for credit losses. Changes in the allowance for credit losses on fixed maturity AFS securities (in millions), aggregated by investment category, were as follows:

	As of or For the Three Months Ended June 30, 2026
	Corporate Bonds	RMBS	CMBS	ABS	Hybrids	Total
Balance as of beginning-of-period	$38	$6	$–	$66	$1	$111
Additions from purchases of PCD debt securities (1)	–	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	9	–	3	–	–	12
Additions (reductions) for securities for which
credit losses were previously recognized	4	–	–	18	–	22
Reductions for disposed securities	(2)	–	–	–	–	(2)
Reductions for securities charged off	(4)	–	–	–	–	(4)
Balance as of end-of-period (2)	$45	$6	$3	$84	$1	$139

	As of or For the Six Months Ended June 30, 2026
	Corporate Bonds	RMBS	CMBS	ABS	Hybrids	Total
Balance as of beginning-of-year	$53	$6	$–	$50	$1	$110
Additions from purchases of PCD debt securities (1)	–	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	11	–	3	–	–	14
Additions (reductions) for securities for which
credit losses were previously recognized	12	–	–	36	–	48
Reductions for disposed securities	(3)	–	–	(2)	–	(5)
Reductions for securities charged-off	(28)	–	–	–	–	(28)
Balance as of end-of-period (2)	$45	$6	$3	$84	$1	$139

	As of or For the Three Months Ended June 30, 2025
	Corporate Bonds	RMBS	CMBS	ABS	Hybrids	Total
Balance as of beginning-of-period	$23	$6	$–	$44	$1	$74
Additions from purchases of PCD debt securities (1)	–	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	17	–	–	–	–	17
Additions (reductions) for securities for which
credit losses were previously recognized	4	(1)	–	(1)	–	2
Reductions for securities charged off	(8)	–	–	–	–	(8)
Balance as of end-of-period (2)	$36	$5	$–	$43	$1	$85

	As of or For the Six Months Ended June 30, 2025
	Corporate Bonds	RMBS	CMBS	ABS	Hybrids	Total
Balance as of beginning-of-year	$14	$7	$–	$24	$1	$46
Additions from purchases of PCD debt securities (1)	–	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	25	–	–	8	–	33
Additions (reductions) for securities for which
credit losses were previously recognized	5	(2)	–	11	–	14
Reductions for securities charged off	(8)	–	–	–	–	(8)
Balance as of end-of-period (2)	$36	$5	$–	$43	$1	$85

(1) Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.
(2) As of June 30, 2026 and 2025, accrued investment income on fixed maturity AFS securities totaled $932 million and $886 million, respectively, and was excluded from the estimate of credit losses.

Losses from debt instrument modifications were $2 million and $13 million for the three months ended June 30, 2026 and 2025, respectively, and $3 million and $18 million for the six months ended June 30, 2026 and 2025, respectively, reported in realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of June 30, 2026			As of December 31, 2025
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$17,623	$5,472	$23,095	$17,636	$4,628	$22,264
30 to 59 days past due	–	112	112	1	93	94
60 to 89 days past due	2	31	33	5	34	39
90 or more days past due	79	164	243	35	144	179
Allowance for credit losses	(111)	(66)	(177)	(113)	(69)	(182)
Unamortized premium (discount)	(6)	139	133	(4)	115	111
Mark-to-market gains (losses) (1)	(31)	(2)	(33)	(33)	–	(33)
Total carrying value	$17,556	$5,850	$23,406	$17,527	$4,945	$22,472

(1) Represents the mark-to-market on certain mortgage loans on real estate that support our modified coinsurance agreements, where the investment results are passed directly to the reinsurers, and for which we have elected the fair value option. As of June 30, 2026 and December 31, 2025, the amortized cost and fair value of such mortgage loans on real estate that were in nonaccrual status were $30 million and $20 million, respectively. As of June 30, 2026, and December 31, 2025, there were no such mortgage loans on real estate that were more than 90 days past due and still accruing interest. For additional information, see “Fair Value Option” in Note 13.

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows, excluding certain mortgage loans on real estate that support our modified coinsurance agreements where the investment results are passed directly to the reinsurers:

	As of June 30, 2026	As of December 31, 2025
Commercial mortgage loans on real estate	$49	$5
Residential mortgage loans on real estate	169	148
Total	$218	$153

We use loan-to-value (“LTV”) and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate. The amortized cost of commercial mortgage loans on real estate (dollars in millions) by year of origination and credit quality indicator was as follows:

	As of June 30, 2026
	LTV Less Than 65%	Debt-Service Coverage Ratio	LTV 65% to 75%	Debt-Service Coverage Ratio	LTV Greater Than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2026	$888	1.63	$104	1.38	$2	1.42	$994
2025	1,326	1.81	161	1.41	11	1.18	1,498
2024	1,485	1.68	54	1.41	1	2.06	1,540
2023	1,304	1.87	25	1.40	1	1.17	1,330
2022	1,639	2.24	61	1.65	4	1.21	1,704
2021 and prior	10,559	2.73	56	2.67	17	1.66	10,632
Total	$17,201		$461		$36		$17,698

	As of December 31, 2025
	LTV Less Than 65%	Debt-Service Coverage Ratio	LTV 65% to 75%	Debt-Service Coverage Ratio	LTV Greater Than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2025	$1,322	1.81	$182	1.41	$11	1.20	$1,515
2024	1,496	1.68	66	1.41	1	2.01	1,563
2023	1,332	1.86	33	1.38	1	1.17	1,366
2022	1,706	2.21	76	1.59	5	1.83	1,787
2021	2,208	3.66	37	1.70	26	4.36	2,271
2020 and prior	9,098	2.53	46	1.38	27	1.94	9,171
Total	$17,162		$440		$71		$17,673

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate. The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of June 30, 2026
	Performing	Nonperforming	Total
Origination Year
2026	$1,188	$2	$1,190
2025	1,698	16	1,714
2024	1,554	62	1,616
2023	389	20	409
2022	384	42	426
2021 and prior	536	27	563
Total	$5,749	$169	$5,918

	As of December 31, 2025
	Performing	Nonperforming	Total
Origination Year
2025	$1,650	$4	$1,654
2024	1,776	64	1,840
2023	440	21	461
2022	425	33	458
2021	381	14	395
2020 and prior	194	12	206
Total	$4,866	$148	$5,014

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

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	As of or For the Three Months Ended June 30, 2026
	Commercial	Residential	Total
Balance as of beginning-of-period	$116	$64	$180
Additions (reductions) from provision for credit loss
expense (1)	5	2	7
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Reductions for mortgage loans on real estate charged off	(10)	–	(10)
Balance as of end-of-period (2)	$111	$66	$177

	As of or For the Six Months Ended June 30, 2026
	Commercial	Residential	Total
Balance as of beginning-of-year	$113	$69	$182
Additions (reductions) from provision for credit loss
expense (1)	8	(3)	5
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Reductions for mortgage loans on real estate charged off	(10)	–	(10)
Balance as of end-of-period (2)	$111	$66	$177

	As of or For the Three Months Ended June 30, 2025
	Commercial	Residential	Total
Balance as of beginning-of-period	$98	$56	$154
Additions (reductions) from provision for credit loss
expense (1)	(1)	9	8
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Balance as of end-of-period (2)	$97	$65	$162

	As of or For the Six Months Ended June 30, 2025
	Commercial	Residential	Total
Balance as of beginning-of-year	$99	$53	$152
Additions (reductions) from provision for credit loss
expense (1)	(2)	12	10
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Balance as of end-of-period (2)	$97	$65	$162

(1) We recognized $1 million and less than $1 million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the three months ended June 30, 2026 and 2025, respectively, and $1 million and less than $1 million for the six months ended June 30, 2026 and 2025, respectively.
(2) Accrued investment income on mortgage loans on real estate totaled $119 million and $107 million as of June 30, 2026 and 2025, respectively, and was excluded from the estimate of credit losses.

Alternative Investments

As of June 30, 2026, and December 31, 2025, alternative investments included investments in 375 and 384 different partnerships, respectively, and represented approximately 3% of total investments. These amounts do not include alternative investments that support funds withheld and modified coinsurance reinsurance agreements where the investment results are passed directly to the reinsurers.

Impairments on Fixed Maturity AFS Securities

Details underlying credit loss benefit (expense) incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Credit Loss Benefit (Expense)
Fixed maturity AFS securities:
Corporate bonds	$(11)	$(21)	$(20)	$(30)
RMBS	–	1	–	2
CMBS	(3)	–	(3)	–
ABS	(18)	1	(34)	(19)
Total credit loss benefit (expense)	$(32)	$(19)	$(57)	$(47)

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on the Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of June 30, 2026		As of December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Collateral payable for derivative investments (1)	$9,051	$9,051	$7,809	$7,809
Securities pledged under securities lending agreements (2)	181	174	145	139
Total payables for collateral on investments	$9,232	$9,225	$7,954	$7,948

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

We have repurchase agreements through which we can obtain liquidity by pledging securities. The collateral requirements are generally 80% to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our repurchase program is typically invested in fixed maturity AFS securities. Lincoln National Corporation guarantees the obligations of certain reinsurance subsidiaries under certain repurchase agreements. As of June 30, 2026 and December 31, 2025, we were not participating in any open repurchase agreements.

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Six Months Ended June 30,
	2026	2025
Collateral payable for derivative investments	$1,242	$(2,210)
Securities pledged under securities
lending agreements	36	(2)
Securities pledged under repurchase agreements	–	418
Investments pledged for FHLB lending program	–	240
Total increase (decrease) in payables for
collateral on investments	$1,278	$(1,554)

We have elected not to offset our securities lending transactions in the consolidated financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of June 30, 2026
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$175	$–	$–	$–	$175
Foreign government bonds	5	–	–	–	5
Equity securities	1	–	–	–	1
Total gross secured borrowings	$181	$–	$–	$–	$181

	As of December 31, 2025
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$130	$–	$–	$–	$130
Foreign government bonds	5	–	–	–	5
Equity securities	10	–	–	–	10
Total gross secured borrowings	$145	$–	$–	$–	$145

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the consolidated financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of June 30, 2026, we had not received any collateral and, therefore, had not sold or repledged any collateral under these agreements.

We also accept collateral from derivative counterparties in the form of securities that we are permitted to sell or re-pledge. As of June 30, 2026, the fair value of this collateral received that we are permitted to sell or re-pledge was $2.2 billion, and we had re-pledged $59 million of this collateral to cover our collateral requirements.

Assets Pledged as Collateral

We pledge assets as collateral in connection with derivative, securities lending and repurchase agreements, funding agreements issued pursuant to funding agreement backed repurchase agreements (“FABRs”), membership obligations with the Federal Home Loan Bank (“FHLB”) and regulatory deposits. See “Payables for Collateral on Investments” above and “Funding Agreements – FABR Funding

Agreements” in Note 10 for additional information. Assets pledged as collateral at carrying value as reported on the Consolidated Balance Sheets were as follows:

	As of June 30, 2026	As of December 31, 2025
Fixed maturity AFS securities	$4,040	$3,578
Trading securities	13	14
Equity securities	1	10
Mortgage loans on real estate	1,592	1,217
Other investments	74	71
Cash and invested cash	53	65
Total assets pledged as collateral	$5,773	$4,955

Investment Commitments

As of June 30, 2026, our investment commitments were $4.3 billion, which included $3.0 billion of limited partnerships (“LPs”), $703 million of mortgage loans on real estate, $400 million of asset-backed variable interest entities (“VIEs”) and $224 million of private placement securities.

Concentrations of Financial Instruments

As of June 30, 2026, our most significant investments in one issuer were our investments in securities issued by the U.S. Treasury and the Federal National Mortgage Association with a fair value of $943 million and $902 million, respectively, or 1% of total investments. As of December 31, 2025, our most significant investments in one issuer were our investments in securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation with a fair value of $951 million and $595 million, respectively, or 1% and less than 1% of total investments, respectively.

As of June 30, 2026, and December 31, 2025, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $13.9 billion and $14.2 billion, respectively, or 10% of total investments and our investments in securities in the consumer non-cyclical industry with a fair value of $13.1 billion and $13.2 billion, respectively, or 9% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

4. Variable Interest Entities

Consolidated VIEs

Asset information (dollars in millions) for the consolidated VIEs included on the Consolidated Balance Sheets was as follows:

	As of June 30, 2026			As of December 31, 2025
	Number of Instruments	Notional/Par Amounts	Carrying Value	Number of Instruments	Notional/Par Amounts	Carrying Value
Assets
Asset-backed VIE	1	$600	$600	1	$210	$210

There were no gains or losses for consolidated VIEs recognized on the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2026 and 2025.

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

Limited Partnerships and Limited Liability Companies

We invest in certain LPs and limited liability companies (“LLCs”) that we have concluded are VIEs. Our exposure to loss is limited to the capital we invest in the LPs and LLCs. We do not hold any substantive kick-out or participation rights in the LPs and LLCs, and we do not receive any performance fees or decision maker fees from the LPs and LLCs. Based on our analysis of the LPs and LLCs, other than the asset-backed VIE discussed above, we are not the primary beneficiary of the VIEs as we do not have the power to direct the most significant activities of the LPs and LLCs. The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on the Consolidated Balance Sheets and were $5.8 billion as of June 30, 2026, and December 31, 2025.

Sponsored Investment Funds

We invest in certain closed-end funds that we have concluded are VIEs as the equity holders lack power through voting rights to direct the activities of the entity that most significantly impact its economic performance. We determined that we are not the primary beneficiary of the VIEs as we do not have the power to influence the decisions that are most impactful to the performance of the VIE, and we do not receive all of the economics of the VIE. Our exposure to loss is limited to the capital we invest in the funds. The carrying amounts of our investments in these funds are recognized in equity securities on the Consolidated Balance Sheets and were $164 million and $135 million as of June 30, 2026, and December 31, 2025, respectively.

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

Primary Risks Managed by Derivatives

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of June 30, 2026			As of December 31, 2025
	Notional Amounts	Fair Value		Notional Amounts	Fair Value
		Asset	Liability		Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1,645	$6	$14	$1,300	$12	$7
Foreign currency contracts (1)	5,069	426	106	4,922	380	125
Total cash flow hedges	6,714	432	120	6,222	392	132
Fair value hedges:
Interest rate contracts (1)	833	2	–	833	1	–
Foreign currency contracts (1)	25	–	1	25	–	2
Total fair value hedges	858	2	1	858	1	2
Non-Qualifying Hedges
Interest rate contracts (1)	87,638	76	362	84,814	64	321
Foreign currency contracts (1)	421	14	3	289	12	4
Equity market contracts (1)	169,439	16,889	5,607	238,623	15,560	5,685
Credit contracts (1)	86	–	–	17	–	–
Embedded derivatives:
Reinsurance-related (2)	–	–	182	–	–	289
RILA, fixed indexed annuity
and IUL contracts (3)	–	1,437	16,856	–	1,369	15,115
Total derivative instruments	$265,156	$18,850	$23,131	$330,823	$17,398	$21,548

(1) These asset and liability balances are presented on a gross basis. Amounts are reported in derivative investments and other liabilities on the Consolidated Balance Sheets after the evaluation for right of offset subject to master netting agreements.
(2) Reported in funds withheld reinsurance liabilities on the Consolidated Balance Sheets.
(3) Reported in policyholder account balances and deposit assets on the Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of June 30, 2026
	Less Than 1 Year	1 - 5 Years	6 - 10 Years	11 - 30 Years	Over 30 Years	Total
Interest rate contracts (1)	$17,298	$27,809	$15,570	$26,829	$2,610	$90,116
Foreign currency contracts (2)	272	1,814	1,663	1,724	42	5,515
Equity market contracts	106,674	51,527	9,094	6	2,138	169,439
Credit contracts	–	86	–	–	–	86
Total derivative instruments
with notional amounts	$124,244	$81,236	$26,327	$28,559	$4,790	$265,156

(1) As of June 30, 2026, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was November 27, 2030.
(2) As of June 30, 2026, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 16, 2061.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	Amortized Cost of the Hedged Assets (Liabilities)		Cumulative Fair Value Hedging Adjustment Included in the Amortized Cost of the Hedged Assets (Liabilities)
	As of June 30, 2026	As of December 31, 2025	As of June 30, 2026	As of December 31, 2025
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value (1)	$637	$645	$14	$21
Long-term debt (2)	(983)	(989)	(108)	(114)

(1) Includes $21 million of unamortized adjustments from discontinued hedges as of June 30, 2026, and December 31, 2025.
(2) Includes $(270) million and $(278) million of unamortized adjustments from discontinued hedges as of June 30, 2026, and December 31, 2025, respectively.

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Six Months Ended June 30,
	2026	2025
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$450	$638
Other comprehensive income (loss):
Unrealized holding gains (losses):
Cash flow hedges:
Interest rate contracts	(13)	37
Foreign currency contracts	9	169
Change in foreign currency exchange rate adjustment	87	(474)
Income tax benefit (expense)	(19)	57
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	–	1
Interest rate contracts (2)	4	8
Foreign currency contracts (1)	31	27
Foreign currency contracts (3)	1	3
Income tax benefit (expense)	(8)	(8)
Balance as of end-of-period	$486	$396

(1) The OCI offset is reported within net investment income on the Consolidated Statements of Comprehensive Income (Loss).
(2) The OCI offset is reported within interest and debt expense on the Consolidated Statements of Comprehensive Income (Loss).
(3) The OCI offset is reported within realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income For the Three Months Ended June 30,
	2026			2025
	Realized Gain (Loss)	Net Investment Income	Interest and Debt Expense	Realized Gain (Loss)	Net Investment Income	Interest and Debt Expense
Total Line Items in which the
Effects of Fair Value or
Cash Flow Hedges are Recorded	$(406)	$1,625	$82	$(641)	$1,471	$(13)

Qualifying Hedges
Gain or (loss) on fair value hedging
relationships:
Interest rate contracts:
Hedged items	–	(4)	–	–	3	(1)
Derivatives designated as hedging
instruments	–	4	–	–	(3)	1
Foreign currency contracts:
Hedged items	–	–	–	–	2	–
Derivatives designated as hedging
instruments	–	–	–	–	(2)	–
Gain or (loss) on cash flow hedging
relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified
from AOCI into income	–	–	2	–	1	4
Foreign currency contracts:
Amount of gain or (loss) reclassified
from AOCI into income	–	15	–	–	12	–

Non-Qualifying Hedges
Interest rate contracts	(44)	–	–	(96)	–	–
Foreign currency contracts	–	–	–	(3)	–	–
Equity market contracts	3,801	–	–	1,185	–	–
Credit contracts	(1)	–	–	1	–	–
Embedded derivatives:
Reinsurance-related	(90)	–	–	(2)	–	–
RILA, fixed indexed annuity
and IUL contracts	(3,450)	–	–	(2,073)	–	–

	Gain (Loss) Recognized in Income For the Six Months Ended June 30,
	2026			2025
	Realized Gain (Loss)	Net Investment Income	Interest and Debt Expense	Realized Gain (Loss)	Net Investment Income	Interest and Debt Expense
Total Line Items in which the
Effects of Fair Value or
Cash Flow Hedges are Recorded	$60	$3,230	$164	$(631)	$2,934	$67

Qualifying Hedges
Gain or (loss) on fair value hedging
relationships:
Interest rate contracts:
Hedged items	–	(5)	(2)	–	14	(17)
Derivatives designated as hedging
instruments	–	5	2	–	(14)	17
Foreign currency contracts:
Hedged items	–	(1)	–	–	3	–
Derivatives designated as hedging
instruments	–	1	–	–	(3)	–
Gain or (loss) on cash flow hedging
relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified
from AOCI into income	–	–	4	–	1	8
Foreign currency contracts:
Amount of gain or (loss) reclassified
from AOCI into income	1	31	–	3	27	–

Non-Qualifying Hedges
Interest rate contracts	(18)	–	–	(13)	–	–
Foreign currency contracts	2	–	–	(5)	–	–
Equity market contracts	2,805	–	–	41	–	–
Credit contracts	(1)	–	–	2	–	–
Embedded derivatives:
Reinsurance-related	107	–	–	(110)	–	–
RILA, fixed indexed annuity
and IUL contracts	(1,866)	–	–	(419)	–	–

As of June 30, 2026, $67 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. The reclassification is impacted by both interest rates and foreign currency forward rates, as the cash flow hedges affecting the reclassification include interest rate swaps and foreign currency swaps.

For the six months ended June 30, 2026 and 2025, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Information related to our CDSs for which we are the seller (dollars in millions) was as follows:

	As of June 30, 2026
	Maturity	Reason for Entering	Name of Recourse	Credit Rating of Underlying Obligation (1)	Number of Instruments	Fair Value (2)	Maximum Potential Payout (3)
Credit Contract Type
Basket CDSs	6/20/2031	(4)	(5)	BBB+	1	$2	$86

(1)    Represents average credit ratings based on the midpoint of the applicable ratings among Moody’s, S&P and Fitch Ratings, as scaled to the corresponding S&P ratings.
(2)    Third-party valuation specialists are used to determine the market value of our CDSs.
(3)    Represents the maximum potential amount of future payments (undiscounted) we could be required to make under the CDSs, assuming the value of the underlying referenced securities was reduced to zero.
(4)    CDSs were entered into in order to hedge the liability exposure on certain variable annuity products.
(5)    Sellers do not have the right to demand indemnification or compensation from third parties in case of a loss (payment) on the contract.

As of December 31, 2025, we did not have any exposure related to CDSs for which we are the seller.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk. The non-performance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of June 30, 2026, the non-performance risk adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under nearly all of our ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of June 30, 2026, or December 31, 2025.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of June 30, 2026		As of December 31, 2025
	Collateral Posted by Counterparty	Collateral Posted to Counterparty	Collateral Posted by Counterparty	Collateral Posted to Counterparty
S&P Credit Rating of Counterparty
AA-	$2,407	$(2)	$2,868	$(4)
A+	5,660	(5)	4,612	(15)
A	63	–	64	–
A-	894	–	240	–
Total cash collateral	$9,024	$(7)	$7,784	$(19)

Balance Sheet Offsetting

Information related to the effects of offsetting on the Consolidated Balance Sheets (in millions) was as follows:

	As of June 30, 2026
	Derivative Instruments	Embedded Derivative Instruments	Total
Financial Assets
Gross amount of recognized assets	$17,387	$1,437	$18,824
Gross amounts offset	(6,005)	–	(6,005)
Net amount of assets	11,382	1,437	12,819
Gross amounts not offset:
Cash collateral	(9,024)	–	(9,024)
Non-cash collateral (1)	(2,358)	–	(2,358)
Net amount	$–	$1,437	$1,437

Financial Liabilities
Gross amount of recognized liabilities	$89	$17,038	$17,127
Gross amounts offset	(27)	–	(27)
Net amount of liabilities	62	17,038	17,100
Gross amounts not offset:
Cash collateral	(7)	–	(7)
Non-cash collateral (2)	(55)	–	(55)
Net amount	$–	$17,038	$17,038

(1) Excludes excess non-cash collateral received of $1.8 billion, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.
(2) Excludes excess non-cash collateral pledged of $59 million, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

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

6. DAC, VOBA, DSI and DFEL

The following table reconciles deferred acquisition costs (“DAC”), value of business acquired (“VOBA”) and deferred sales inducements (“DSI”) (in millions) to the Consolidated Balance Sheets:

	As of June 30,	As of December 31,
	2026	2025
DAC, VOBA and DSI
Variable Annuities	$4,158	$4,112
Fixed Annuities	525	478
Traditional Life	1,279	1,308
UL and Other	6,448	6,421
Group Protection	193	198
Retirement Plan Services	305	304
Other Operations	10	6
Total DAC, VOBA and DSI	$12,918	$12,827

The following table reconciles deferred front-end loads (“DFEL”) (in millions) to the Consolidated Balance Sheets:

	As of June 30,	As of December 31,
	2026	2025
DFEL
Variable Annuities	$259	$264
UL and Other	7,699	7,265
Other Operations (1)	101	57
Total DFEL	$8,059	$7,586

(1) Represents DFEL reported in Other Operations attributable to the indemnity reinsurance agreement with Protective that is excluded from the following tables. We reported $101 million and $57 million of ceded DFEL in reinsurance recoverables on the Consolidated Balance Sheets as of June 30, 2026, and December 31, 2025, respectively.

The following tables summarize the changes in DAC (in millions):

	As of or For the Six Months Ended June 30, 2026
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$4,008	$452	$1,281	$6,057	$198	$242
Deferrals	270	85	45	213	60	9
Amortization	(219)	(36)	(71)	(167)	(65)	(9)
Balance as of end-of-period	$4,059	$501	$1,255	$6,103	$193	$242

	As of or For the Six Months Ended June 30, 2025
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$3,851	$394	$1,335	$5,916	$178	$242
Deferrals	264	26	45	198	67	9
Amortization	(195)	(31)	(72)	(158)	(59)	(10)
Balance as of end-of-period	$3,920	$389	$1,308	$5,956	$186	$241

DAC amortization expense of $285 million and $567 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2026, respectively, and $262 million and $525 million, respectively, was recorded for the corresponding periods in 2025.

The following tables summarize the changes in VOBA (in millions):

	As of or For the Six Months Ended June 30, 2026
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$12	$27	$339
Amortization	(1)	(3)	(19)
Balance as of end-of-period	$11	$24	$320

	As of or For the Six Months Ended June 30, 2025
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$13	$35	$375
Amortization	(1)	(4)	(18)
Balance as of end-of-period	$12	$31	$357

VOBA amortization expense of $11 million and $23 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2026, respectively, and $11 million and $23 million, respectively, was recorded for the corresponding periods in 2025. No additions or write-offs were recorded for each respective period.

The following tables summarize the changes in DSI (in millions):

	As of or For the Six Months Ended June 30, 2026
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$104	$14	$25	$62
Deferrals	–	–	1	2
Amortization	(5)	(1)	(1)	(1)
Balance as of end-of-period	$99	$13	$25	$63

	As of or For the Six Months Ended June 30, 2025
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$113	$16	$27	$42
Deferrals	–	–	–	10
Amortization	(5)	(1)	(1)	(1)
Balance as of end-of-period	$108	$15	$26	$51

DSI amortization expense of $4 million and $8 million was recorded in interest credited on the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2026, respectively, and $4 million and $8 million, respectively, was recorded for the corresponding periods in 2025.

The following tables summarize the changes in DFEL (in millions):

	As of or For the Six Months Ended June 30, 2026		As of or For the Six Months Ended June 30, 2025
	Variable Annuities	UL and Other	Variable Annuities	UL and Other
Balance as of beginning-of-year	$264	$7,265	$273	$6,406
Deferrals	7	627	7	573
Amortization	(12)	(193)	(12)	(183)
Balance as of end-of-period	259	7,699	268	6,796
Less: reinsurance recoverables	–	217	–	233
Balance as of end-of-period, net of reinsurance	$259	$7,482	$268	$6,563

DFEL amortization of $104 million and $205 million was recorded in fee income on the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2026, respectively, and $91 million and $195 million, respectively, was recorded for the corresponding periods in 2025.

7. Reinsurance

Fortitude Re

Effective October 1, 2023, we entered into two reinsurance agreements with Fortitude Reinsurance Company Ltd. (“Fortitude Re”), an authorized Bermuda reinsurer with reciprocal jurisdiction reinsurer status in Indiana, to reinsure certain blocks of in-force UL with secondary guarantees (“ULSG”), MoneyGuard® and fixed annuity products, including group pension annuities. Fortitude Re represents our largest reinsurance exposure as of June 30, 2026, and December 31, 2025.

The first agreement was structured as a coinsurance treaty between us and Fortitude Re for the ULSG and fixed annuities blocks. As significant insurance risk was transferred for ULSG products and life-contingent annuities, amounts recoverable from Fortitude Re were $10.5 billion and $10.6 billion as of June 30, 2026, and December 31, 2025, respectively. We reported a deferred loss on the transaction of $2.4 billion and $2.5 billion as of June 30, 2026, and December 31, 2025, respectively. We amortized $23 million and $47 million of the deferred loss during the three and six months ended June 30, 2026, respectively, and $23 million and $46 million for the three and six months ended June 30, 2025, respectively. Annuities that are not life-contingent do not contain significant insurance risk; therefore, we reported deposit assets for these contracts of $2.2 billion and $2.4 billion as of June 30, 2026, and December 31, 2025, respectively.

The second agreement was structured as coinsurance with funds withheld for the MoneyGuard block; however, as we retained significant insurance risk under the agreement, we reported deposit assets of $8.7 billion and $8.5 billion as of June 30, 2026, and December 31, 2025, respectively. In this coinsurance with funds withheld reinsurance agreement, we as the ceding company withhold, and therefore retain, the assets backing the deposit assets. We held investments with a carrying value of $7.8 billion and $8.9 billion in support of reserves associated with the Fortitude Re transaction in a funds withheld arrangement as of June 30, 2026, and December 31, 2025, respectively, which consisted of the following (in millions):

	As of June 30,	As of December 31,
	2026	2025
Fixed maturity AFS securities	$6,379	$7,325
Derivative investments	19	21
Other investments	1,291	1,388
Cash and invested cash	6	88
Accrued investment income	78	88
Other assets	3	–
Total	$7,776	$8,910

8. MRBs

The following table reconciles market risk benefits (“MRBs”) (in millions) to MRB assets and MRB liabilities on the Consolidated Balance Sheets:

	As of June 30, 2026			As of December 31, 2025
	Assets	Liabilities	Net (Assets) Liabilities	Assets	Liabilities	Net (Assets) Liabilities

Variable Annuities	$4,979	$726	$(4,253)	$4,655	$940	$(3,715)
Fixed Annuities	50	167	117	51	175	124
Retirement Plan Services	48	2	(46)	47	3	(44)
Total MRBs	$5,077	$895	$(4,182)	$4,753	$1,118	$(3,635)

The following table summarizes the balances of and changes in net MRB (assets) liabilities (in millions):

	As of or For the Six Months Ended June 30, 2026			As of or For the Six Months Ended June 30, 2025
	Variable Annuities	Fixed Annuities	Retirement Plan Services	Variable Annuities	Fixed Annuities	Retirement Plan Services

Balance as of beginning-of-year	$(3,715)	$124	$(44)	$(3,804)	$32	$(42)
Less: Effect of cumulative changes in
non-performance risk	366	(35)	1	(153)	(33)	–
Balance as of beginning-of-year, before the effect
of changes in non-performance risk	(4,081)	159	(45)	(3,651)	65	(42)
Issuances	2	2	–	10	–	–
Attributed fees collected	749	15	4	734	16	3
Benefit payments	(13)	–	–	(14)	–	–
Effect of changes in interest rates	(278)	(14)	–	175	35	(2)
Effect of changes in equity markets	(1,218)	(2)	(4)	(792)	–	(3)
Effect of changes in equity index volatility	28	–	–	35	3	–
In-force updates and other changes in MRBs (1)	226	3	–	185	13	2
Balance as of end-of-period, before the effect of
changes in non-performance risk	(4,585)	163	(45)	(3,318)	132	(42)
Effect of cumulative changes in
non-performance risk	332	(46)	(1)	(102)	(42)	–
Balance as of end-of-period	(4,253)	117	(46)	(3,420)	90	(42)
Less: Ceded MRB assets (liabilities)	(387)	–	–	(339)	–	–
Balance as of end-of-period, net of reinsurance	$(3,866)	$117	$(46)	$(3,081)	$90	$(42)

Weighted-average age of policyholders (years)	74	71	64	73	70	63
Net amount at risk (2)	$1,594	$438	$2	$1,689	$272	$2

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

9. Separate Accounts

The following table presents the fair value of separate account assets (in millions) reported on the Consolidated Balance Sheets by major investment category:

	As of June 30,	As of December 31,
	2026	2025
Mutual funds and collective investment trusts:
Equity funds:
Domestic	$88,904	$84,274
International	19,978	18,262
Other equity funds	1,718	1,505
Balanced funds	47,390	46,561
Bond funds	24,757	24,164
Money market funds	2,130	2,096
Other funds	1,595	1,491
Exchange-traded funds	285	323
Fixed maturity AFS securities	178	164
Cash and invested cash	38	35
Other investments	1,279	1,217
Total separate account assets	$188,252	$180,092

The following table reconciles separate account liabilities (in millions) to the Consolidated Balance Sheets:

	As of June 30,	As of December 31,
	2026	2025
Variable Annuities	$126,196	$122,945
UL and Other	37,869	34,038
Retirement Plan Services	24,121	23,047
Other Operations (1)	66	62
Total separate account liabilities	$188,252	$180,092

(1) Represents separate account liabilities reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($55 million and $53 million as of June 30, 2026, and December 31, 2025, respectively) that are excluded from the following tables.

The following table summarizes the balances of and changes in separate account liabilities (in millions):

	As of or For the Six Months Ended June 30, 2026			As of or For the Six Months Ended June 30, 2025
	Variable Annuities	UL and Other	Retirement Plan Services	Variable Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$122,945	$34,038	$23,047	$117,998	$28,841	$21,541
Gross deposits	2,582	1,290	1,010	2,831	787	1,177
Withdrawals	(9,383)	(400)	(1,904)	(7,683)	(480)	(1,805)
Policyholder assessments	(1,340)	(508)	(97)	(1,299)	(494)	(91)
Change in market performance	9,680	3,603	2,111	7,290	2,025	1,451
Net transfers from (to) general account	1,712	(154)	(46)	908	(63)	(53)
Balance as of end-of-period	$126,196	$37,869	$24,121	$120,045	$30,616	$22,220

Cash surrender value	$124,787	$35,499	$24,107	$118,658	$25,814	$22,205

10. Policyholder Account Balances

The following table reconciles policyholder account balances (in millions) to the Consolidated Balance Sheets:

	As of June 30,	As of December 31,
	2026	2025
Variable Annuities	$42,568	$40,060
Fixed Annuities	29,418	28,728
UL and Other	35,690	35,986
Retirement Plan Services	23,419	23,843
Other (1)	8,415	7,628
Total policyholder account balances	$139,510	$136,245

(1) Represents policyholder account balances reported primarily in Other Operations attributable to the indemnity reinsurance agreements with Protective ($3.3 billion and $3.5 billion as of June 30, 2026, and December 31, 2025, respectively) and funding agreements ($4.8 billion and $3.7 billion as of June 30, 2026, and December 31, 2025, respectively) that are excluded from the following tables. See “Funding Agreements” below for more information.

The following table summarizes the balances and changes in policyholder account balances (in millions):

	As of or For the Six Months Ended June 30, 2026
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$40,060	$28,728	$35,986	$23,843
Gross deposits	3,552	1,327	1,637	1,781
Withdrawals	(1,934)	(1,258)	(759)	(2,749)
Policyholder assessments	(3)	(30)	(2,170)	(9)
Net transfers from (to) separate account	(1,353)	–	154	217
Interest credited	469	523	721	336
Change in fair value of embedded derivative
instruments and other	1,777	128	121	–
Balance as of end-of-period	$42,568	$29,418	$35,690	$23,419

Weighted-average crediting rate	2.3%	3.6%	4.0%	2.8%
Net amount at risk (1)(2)	$1,594	$438	$289,590	$2
Cash surrender value	41,161	28,116	32,285	23,383

	As of or For the Six Months Ended June 30, 2025
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$35,267	$25,963	$36,599	$23,619
Gross deposits	2,893	2,099	1,713	1,921
Withdrawals	(1,234)	(1,744)	(818)	(2,433)
Policyholder assessments	(1)	(30)	(2,205)	(8)
Net transfers from (to) separate account	(619)	–	63	254
Interest credited	403	438	715	347
Change in fair value of embedded derivative
instruments and other	317	106	49	–
Balance as of end-of-period	$37,026	$26,832	$36,116	$23,700

Weighted-average crediting rate	2.3%	3.3%	3.9%	3.0%
Net amount at risk (1)(2)	$1,689	$272	$296,496	$2
Cash surrender value	35,740	25,660	32,446	23,667

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

The following table presents policyholder account balances (in millions) by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between the interest being credited to policyholders and the respective guaranteed contract minimums:

	As of June 30, 2026
	At Guaranteed Minimum	1-50 Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$–	$–	$–	$–	$–	$–
1.01% - 2.00%	5	–	–	–	4	9
2.01% - 3.00%	433	–	–	–	–	433
3.01% - 4.00%	1,067	–	–	–	–	1,067
4.01% and above	4	–	–	–	–	4
Other (1)	–	–	–	–	–	41,055
Total	$1,509	$–	$–	$–	$4	$42,568

Fixed Annuities
Up to 1.00%	$125	$635	$396	$122	$2,146	$3,424
1.01% - 2.00%	153	241	78	42	8,628	9,142
2.01% - 3.00%	1,251	61	1	2	64	1,379
3.01% - 4.00%	772	–	–	–	–	772
4.01% and above	152	–	–	–	–	152
Other (1)	–	–	–	–	–	14,549
Total	$2,453	$937	$475	$166	$10,838	$29,418

UL and Other
Up to 1.00%	$271	$–	$246	$32	$630	$1,179
1.01% - 2.00%	507	–	–	–	2,584	3,091
2.01% - 3.00%	6,042	18	157	–	–	6,217
3.01% - 4.00%	14,291	–	1	–	–	14,292
4.01% and above	3,369	–	–	–	–	3,369
Other (1)	–	–	–	–	–	7,542
Total	$24,480	$18	$404	$32	$3,214	$35,690

Retirement Plan Services
Up to 1.00%	$650	$612	$625	$4,169	$6,358	$12,414
1.01% - 2.00%	517	1,275	1,278	157	502	3,729
2.01% - 3.00%	1,584	25	439	3	–	2,051
3.01% - 4.00%	3,685	54	7	5	–	3,751
4.01% and above	1,474	–	–	–	–	1,474
Total	$7,910	$1,966	$2,349	$4,334	$6,860	$23,419

	As of June 30, 2025
	At Guaranteed Minimum	1-50 Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$–	$–	$–	$–	$–	$–
1.01% - 2.00%	3	–	–	–	7	10
2.01% - 3.00%	486	–	–	–	–	486
3.01% - 4.00%	1,168	–	–	–	–	1,168
4.01% and above	7	–	–	–	–	7
Other (1)	–	–	–	–	–	35,355
Total	$1,664	$–	$–	$–	$7	$37,026

Fixed Annuities
Up to 1.00%	$108	$895	$425	$197	$2,250	$3,875
1.01% - 2.00%	215	206	136	119	6,646	7,322
2.01% - 3.00%	1,455	27	1	2	45	1,530
3.01% - 4.00%	873	–	–	–	–	873
4.01% and above	161	–	–	–	–	161
Other (1)	–	–	–	–	–	13,071
Total	$2,812	$1,128	$562	$318	$8,941	$26,832

UL and Other
Up to 1.00%	$256	$–	$226	$74	$510	$1,066
1.01% - 2.00%	535	–	6	–	2,891	3,432
2.01% - 3.00%	6,592	8	144	–	–	6,744
3.01% - 4.00%	14,610	–	1	–	–	14,611
4.01% and above	3,477	–	–	–	–	3,477
Other (1)	–	–	–	–	–	6,786
Total	$25,470	$8	$377	$74	$3,401	$36,116

Retirement Plan Services
Up to 1.00%	$573	$329	$693	$3,265	$6,396	$11,256
1.01% - 2.00%	472	944	1,851	507	662	4,436
2.01% - 3.00%	1,719	532	1	2	–	2,254
3.01% - 4.00%	4,079	102	7	11	–	4,199
4.01% and above	1,555	–	–	–	–	1,555
Total	$8,398	$1,907	$2,552	$3,785	$7,058	$23,700

(1) Consists of indexed account balances that include the fair value of embedded derivative instruments, non-life contingent payout annuity account balances, short-term dollar cost averaging annuities business and policy loans.

Funding Agreements

The following summarizes the types of funding agreements issued by The Lincoln National Life Insurance Company (“LNL”):

FABN Program

LNL established a $5.0 billion funding agreement-backed notes (“FABN”) program in 2024 pursuant to which LNL may issue unsecured funding agreements to an unaffiliated and unconsolidated special purpose statutory trust (the “Trust”) that will then issue medium-term notes for which payment of interest and principal is secured by such funding agreement. LNL had funding agreements issued under the program totaling $2.4 billion as of June 30, 2026, compared to $1.5 billion as of December 31, 2025, with original maturities ranging from three to five years.

FABR Funding Agreements

LNL may issue funding agreements in connection with FABRs. Under an FABR, an unaffiliated and unconsolidated special-purpose entity enters into a repurchase agreement with a bank and uses the proceeds of the repurchase agreement to purchase funding agreements from LNL that are secured by portfolios of assets pledged to the special-purpose entity. LNL had secured funding agreements issued totaling $800 million as of June 30, 2026, and December 31, 2025, with original maturities of five years. See “Assets Pledged as Collateral” in Note 3 for information on pledged assets.

FHLB Funding Agreements

LNL is a member of the FHLB of Indianapolis (“FHLBI”) and, through membership, has the ability to issue funding agreements. We had FHLB funding agreements outstanding of $1.6 billion as of June 30, 2026, compared to $1.5 billion as of December 31, 2025, with original maturities of one year or less. The funding agreements are secured by a portfolio of assets pledged to the FHLB. See “Assets Pledged as Collateral” in Note 3 for information on pledged assets.

11. Future Contract Benefits

The following table reconciles future contract benefits (in millions) to the Consolidated Balance Sheets:

	As of June 30,	As of December 31,
	2026	2025
Payout Annuities (1)	$1,991	$2,037
Traditional Life (1)	3,704	3,755
Group Protection (2)	5,781	5,836
UL and Other (3)	18,686	17,948
Other Operations (4)	8,843	9,179
Other (5)	3,172	3,322
Total future contract benefits	$42,177	$42,077

(1) See “LFPB” below for further information.
(2) See “Liability for Future Claims” below for further information.
(3) See “Additional Liabilities for Other Insurance Benefits” below for further information.
(4) Represents future contract benefits reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($5.2 billion and $5.4 billion as of June 30, 2026, and December 31, 2025, respectively) and Swiss Re ($2.0 billion as of June 30, 2026, and December 31, 2025) that are excluded from the following tables.
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

LFPB

The liability for future policy benefits (“LFPB”) represents reserves associated with our limited payment life-contingent annuities and non-participating traditional life insurance contracts (i.e., term insurance). The reserve is the net of present value of expected future policy benefits less present value of expected net premiums as summarized in the following table (in millions, except years):

	As of or For the Six Months Ended June 30, 2026		As of or For the Six Months Ended June 30, 2025
	Payout Annuities	Traditional Life	Payout Annuities	Traditional Life

Present Value of Expected Net Premiums
Balance as of beginning-of-year	$–	$5,351	$–	$5,873
Less: Effect of cumulative changes in discount
rate assumptions	–	(90)	–	(275)
Beginning balance at original discount rate	–	5,441	–	6,148
Effect of actual variances from expected experience (1)	–	(18)	–	(62)
Adjusted balance as of beginning-of-year	–	5,423	–	6,086
Issuances	–	140	–	141
Interest accrual	–	112	–	124
Net premiums collected	–	(355)	–	(384)
Flooring impact of LFPB	–	(19)	–	(7)
Ending balance at original discount rate	–	5,301	–	5,960
Effect of cumulative changes in discount
rate assumptions	–	(174)	–	(154)
Balance as of end-of-period	$–	$5,127	$–	$5,806

Present Value of Expected Future Policy Benefits
Balance as of beginning-of-year	$2,037	$9,106	$2,009	$9,647
Less: Effect of cumulative changes in discount
rate assumptions	(182)	(144)	(251)	(438)
Beginning balance at original discount rate (2)	2,219	9,250	2,260	10,085
Effect of actual variances from expected experience (1)	(3)	(46)	(6)	(82)
Adjusted balance as of beginning-of-year	2,216	9,204	2,254	10,003
Issuances	51	140	46	141
Interest accrual	44	184	44	199
Benefit payments	(106)	(406)	(97)	(430)
Ending balance at original discount rate (2)	2,205	9,122	2,247	9,913
Effect of cumulative changes in discount
rate assumptions	(214)	(291)	(208)	(240)
Balance as of end-of-period	$1,991	$8,831	$2,039	$9,673

Net balance as of end-of-period	$1,991	$3,704	$2,039	$3,867
Less: Reinsurance recoverables	1,368	246	1,467	345
Net balance as of end-of-period, net of reinsurance	$623	$3,458	$572	$3,522

Weighted-average duration of future policyholder
benefit liability (years)	8	8	9	8

(1) For the six months ended June 30, 2026, the Traditional Life actual to expected reserve impact on expected net premiums did not have any significantly different actual experience compared to expected attributable to either mortality or policyholder behavior; and the actual to expected reserve impact on expected future policy benefits was attributable primarily to mortality and policyholder behavior, which favorably impacted the liability by $36 million and $10 million, respectively. For the six months ended June 30, 2025, the Traditional Life actual to expected reserve impact on expected net premiums was attributable primarily to policyholder behavior and mortality, which unfavorably impacted the liability by $43 million and $19 million, respectively; and the actual to expected reserve impact on expected future policy benefits was attributable primarily to policyholder behavior and mortality, which favorably impacted the liability by $57 million and $25 million, respectively. For the six months ended June 30, 2026 and 2025, Payout Annuities did not have any significantly different actual experience compared to expected.
(2) Includes deferred profit liability within Payout Annuities of $101 million, $92 million, $70 million and $62 million as of June 30, 2026, December 31, 2025, June 30, 2025 and December 31, 2024, respectively.

The following table summarizes the discounted and undiscounted expected future gross premiums and expected future benefit payments (in millions):

	As of June 30, 2026		As of June 30, 2025
	Undiscounted	Discounted	Undiscounted	Discounted
Payout Annuities
Expected future gross premiums	$–	$–	$–	$–
Expected future benefit payments	3,221	1,991	3,385	2,039
Traditional Life
Expected future gross premiums	12,831	8,815	13,683	9,422
Expected future benefit payments	12,787	8,831	14,050	9,673

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Payout Annuities
Gross premiums	$34	$25	$51	$48
Interest accretion	22	22	44	44
Traditional Life
Gross premiums	375	312	678	626
Interest accretion	36	38	72	75

The following table summarizes the weighted-average interest rates:

	For the Six Months Ended June 30,
	2026	2025
Payout Annuities
Interest accretion rate	4.0%	4.0%
Current discount rate	5.3%	5.2%
Traditional Life
Interest accretion rate	5.0%	5.0%
Current discount rate	5.0%	4.8%

Liability for Future Claims

The liability for future claims represents reserves associated with our group long-term disability and life waiver products. The following table summarizes the balances of and changes in liability for future claims (in millions, except years):

	Group Protection
	As of or For the Six Months Ended June 30,
	2026	2025
Balance as of beginning-of-year	$5,836	$5,628
Less: Effect of cumulative changes in discount
rate assumptions	(363)	(550)
Beginning balance at original discount rate	6,199	6,178
Effect of actual variances from expected experience (1)	(111)	(178)
Adjusted beginning-of-year balance	6,088	6,000
New incidence	753	808
Interest	108	100
Benefit payments	(748)	(724)
Ending balance at original discount rate	6,201	6,184
Effect of cumulative changes in discount
rate assumptions	(420)	(425)
Balance as of end-of-period	5,781	5,759
Less: Reinsurance recoverables	121	122
Balance as of end-of-period, net of reinsurance	$5,660	$5,637

Weighted-average duration of liability for future
claims (years)	5	5

(1) Generally, the experience exhibited for the Group Protection business relates to morbidity and, to a lesser extent, mortality. Group Protection long-duration products have limited exposure to lapse risk, as the liabilities for future claims are limited to those associated with claim reserves. For the six months ended June 30, 2026 and 2025, morbidity comprised substantially all of the favorable effect of actual variances from expected experience, as our claims experience was more favorable than assumed.

The following table summarizes the discounted and undiscounted expected future benefit payments (in millions):

	As of June 30, 2026		As of June 30, 2025
	Undiscounted	Discounted	Undiscounted	Discounted
Group Protection
Expected future benefit payments	$7,557	$5,781	$7,447	$5,759

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Group Protection
Gross premiums	$909	$926	$1,823	$1,859
Interest accretion	53	50	108	100

The following table summarizes the weighted-average interest rates:

	For the Six Months Ended June 30,
	2026	2025
Group Protection
Interest accretion rate	3.7%	3.4%
Current discount rate	5.1%	4.8%

Additional Liabilities for Other Insurance Benefits

Additional liabilities for other insurance benefits represent reserves associated with our UL and VUL contracts with secondary guarantees, including MoneyGuard®. The following table summarizes the balances of and changes in additional liabilities for other insurance benefits (in millions, except years):

	UL and Other
	As of or For the Six Months Ended June 30,
	2026	2025
Balance as of beginning-of-year	$17,948	$16,062
Less: Effect of cumulative changes in shadow
balance in AOCI	(2,191)	(2,673)
Balance as of beginning-of-year, excluding
shadow balance in AOCI	20,139	18,735
Effect of actual variances from expected experience (1)(2)	107	117
Adjusted beginning-of-year balance	20,246	18,852
Interest accrual	499	461
Net assessments collected	567	616
Benefit payments	(608)	(532)
Balance as of end-of-period, excluding shadow
balance in AOCI	20,704	19,397
Effect of cumulative changes in shadow
balance in AOCI	(2,018)	(2,408)
Balance as of end-of-period	18,686	16,989
Less: Reinsurance recoverables	5,652	5,385
Balance as of end-of-period, net of reinsurance	$13,034	$11,604

Weighted-average duration of additional liabilities
for other insurance benefits (years)	16	16

(1) For the six months ended June 30, 2026 and 2025, the actual to expected reserve impact was attributable primarily to mortality, which unfavorably impacted the liability by $107 million and $116 million, respectively.
(2) For the six months ended June 30, 2026 and 2025, the effect of actual variances from expected experience, net of reinsurance, was $41 million and $35 million, respectively.

The following table summarizes the gross assessments and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
UL and Other
Gross assessments	$564	$787	$1,345	$1,487
Interest accretion	251	233	499	461

The following table summarizes the weighted-average interest rates:

	For the Six Months Ended June 30,
	2026	2025
UL and Other
Interest accretion rate	5.4%	5.4%

12. Debt

Changes in long-term debt, excluding current portion, (in millions) were as follows:

For the Six
Months Ended
June 30, 2026
Balance as of beginning-of-year	$5,866
Refinance variable-rate term loan (1)	100
Issuance of 6.800% Subordinated Notes, due 2056 (2)	500
Unamortized discounts	8
Unamortized debt issuance costs	(3)
Unamortized adjustments from discontinued hedges	(8)
Fair value hedge on interest rate swap agreements	2
Balance as of end-of-period	$6,465

(1) On March 30, 2026, we refinanced our $150 million variable-rate term loan due 2027 into a $250 million variable-rate term loan due March 30, 2031. The term loan uses a Secured Overnight Financing Rate-based interest rate, plus an applicable credit spread of 125 basis points as of June 30, 2026.
(2) On June 29, 2026, we issued $500 million aggregate principal amount of 6.800% Fixed-to-Fixed Reset Rate Subordinated Notes due July 15, 2056 (“6.800% Subordinated Notes”). Beginning on July 15, 2036, and on each of the subsequent five-year anniversaries thereof, the interest rate will reset to the five-year Treasury rate as of the applicable reset interest determination date plus 240 basis points.

The priority ranking of our outstanding long-term debt is as follows: (i) unsecured senior debt, which consists of our outstanding senior notes and our variable-rate term loan, (ii) our subordinated notes, including the newly issued 6.800% Subordinated Notes, then (iii) our outstanding capital securities.

Credit Facility

On March 27, 2026, we entered into an amended and restated credit agreement with a syndicate of banks, which amended and restated our existing five-year revolving amended and restated credit agreement dated as of December 21, 2023. The credit agreement, which is unsecured, allows for the issuance of letters of credit (“LOCs”) and borrowing of up to $2.0 billion and has a commitment termination date of March 27, 2031. The LOCs under the credit facility are used primarily to satisfy reserve credit requirements of (i) our domestic insurance companies for which reserve credit is provided by our affiliated reinsurance companies and (ii) certain ceding companies of our legacy reinsurance business. Lincoln National Corporation guarantees the obligations of its subsidiaries under the credit agreement. As of June 30, 2026, there were $61 million of LOCs issued, and no amount was drawn on the issued LOCs.
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

Upon an event of default, the credit agreement, as currently in effect, provides that, among other things, the commitments may be terminated and the loans then outstanding may be declared due and payable. As of June 30, 2026, we were in compliance with all such covenants.

13. Fair Value of Financial Instruments

Financial Instruments Carried at Fair Value

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of June 30, 2026
	Asset (Liability) Measurement in the			Total
	Fair Value Hierarchy			Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$–	$64,503	$3,398	$67,901
U.S. government bonds	893	69	–	962
State and municipal bonds	–	2,067	–	2,067
Foreign government bonds	–	203	–	203
RMBS	–	1,953	–	1,953
CMBS	–	2,771	117	2,888
ABS	–	13,866	5,032	18,898
Hybrid and redeemable preferred securities	29	104	80	213
Trading securities	–	1,327	188	1,515
Equity securities (1)	31	231	30	292
Mortgage loans on real estate	–	–	195	195
Derivative investments (2)	–	17,351	62	17,413
Other investments – short-term investments	–	245	5	250
MRB assets	–	–	5,077	5,077
Other assets:
Ceded MRBs	–	–	2	2
Indexed annuity ceded embedded derivatives	–	–	1,437	1,437
Separate account assets	348	187,904	–	188,252
Total assets	$1,301	$292,594	$15,623	$309,518

Liabilities
Policyholder account balances – RILA, fixed annuity
and IUL contracts	$–	$–	$(16,856)	$(16,856)
Funds withheld reinsurance liabilities – reinsurance-related
embedded derivatives	–	154	(336)	(182)
MRB liabilities	–	–	(895)	(895)
Other liabilities:
Ceded MRBs	–	–	(389)	(389)
Derivative liabilities (2)	–	(5,977)	(116)	(6,093)
Total liabilities	$–	$(5,823)	$(18,592)	$(24,415)

	As of December 31, 2025
	Asset (Liability) Measurement in the			Total
	Fair Value Hierarchy			Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$–	$65,132	$3,913	$69,045
U.S. government bonds	849	20	–	869
State and municipal bonds	–	2,147	–	2,147
Foreign government bonds	–	226	–	226
RMBS	–	2,122	–	2,122
CMBS	–	2,417	85	2,502
ABS	–	12,698	3,584	16,282
Hybrid and redeemable preferred securities	32	140	83	255
Trading securities	–	1,347	329	1,676
Equity securities (1)	234	234	33	501
Mortgage loans on real estate	–	–	199	199
Derivative investments (2)	–	16,001	28	16,029
Other investments – short-term investments	–	193	1	194
MRB assets	–	–	4,753	4,753
Other assets:
Ceded MRBs	–	–	2	2
Indexed annuity ceded embedded derivatives	–	–	1,369	1,369
Separate account assets	383	179,709	–	180,092
Total assets	$1,498	$282,386	$14,379	$298,263

Liabilities
Policyholder account balances – RILA, fixed annuity
and IUL contracts	$–	$–	$(15,115)	$(15,115)
Funds withheld reinsurance liabilities – reinsurance-related
embedded derivatives	–	145	(434)	(289)
MRB liabilities	–	–	(1,118)	(1,118)
Other liabilities:
Ceded MRBs	–	–	(359)	(359)
Derivative liabilities (2)	–	(6,008)	(136)	(6,144)
Total liabilities	$–	$(5,863)	$(17,162)	$(23,025)

(1) Total investments included in the fair value hierarchy exclude certain closed-end funds that are measured at estimated fair value using the NAV per share (or its equivalent) practical expedient. The estimated fair value of such investments was $164 million and $135 million as of June 30, 2026, and December 31, 2025, respectively.
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

	For the Three Months Ended June 30, 2026
			Gains	Issuances,	Transfers
	Beginning	Items	(Losses)	Sales,	Into or	Ending
	Asset	Included	in	Maturities,	Out	Asset
	(Liability)	in	OCI	Settlements,	of	(Liability)
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$3,282	$(12)	$1	$184	$(57)	$3,398
CMBS	103	1	(1)	42	(28)	117
ABS	4,153	(18)	(32)	1,068	(139)	5,032
Hybrid and redeemable preferred
securities	82	–	(1)	(1)	–	80
Trading securities	223	–	–	(35)	–	188
Equity securities	33	(3)	–	–	–	30
Mortgage loans on real estate	198	(2)	–	(1)	–	195
Other investments – short-term
investments	28	–	–	5	(28)	5
Other assets:
Ceded MRBs (3)	2	–	–	–	–	2
Indexed annuity ceded embedded
derivatives (4)	1,332	139	–	(34)	–	1,437
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	$(13,444)	$(3,589)	$–	$177	$–	$(16,856)
Funds withheld reinsurance
liabilities – reinsurance-related
embedded derivatives (4)	(252)	(84)	–	–	–	(336)
Other liabilities:
Ceded MRBs (3)	(329)	(60)	–	–	–	(389)
Derivative liabilities, net (4)	(65)	11	–	–	–	(54)

	For the Three Months Ended June 30, 2025
			Gains	Issuances,	Transfers
	Beginning	Items	(Losses)	Sales,	Into or	Ending
	Asset	Included	in	Maturities,	Out	Asset
	(Liability)	in	OCI	Settlements,	of	(Liability)
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$2,813	$(24)	$5	$30	$89	$2,913
RMBS	8	–	–	67	(7)	68
CMBS	30	–	–	18	(7)	41
ABS	2,618	–	(12)	410	(39)	2,977
Hybrid and redeemable preferred
securities	81	–	–	1	–	82
Trading securities	281	3	–	(4)	–	280
Equity securities	35	(2)	–	(4)	54	83
Mortgage loans on real estate	232	(1)	2	(1)	–	232
Other investments – short-term
investments	15	–	–	9	–	24
Other assets:
Ceded MRBs (3)	2	–	–	–	–	2
Indexed annuity ceded embedded
derivatives (4)	1,092	73	–	71	–	1,236
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	$(10,807)	$(2,146)	$–	$(136)	$–	$(13,089)
Funds withheld reinsurance
liabilities – reinsurance-related
embedded derivatives (4)	(323)	14	–	–	–	(309)
Other liabilities:
Ceded MRBs (3)	(314)	(27)	–	–	–	(341)
Derivative liabilities, net (4)	(109)	(6)	–	–	–	(115)

	For the Six Months Ended June 30, 2026
			Gains	Issuances,	Transfers
	Beginning	Items	(Losses)	Sales,	Into or	Ending
	Asset	Included	in	Maturities,	Out	Asset
	(Liability)	in	OCI	Settlements,	of	(Liability)
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$3,913	$(26)	$(29)	$317	$(777)	$3,398
CMBS	85	1	(2)	70	(37)	117
ABS	3,584	(25)	(71)	1,675	(131)	5,032
Hybrid and redeemable preferred
securities	83	–	(2)	(1)	–	80
Trading securities	329	(2)	–	(117)	(22)	188
Equity securities	33	(6)	–	3	–	30
Mortgage loans on real estate	199	(1)	(1)	(2)	–	195
Other investments – short-term
investments	1	–	–	32	(28)	5
Other assets:
Ceded MRBs (3)	2	–	–	–	–	2
Indexed annuity ceded embedded
derivatives (4)	1,369	120	–	(52)	–	1,437
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	$(15,115)	$(1,986)	$–	$245	$–	$(16,856)
Funds withheld reinsurance
liabilities – reinsurance-related
embedded derivatives (4)	(434)	98	–	–	–	(336)
Other liabilities:
Ceded MRBs (3)	(359)	(30)	–	–	–	(389)
Derivative liabilities, net (4)	(108)	12	–	42	–	(54)

	For the Six Months Ended June 30, 2025
			Gains	Issuances,	Transfers
	Beginning	Items	(Losses)	Sales,	Into or	Ending
	Asset	Included	in	Maturities,	Out	Asset
	(Liability)	in	OCI	Settlements,	of	(Liability)
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$2,702	$(37)	$3	$134	$111	$2,913
RMBS	1	–	–	74	(7)	68
CMBS	8	–	–	40	(7)	41
ABS	2,092	(21)	5	883	18	2,977
Hybrid and redeemable preferred
securities	63	–	–	19	–	82
Trading securities	259	5	–	(4)	20	280
Equity securities	34	(8)	–	3	54	83
Mortgage loans on real estate	232	(2)	4	(2)	–	232
Other investments – short-term
investments	23	–	–	1	–	24
Other assets:
Ceded MRBs (3)	2	–	–	–	–	2
Indexed annuity ceded embedded
derivatives (4)	1,115	50	–	71	–	1,236
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	$(12,449)	$(472)	$–	$(168)	$–	$(13,089)
Funds withheld reinsurance
liabilities – reinsurance-related
embedded derivatives (4)	(234)	(75)	–	–	–	(309)
Other liabilities:
Ceded MRBs (3)	(381)	40	–	–	–	(341)
Derivative liabilities, net (4)	(136)	21	–	–	–	(115)

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, (in millions) as reported above:

	For the Three Months Ended June 30, 2026
	Issuances	Sales	Maturities	Settlements	Calls	Total
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$338	$(50)	$(20)	$(84)	$–	$184
CMBS	42	–	–	–	–	42
ABS	1,213	–	–	(105)	(40)	1,068
Hybrid and redeemable preferred
securities	–	–	(1)	–	–	(1)
Trading securities	–	(20)	(7)	(8)	–	(35)
Equity securities	5	(5)	–	–	–	–
Mortgage loans on real estate	1	–	–	(2)	–	(1)
Other investments – short-term investments	5	–	–	–	–	5
Other assets – indexed annuity ceded
embedded derivatives	–	–	–	(34)	–	(34)
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	$(402)	$–	$–	$579	$–	$177

	For the Three Months Ended June 30, 2025
	Issuances	Sales	Maturities	Settlements	Calls	Total
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$414	$(241)	$(6)	$(127)	$(10)	$30
RMBS	67	–	–	–	–	67
CMBS	33	(15)	–	–	–	18
ABS	574	(41)	–	(82)	(41)	410
Hybrid and redeemable preferred
securities	1	–	–	–	–	1
Trading securities	11	(10)	–	(5)	–	(4)
Equity securities	7	(11)	–	–	–	(4)
Mortgage loans on real estate	1	–	–	(2)	–	(1)
Other investments – short-term investments	9	–	–	–	–	9
Other assets – indexed annuity ceded
embedded derivatives	67	–	–	4	–	71
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	$(425)	$–	$–	$289	$–	$(136)

	For the Six Months Ended June 30, 2026
	Issuances	Sales	Maturities	Settlements	Calls	Total
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$600	$(64)	$(20)	$(176)	$(23)	$317
CMBS	70	–	–	–	–	70
ABS	2,006	–	–	(267)	(64)	1,675
Hybrid and redeemable preferred
securities	–	–	(1)	–	–	(1)
Trading securities	–	(32)	(7)	(12)	(66)	(117)
Equity securities	8	(5)	–	–	–	3
Mortgage loans on real estate	1	–	–	(3)	–	(2)
Derivative investments	42	–	–	–	–	42
Other investments – short-term investments	33	–	(1)	–	–	32
Other assets – indexed annuity ceded
embedded derivatives	–	–	–	(52)	–	(52)
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	$(761)	$–	$–	$1,006	$–	$245

	For the Six Months Ended June 30, 2025
	Issuances	Sales	Maturities	Settlements	Calls	Total
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$665	$(286)	$(6)	$(229)	$(10)	$134
RMBS	74	–	–	–	–	74
CMBS	55	(15)	–	–	–	40
ABS	1,163	(41)	(10)	(172)	(57)	883
Hybrid and redeemable preferred
securities	21	(2)	–	–	–	19
Trading securities	57	(52)	–	(9)	–	(4)
Equity securities	15	(12)	–	–	–	3
Mortgage loans on real estate	1	(1)	–	(2)	–	(2)
Other investments – short-term investments	11	–	(10)	–	–	1
Other assets – indexed annuity ceded
embedded derivatives	93	–	–	(22)	–	71
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	$(656)	$–	$–	$488	$–	$(168)

The following summarizes changes in unrealized gains (losses) included in net income (loss) related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Investments:
Trading securities (1)	$–	$3	$(2)	$–
Equity securities (1)	(2)	(1)	(5)	(7)
Mortgage loans on real estate (1)	(2)	(1)	(1)	(2)
Derivative investments, net (1)	(4)	(6)	(26)	(6)
MRBs, net (2)	1,454	933	460	(367)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (1)	(84)	14	98	(75)
Embedded derivatives – indexed annuity
and IUL contracts, net (1)	365	206	733	375

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

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Investments:
Fixed maturity AFS securities:
Corporate bonds	$(7)	$(7)	$(45)	$(17)
CMBS	(1)	–	(2)	–
ABS	(30)	(6)	(69)	10
Hybrid and redeemable preferred
securities	(1)	–	(1)	–
Mortgage loans on real estate	–	2	–	4

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three Months Ended June 30, 2026			For the Three Months Ended June 30, 2025
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$–	$(57)	$(57)	$90	$(1)	$89
RMBS	–	–	–	–	(7)	(7)
CMBS	–	(28)	(28)	–	(7)	(7)
ABS	17	(156)	(139)	13	(52)	(39)
Equity securities	–	–	–	54	–	54
Other investments – short-term investments	–	(28)	(28)	–	–	–

	For the Six Months Ended June 30, 2026			For the Six Months Ended June 30, 2025
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$56	$(833)	$(777)	$112	$(1)	$111
RMBS	–	–	–	–	(7)	(7)
CMBS	–	(37)	(37)	–	(7)	(7)
ABS	41	(172)	(131)	70	(52)	18
Trading securities	–	(22)	(22)	20	–	20
Equity securities	–	–	–	54	–	54
Other investments – short-term investments	–	(28)	(28)	–	–	–

Transfers into and out of Level 3 are generally the result of observable market information on financial instruments no longer being available or becoming available to our pricing vendors. For the three and six months ended June 30, 2026 and 2025, transfers in and out of Level 3 were attributable primarily to the financial instruments’ observable market information no longer being available or becoming available.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of June 30, 2026:

							Weighted
							Average
	Fair	Valuation	Significant	Assumption or			Input
	Value	Technique	Unobservable Inputs	Input Ranges			Range (1)
Assets
Investments:
Fixed maturity AFS
securities:
Corporate bonds	$439	Discounted cash flow	Liquidity/duration adjustment (2)	0.0%	–	7.9%	2.0%
CMBS	40	Discounted cash flow	Liquidity/duration adjustment (2)	2.0%	–	2.1%	2.0%
Hybrid and redeemable
preferred securities	39	Discounted cash flow	Liquidity/duration adjustment (2)	1.7%	–	1.8%	1.7%
Equity securities	4	Discounted cash flow	Liquidity/duration adjustment (2)	4.5%	–	4.5%	4.5%
MRB assets	5,077	Discounted cash flow	Lapse (3)	1.0%	–	30.0%	(10)
			Utilization of GLB withdrawals (4)	85.0%	–	100.0%	93.0%
			Claims utilization factor (5)	50.0%	–	100.0%	(10)
			Premiums utilization factor (5)	80.0%	–	115.0%	(10)
			Non-performance risk (6)	0.3%	–	2.0%	1.6%
			Mortality (7)			(9)	(10)
			Volatility (8)	1.0%	–	27.0%	15.0%
Other assets:
Ceded MRBs (11)	2
Indexed annuity
ceded embedded
derivatives	1,437	Discounted cash flow	Lapse (3)	0.0%	–	9.0%	(10)
			Mortality (7)			(9)	(10)
Liabilities
Policyholder account
balances – indexed annuity
contracts embedded
derivatives	$(16,770)	Discounted cash flow	Lapse (3)	0.0%	–	9.0%	(10)
			Mortality (7)			(9)	(10)
MRB liabilities	(895)	Discounted cash flow	Lapse (3)	1.0%	–	30.0%	(10)
			Utilization of GLB withdrawals (4)	85.0%	–	100.0%	93.0%
			Claims utilization factor (5)	50.0%	–	100.0%	(10)
			Premiums utilization factor (5)	80.0%	–	115.0%	(10)
			Non-performance risk (6)	0.3%	–	2.0%	1.6%
			Mortality (7)			(9)	(10)
			Volatility (8)	1.0%	–	27.0%	15.0%
Other liabilities – ceded
MRBs (11)	(389)

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

The fair value and aggregate contractual principal for mortgage loans on real estate where the fair value option was elected (in millions) were as follows:

	As of June 30,	As of December 31,
	2026	2025
Fair value	$195	$199
Aggregate contractual principal	229	231

For information on current and past due composition and accruing status for loans where we have elected the fair value option, see Note 3.

Financial Instruments Not Carried at Fair Value

The following summarizes the fair value by the fair value hierarchy levels and the carrying amount of our financial instruments not carried at fair value (in millions):

	As of June 30, 2026
	Asset (Liability) Measurement in the			Total
	Fair Value Hierarchy			Fair	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value	Amount
Assets
Investments:
Mortgage loans on real estate	$–	$–	$22,347	$22,347	$23,211
Other investments	–	741	6,508	7,249	7,249
Policy loans	–	2,596	–	2,596	2,596

Liabilities
Policyholder account balances – certain investment
contracts	$–	$–	$(35,886)	$(35,886)	$(44,055)
Policyholder account balances – funding agreements	–	(4,810)	–	(4,810)	(4,833)
Short-term debt	–	(399)	–	(399)	(400)
Long-term debt	–	(6,091)	–	(6,091)	(6,465)
Funds withheld reinsurance-related liabilities – excluding
embedded derivatives	–	–	(16,626)	(16,626)	(16,626)

	As of December 31, 2025
	Asset (Liability) Measurement in the			Total
	Fair Value Hierarchy			Fair	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value	Amount
Assets
Investments:
Mortgage loans on real estate	$–	$–	$21,756	$21,756	$22,273
Other investments	–	962	5,759	6,721	6,721
Policy loans	–	2,626	–	2,626	2,626

Liabilities
Policyholder account balances – certain investment
contracts	$–	$–	$(36,710)	$(36,710)	$(43,793)
Policyholder account balances – funding agreements	–	(3,778)	–	(3,778)	(3,749)
Short-term debt	–	(399)	–	(399)	(400)
Long-term debt	–	(5,605)	–	(5,605)	(5,866)
Funds withheld reinsurance-related liabilities – excluding
embedded derivatives	–	–	(17,633)	(17,633)	(17,633)

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

Policy Loans

The carrying value for policy loans is the unpaid principal balance. Policy loans are fully collateralized by the cash surrender value of underlying insurance policies. As a result, the carrying value of the policy loans approximates the fair value. The inputs used to measure the fair value of these assets are classified as Level 2 within the fair value hierarchy.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of June 30, 2026.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of June 30, 2026, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $70 million, after-tax. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Cost of Insurance and Other Litigation

Cost of Insurance Litigation

Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company, filed in the U.S. District Court for the District of Connecticut, No. 3:16-cv-00827, is a putative class action that was served on LNL on June 8, 2016. Plaintiff is the owner of a universal life insurance policy who alleges that LNL charged more for non-guaranteed cost of insurance than permitted by the policy. Plaintiff seeks to represent all universal life and variable universal life policyholders who owned policies containing non-guaranteed cost of insurance provisions that are similar to those of plaintiff’s policy and seeks damages on behalf of all such policyholders. On January 11, 2019, the court dismissed plaintiff’s complaint in its entirety. In response, plaintiff filed a motion for leave to amend the complaint, which, on September 25, 2023, the court granted in part and denied in part. Plaintiff filed an amended complaint on October 10, 2023. On March 7, 2024, the parties entered into a provisional settlement agreement that encompasses policies that are at issue in this case, which also includes all policies at issue in the lawsuits captioned Iwanski v. First Penn-Pacific Life Insurance Company, TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company and Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, each of which are described below. The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024, and on September 4, 2024, the court granted preliminary approval of the provisional settlement. On December 16, 2024, the court heard oral argument on the issue of whether to grant final approval of the provisional settlement. On June 16, 2025, the court granted final approval of the provisional settlement and on June 18, 2025, entered final judgment and dismissed the case. On July 16, 2025, plaintiffs in the Iwanski, TVPX ARS INC. and Vida cases appealed the final approval of the provisional settlement to the U.S. Court of Appeals for the Second Circuit. The provisional settlement, which is subject to the outcome of the appeal, consists of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in Iwanski, TVPX ARS INC. and Vida). As of June 30, 2026, the total provisional settlement amount of $147.5 million, pre-tax, remains accrued.

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

EFG Bank AG, Cayman Branch, et al. v. The Lincoln National Life Insurance Company, No. 17-cv-02592-GJP (E.D. Pa.), filed on February 1, 2017; Brighton Trustees, LLC, et al. v. The Lincoln National Life Insurance Company, No. 2:23-cv-2251-GJP (E.D. Pa.), filed on April 20, 2023 (and transferred to the U.S. District Court for the Eastern District of Pennsylvania on June 12, 2023); and Ryan K. Crayne, on behalf of and as trustee for Carlton Peak Trust v. The Lincoln National Life Insurance Company, No. 2:24-cv-00053-GJP, filed on November 17, 2023 (and transferred to the U.S. District Court for the Eastern District of Pennsylvania on January 4, 2024) are consolidated civil actions pending in the Eastern District of Pennsylvania. In each case other than Crayne, plaintiffs purport to own universal life insurance policies or interests in universal life insurance policies originally issued by Jefferson-Pilot (now LNL). In Crayne, plaintiffs purport to own litigation claims concerning universal life policies originally issued by Jefferson-Pilot (now LNL). Among other things, plaintiffs in each case allege that LNL breached the terms of policyholders’ contracts when it increased non-guaranteed cost of insurance rates beginning in 2016 (or, in Brighton Trustees, in 2016 and 2017). On April 28, 2026, we entered into an agreement with plaintiffs in each case on certain material terms of settlement, subject to final documentation. The parties fully executed a final settlement agreement and release dated May 19, 2026, in settlement of all claims in all three cases. The cases were dismissed by stipulation on May 22, 2026.

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

PHL Variable Insurance Company, a Connecticut-domiciled life insurer, and its subsidiaries Concord Re, Inc. and Palisado Re, Inc., (collectively, “PHL”) has been in a court-supervised rehabilitation proceeding since May 20, 2024. As reported to the Connecticut Superior Court on December 31, 2025, the Connecticut Insurance Commissioner, acting in the capacity of the rehabilitator for PHL, has determined that a rehabilitation plan is not feasible and that any resolution of PHL’s liabilities is expected to require a liquidation order with a finding of insolvency in order to trigger state guaranty association coverage. As of June 30, 2026, we have not recorded a liability specific to PHL because the amount and timing of any assessments are not reasonably estimable.

15. Shares and Stockholders’ Equity

Preferred Shares

Preferred stock authorized, issued and outstanding (number of shares) was as follows:

	As of June 30, 2026			As of December 31, 2025
	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
9.250% Fixed Rate Reset Non-Cumulative
Preferred Stock, Series C	20,000	20,000	20,000	20,000	20,000	20,000
9.000% Non-Cumulative Preferred Stock, Series D	20,000	20,000	20,000	20,000	20,000	20,000
Not designated	9,960,000	–	–	9,960,000	–	–
Total preferred shares	10,000,000	40,000	40,000	10,000,000	40,000	40,000

The per share and aggregate dividends declared for preferred stock by series (in millions except per share data) was as follows:

	For the Three Months Ended June 30,
	2026		2025
	Dividend	Aggregate	Dividend	Aggregate
Series	Per Share	Dividend	Per Share	Dividend
Series C	$–	$–	$–	$–
Series D	562.50	11	562.50	11
Total	$562.50	$11	$562.50	$11

	For the Six Months Ended June 30,
	2026		2025
	Dividend	Aggregate	Dividend	Aggregate
Series	Per Share	Dividend	Per Share	Dividend
Series C	$1,156.25	$23	$1,156.25	$23
Series D	1,125.00	23	1,125.00	23
Total	$2,281.25	$46	$2,281.25	$46

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Common Stock
Balance as of beginning-of-period	191,209,768	170,695,166	190,051,477	170,380,646
Issuance of common stock	–	18,759,497	–	18,759,497
Stock compensation/issued for benefit plans	215,603	116,241	1,373,894	430,761
Balance as of end-of-period	191,425,371	189,570,904	191,425,371	189,570,904

Our common stock is without par value.

Issuance of Common Stock

On June 5, 2025, we closed our purchase agreement (the “Purchase Agreement”) with Bain Capital Prairie, LLC (the “Buyer”), a newly formed subsidiary of Bain Capital, under which we agreed to sell shares representing 9.9% of our outstanding common stock on a post-issuance basis to the Buyer. Under the final terms, we issued 18,759,497 shares of common stock at $44.00 per share, based on a 25% premium to the 30-day volume-weighted average price as of April 8, 2025, for aggregate consideration of $825 million.

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

Earnings Per Share

The calculation of earnings per share (“EPS”) was as follows (in millions except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) available to common stockholders – basic	$1,321	$688	$1,114	$(69)
Deferred units of LNC stock in our
deferred compensation plans (1)	–	–	(5)	–
Net income (loss) available to common
stockholders – diluted	$1,321	$688	$1,109	$(69)

Weighted-average shares, as used in basic calculation	192,862,677	177,175,326	192,379,752	174,264,554
Incremental common shares from assumed exercise or
issuance of stock-based incentive compensation awards	2,818,598	2,773,060	3,348,918	2,769,320
Average deferred compensation shares (1)	737,319	654,279	731,584	–
Weighted-average shares, as used in diluted calculation (2)	196,418,594	180,602,665	196,460,254	177,033,874

Net income (loss) per share:
Basic	$6.85	$3.88	$5.79	$(0.39)
Diluted	6.72	3.80	5.65	(0.39)
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

AOCI

The following summarizes the components and changes in AOCI (in millions):

	As of or For the Six Months Ended June 30,
	2026	2025
Unrealized Gain (Loss) on Fixed Maturity AFS Securities and Certain
Other Investments
Balance as of beginning-of-year	$(4,413)	$(6,239)
Unrealized holding gains (losses)	(786)	1,083
Change in foreign currency exchange rate adjustment	(92)	483
Change in future contract benefits and policyholder account balances,
net of reinsurance	(155)	(297)
Income tax benefit (expense)	218	(268)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(153)	(117)
Income tax benefit (expense)	32	25
Balance as of end-of-period	$(5,107)	$(5,146)
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$450	$638
Unrealized holding gains (losses)	(4)	206
Change in foreign currency exchange rate adjustment	87	(474)
Income tax benefit (expense)	(19)	57
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	36	39
Income tax benefit (expense)	(8)	(8)
Balance as of end-of-period	$486	$396
Market Risk Benefit Non-Performance Risk Gain (Loss)
Balance as of beginning-of-year	$(262)	$146
OCI before reclassification	47	(42)
Income tax benefit (expense)	(9)	10
Balance as of end-of-period	$(224)	$114
Policyholder Liability Discount Rate Remeasurement Gain (Loss)
Balance as of beginning-of-year	$480	$744
OCI before reclassification	127	(222)
Income tax benefit (expense)	(27)	47
Balance as of end-of-period	$580	$569
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(18)	$(29)
OCI before reclassification	(2)	15
Balance as of end-of-period	$(20)	$(14)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(295)	$(296)
OCI before reclassification	2	(15)
Balance as of end-of-period	$(293)	$(311)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item on the Consolidated Statements of Comprehensive Income (Loss):

	For the Six Months Ended June 30,
	2026	2025
Unrealized Gain (Loss) on Fixed Maturity AFS
Securities and Certain Other Investments
Reclassification	$(204)	$(143)	Realized gain (loss)
Associated change in future contract benefits	51	26	Benefits
Reclassification before income tax benefit (expense)	(153)	(117)	Income (loss) before taxes
Income tax benefit (expense)	32	25	Federal income tax expense (benefit)
Reclassification, net of income tax	$(121)	$(92)	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Interest rate contracts	$–	$1	Net investment income
Interest rate contracts	4	8	Interest and debt expense
Foreign currency contracts	31	27	Net investment income
Foreign currency contracts	1	3	Realized gain (loss)
Reclassification before income tax benefit (expense)	36	39	Income (loss) before taxes
Income tax benefit (expense)	(8)	(8)	Federal income tax expense (benefit)
Reclassification, net of income tax	$28	$31	Net income (loss)

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

The tables below reconcile our internal measure of performance to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three Months Ended June 30, 2026
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating Revenues (1)	$1,341	$1,572	$1,576	$353	$84	$4,926
Operating Expenses (2)
Benefits and policyholder liability
remeasurement	47	894	971	–	9	1,921
Interest credited	513	293	1	169	48	1,024
Commissions	329	112	133	30	1	605
General and administrative expenses	135	134	238	91	60	658
Interest and debt expense	–	–	–	–	82	82
Other (3)	(22)	75	47	6	2	108
Total operating expenses	1,002	1,508	1,390	296	202	4,398
Total federal income tax expense (benefit)	52	7	39	8	(28)	78
Total income (loss) from operations	287	57	147	49	(90)	450
Reconciliation of total income (loss) from
operations to net income (loss):
Net annuity product features, pre-tax (4)						1,497
Net life insurance product features, pre-tax						(50)
Credit loss-related adjustments, pre-tax						(37)
Investment gains (losses), pre-tax						(197)
Changes in the fair value of
reinsurance-related embedded
derivatives, trading securities and
certain mortgage loans, pre-tax (5)						(85)
Other items, pre-tax (6)(7)						(12)
Income tax benefit (expense) related to
the above pre-tax items						(234)
Total net income (loss)						$1,332

(1) See table below for reconciliation of total operating revenues to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss).
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Inter-segment expenses are included within the amounts shown.
(3) Other operating expenses include: Annuities: DAC and VOBA capitalization and amortization; taxes, licenses and fees; expenses associated with reserve financing and LOCs; and amortization of deferred loss on business sold through reinsurance. Life Insurance: DAC and VOBA capitalization and amortization; taxes, licenses and fees; amortization of deferred loss on business sold through reinsurance; expenses associated with reserve financing and LOCs; and other intangible amortization. Group Protection: taxes, licenses and fees; DAC capitalization and amortization; other intangible amortization; and expenses associated with LOCs. Retirement Plan Services: DAC capitalization and amortization; taxes, licenses and fees; and expenses associated with LOCs. Other Operations: DAC capitalization and amortization; expenses incurred by Other Operations for its access to a financing facility and issuance of LOCs net of reimbursements to Other Operations from the Life Insurance segment for the use of proceeds from certain issuances of senior notes that were used as long-term structured solutions; and taxes, licenses and fees.
(4) Includes changes in MRBs of $1,450 million; changes in the fair value of the related hedge instruments inclusive of income allocated to support the cost of hedging or future benefits of $(115) million; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $162 million.
(5) Includes primarily changes in the fair value of the embedded derivative related to the fourth quarter 2023 reinsurance transaction. For more information, see Note 7.
(6) Includes severance expense related to initiatives to realign the workforce of $(11) million.
(7) Includes deferred compensation mark-to-market adjustment of $(1) million.

	For the Three Months Ended June 30, 2025
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating Revenues (1)	$1,214	$1,602	$1,538	$331	$41	$4,726
Operating Expenses (2)
Benefits and policyholder liability
remeasurement	32	956	913	–	7	1,908
Interest credited	439	289	1	174	13	916
Commissions	292	111	139	28	–	570
General and administrative expenses	126	133	227	83	57	626
Interest and debt expense	–	–	–	–	81	81
Other (3)	(13)	79	39	4	(1)	108
Total operating expenses	876	1,568	1,319	289	157	4,209
Total federal income tax expense (benefit)	51	2	46	5	(25)	79
Total income (loss) from operations	287	32	173	37	(91)	438
Reconciliation of total income (loss) from
operations to net income (loss):
Net annuity product features, pre-tax (4)						405
Net life insurance product features, pre-tax						(58)
Credit loss-related adjustments, pre-tax						(25)
Investment gains (losses), pre-tax						(81)
Changes in the fair value of
reinsurance-related embedded
derivatives, trading securities and
certain mortgage loans, pre-tax (5)						14
Other items, pre-tax (6)(7)(8)(9)						75
Income tax benefit (expense) related to
the above pre-tax items						(69)
Total net income (loss)						$699

(1) See table below for reconciliation of total operating revenues to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss).
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Inter-segment expenses are included within the amounts shown.
(3) Other operating expenses include: Annuities: DAC and VOBA capitalization and amortization; taxes, licenses and fees; expenses associated with reserve financing and LOCs; and amortization of deferred loss on business sold through reinsurance. Life Insurance: DAC and VOBA capitalization and amortization; taxes, licenses and fees; expenses associated with reserve financing and LOCs; amortization of deferred loss on business sold through reinsurance; and other intangible amortization. Group Protection: DAC capitalization and amortization; taxes, licenses and fees; other intangible amortization; and expenses associated with LOCs. Retirement Plan Services: DAC capitalization and amortization; taxes, licenses and fees; and expenses associated with LOCs. Other Operations: taxes, licenses and fees; DAC capitalization and amortization; and reimbursements to Other Operations from the Life Insurance segment for the use of proceeds from certain issuances of senior notes that were used as long-term structured solutions, net of expenses incurred by Other Operations for its access to a financing facility and issuance of LOCs.
(4) Includes changes in MRBs of $932 million; changes in the fair value of the related hedge instruments inclusive of income allocated to support the cost of hedging or future benefits of $(605) million; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $78 million.
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
(8) Includes deferred compensation mark-to-market adjustment of $1 million.
(9) Includes gain on early extinguishment of debt of $94 million.

	For the Six Months Ended June 30, 2026
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating Revenues (1)	$2,624	$3,200	$3,129	$699	$142	$9,794
Operating Expenses (2)
Benefits and policyholder liability
remeasurement	71	1,869	1,965	–	17	3,922
Interest credited	1,008	585	1	339	90	2,023
Commissions	668	224	268	59	2	1,221
General and administrative expenses	268	263	468	181	122	1,302
Interest and debt expense	–	–	–	–	164	164
Other (3)	(64)	153	99	12	7	207
Total operating expenses	1,951	3,094	2,801	591	402	8,839
Total federal income tax expense (benefit)	111	8	69	16	(59)	145
Total income (loss) from operations	562	98	259	92	(201)	810
Reconciliation of total income (loss) from
operations to net income (loss):
Net annuity product features, pre-tax (4)						802
Net life insurance product features, pre-tax						(28)
Credit loss-related adjustments, pre-tax						(57)
Investment gains (losses), pre-tax						(239)
Changes in the fair value of
reinsurance-related embedded
derivatives, trading securities and
certain mortgage loans, pre-tax (5)						94
Gains (losses) on other non-financial
assets, pre-tax						(6)
Other items, pre-tax (6)(7)(8)						(123)
Income tax benefit (expense) related to
the above pre-tax items						(93)
Total net income (loss)						$1,160

(1) See table below for reconciliation of total operating revenues to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss).
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Inter-segment expenses are included within the amounts shown.
(3) Other operating expenses include: Annuities: DAC and VOBA capitalization and amortization; taxes, licenses and fees; expenses associated with reserve financing and LOCs; and amortization of deferred loss on business sold through reinsurance. Life Insurance: DAC and VOBA capitalization and amortization; taxes, licenses and fees; amortization of deferred loss on business sold through reinsurance; expenses associated with reserve financing and LOCs; and other intangible amortization. Group Protection: taxes, licenses and fees; DAC capitalization and amortization; other intangible amortization; and expenses associated with LOCs. Retirement Plan Services: taxes, licenses and fees; DAC capitalization and amortization; and expenses associated with LOCs. Other Operations: taxes, licenses and fees; expenses incurred by Other Operations for its access to a financing facility and issuance of LOCs net of reimbursements to Other Operations from the Life Insurance segment for the use of proceeds from certain issuances of senior notes that were used as long-term structured solutions; and DAC capitalization and amortization.
(4) Includes changes in MRBs of $453 million; changes in the fair value of the related hedge instruments inclusive of income allocated to support the cost of hedging or future benefits of $62 million; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $287 million.
(5) Includes primarily changes in the fair value of the embedded derivative related to the fourth quarter 2023 reinsurance transaction. For more information, see Note 7.
(6) Includes certain legal accruals of $(122) million.
(7) Includes severance expense related to initiatives to realign the workforce of $(18) million.
(8) Includes deferred compensation mark-to-market adjustment of $17 million.

	For the Six Months Ended June 30, 2025
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating Revenues (1)	$2,412	$3,188	$3,059	$658	$94	$9,411
Operating Expenses (2)
Benefits and policyholder liability
remeasurement	60	1,958	1,908	–	11	3,937
Interest credited	858	576	–	344	27	1,805
Commissions	590	210	272	55	–	1,127
General and administrative expenses	251	263	449	168	125	1,256
Interest and debt expense	–	–	–	–	161	161
Other (3)	(25)	179	83	11	(2)	246
Total operating expenses	1,734	3,186	2,712	578	322	8,532
Total federal income tax expense (benefit)	101	(14)	73	9	(42)	127
Total income (loss) from operations	577	16	274	71	(186)	752
Reconciliation of total income (loss) from
operations to net income (loss):
Net annuity product features, pre-tax (4)						(687)
Net life insurance product features, pre-tax						(15)
Credit loss-related adjustments, pre-tax						(53)
Investment gains (losses), pre-tax						(183)
Changes in the fair value of
reinsurance-related embedded
derivatives, trading securities and
certain mortgage loans, pre-tax (5)						(76)
Other items, pre-tax (6)(7)(8)(9)						40
Income tax benefit (expense) related to
the above pre-tax items						199
Total net income (loss)						$(23)

(1) See table below for reconciliation of total operating revenues to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss).
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Inter-segment expenses are included within the amounts shown.
(3) Other operating expenses include: Annuities: DAC and VOBA capitalization and amortization; taxes, licenses and fees; expenses associated with reserve financing and LOCs; and amortization of deferred loss on business sold through reinsurance. Life Insurance: DAC and VOBA capitalization and amortization; taxes, licenses and fees; expenses associated with reserve financing and LOCs; amortization of deferred loss on business sold through reinsurance; and other intangible amortization. Group Protection: taxes, licenses and fees; DAC capitalization and amortization; other intangible amortization; and expenses associated with LOCs. Retirement Plan Services: taxes, licenses and fees; DAC capitalization and amortization; and expenses associated with LOCs. Other Operations: taxes, licenses and fees; DAC capitalization and amortization; and reimbursements to Other Operations from the Life Insurance segment for the use of proceeds from certain issuances of senior notes that were used as long-term structured solutions, net of expenses incurred by Other Operations for its access to a financing facility and issuance of LOCs.
(4) Includes changes in MRBs of $(370) million; changes in the fair value of the related hedge instruments inclusive of income allocated to support the cost of hedging or future benefits of $(337) million; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $20 million.
(5) Includes primarily changes in the fair value of the embedded derivative related to the fourth quarter 2023 reinsurance transaction. For more information, see Note 7.
(6) Includes severance expense related to initiatives to realign the workforce of $(8) million.
(7) Includes transaction, integration and other costs related to mergers, acquisitions, divestitures and certain other corporate initiatives consisting of $(20) million related to the sale of our wealth management business and $(18) million primarily related to the Bain Capital transaction.
(8) Includes deferred compensation mark-to-market adjustment of $(8) million.
(9) Includes gain on early extinguishment of debt of $94 million.

The tables below reconcile our total operating revenues to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three Months Ended June 30, 2026
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating revenues	$1,341	$1,572	$1,576	$353	$84	$4,926
Revenue adjustments from annuity and life
insurance product features	46	(111)	–	–	–	(65)
Credit loss-related adjustments	(17)	1	(2)	(1)	(18)	(37)
Investment gains (losses)	12	(172)	–	1	(38)	(197)
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	1	(85)	–	–	(1)	(85)
Total revenues	$1,383	$1,205	$1,574	$353	$27	$4,542

	For the Three Months Ended June 30, 2025
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating revenues	$1,214	$1,602	$1,538	$331	$41	$4,726
Revenue adjustments from annuity and life
insurance product features	(526)	(64)	–	–	–	(590)
Credit loss-related adjustments	(2)	(2)	–	(7)	(14)	(25)
Investment gains (losses)	(2)	(25)	–	(3)	(51)	(81)
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	–	13	–	–	1	14
Total revenues	$684	$1,524	$1,538	$321	$(23)	$4,044

	For the Six Months Ended June 30, 2026
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating revenues	$2,624	$3,200	$3,129	$699	$142	$9,794
Revenue adjustments from annuity and life
insurance product features	348	(86)	–	–	–	262
Credit loss-related adjustments	(21)	–	(1)	(3)	(32)	(57)
Investment gains (losses)	7	(223)	–	1	(24)	(239)
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	(1)	100	–	–	(5)	94
Gains (losses) on other non-financial assets	–	–	–	–	(6)	(6)
Total revenues	$2,957	$2,991	$3,128	$697	$75	$9,848

	For the Six Months Ended June 30, 2025
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating revenues	$2,412	$3,188	$3,059	$658	$94	$9,411
Revenue adjustments from annuity and life
insurance product features	(317)	(47)	–	–	–	(364)
Credit loss-related adjustments	(19)	(1)	(2)	(9)	(22)	(53)
Investment gains (losses)	(8)	(133)	1	(6)	(37)	(183)
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	10	(76)	–	–	(10)	(76)
Total revenues	$2,078	$2,931	$3,058	$643	$25	$8,735

Other business segment and Other Operations information (in millions) was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2026	2025	2026	2025
Net Investment Income
Annuities	$556	$464	$1,094	$916
Life Insurance	648	636	1,307	1,263
Group Protection	98	94	194	183
Retirement Plan Services	260	252	520	503
Other Operations	63	25	115	69
Total net investment income	$1,625	$1,471	$3,230	$2,934

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Fixed maturity AFS securities:
Gross gains	$3	$2	$5	$6
Gross losses	(192)	(26)	(209)	(149)
Credit loss benefit (expense) (1)	(32)	(19)	(57)	(47)
Realized gain (loss) on equity securities (2)	5	4	7	(1)
Credit loss benefit (expense) on mortgage loans on real estate (1)	(6)	(8)	(4)	(10)
Credit loss benefit (expense) on reinsurance-related assets (3)	1	3	4	5
Realized gain (loss) on the mark-to-market on certain
instruments (4)(5)	(241)	(98)	(15)	(153)
Indexed product derivative results (6)	156	67	252	(2)
Derivative results (7)	(107)	(571)	71	(284)
Realized gain (loss) on other non-financial assets	–	–	(6)	–
Other realized gain (loss)	7	5	12	4
Total realized gain (loss)	$(406)	$(641)	$60	$(631)

(1) Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.
(2) Includes mark-to-market adjustments on equity securities still held of $12 million and $4 million for the three months ended June 30, 2026 and 2025, and $12 million and $7 million for the six months ended June 30, 2026 and 2025, respectively.
(3) Includes changes in the allowance for credit losses pertaining to reinsurance recoverables and deposit assets.
(4) Represents changes in the fair values of derivatives we hold as part of VUL hedging, reinsurance-related embedded derivatives and trading securities.
(5) Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $(2) million and $(1) million for the three months ended June 30, 2026 and 2025, and $(1) million and $(2) million for the six months ended June 30, 2026 and 2025, respectively.
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

18. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 19% and 17% for the three and six months ended June 30, 2026, respectively, compared to 18% and 77%, respectively, for the corresponding periods in 2025. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate account dividends-received deduction and tax credits.

For the three and six months ended June 30, 2026, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of preferential tax items.

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

19. Subsequent Event

On July 30, 2026, we entered into an agreement with Talcott Financial Group (“Talcott”) under which we will cede approximately $5.8 billion of in-force guaranteed universal life statutory reserves to a Talcott subsidiary. In connection with the transaction, we will also reinsure approximately $500 million of funding agreement business with a subsidiary of Talcott.

The transaction is structured partly as coinsurance with funds withheld and partly as modified coinsurance between us and Talcott, with counterparty protections including over-collateralization and agreed-upon investment guidelines designed to align with our risk management framework. Under the terms of the agreement, we will retain account administration and recordkeeping of the policies including claims management.

This transaction is subject to customary closing conditions, including regulatory approvals, and is expected to close during the fourth quarter of 2026 with an effective date as of October 1, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the financial condition as of June 30, 2026, compared with December 31, 2025, and the results of operations for the three and six months ended June 30, 2026, compared with the corresponding periods in 2025 of Lincoln National Corporation and its consolidated subsidiaries. Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.

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

On July 30, 2026, we entered into a reinsurance transaction with Talcott Financial Group designed to advance our strategy to shift our liability mix and grow sustainable free cash flow. For more information, see Note 19.

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

Investments

Investment Valuation

The following summarizes investments on the Consolidated Balance Sheets carried at fair value by pricing source and fair value hierarchy level (in millions) as of June 30, 2026:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$953	$81,413	$84	$82,450
Priced by independent broker quotations	–	–	8,385	8,385
Priced by matrices	–	17,300	–	17,300
Priced by other methods (1)	–	–	522	522
Total	$953	$98,713	$8,991	$108,657

Percent of total	1%	91%	8%	100%

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

Net amount at risk (“NAR”) represents the amount of GLB or GDB in excess of a policyholder’s account balance at the balance sheet date. Underperforming markets increase our exposure to potential benefits with the GLB and GDB riders. A contract with a GDB rider is “in the money” if the policyholder’s account balance falls below the GDB. As of June 30, 2026 and December 31, 2025, 2% and 4%, respectively, of all in-force contracts with a GDB rider were “in the money.” A contract with a GLB rider is “in the money” if the policyholder’s account balance falls below the present value of GLB payments, assuming no full surrenders. As of June 30, 2026 and December 31, 2025, 13% and 14%, respectively, of all in-force contracts with a GLB rider were “in the money.” However, the only way the policyholder can realize the excess of the present value of benefits over the account balance of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount. If, after the series of withdrawals or income payments, the account balance is exhausted, the policyholder will continue to receive a series of annuity payments. The account balance can also fluctuate with market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account balance.

Many policyholders have both a GLB and GDB present on the same policy. The total NAR represents the greater of GLB NAR and GDB NAR for each policy as only one benefit can be exercised in practice. Details underlying the NAR, net of reinsurance, primarily related to our Annuities segment, (in millions) were as follows:

	As of June 30,	As of December 31,
	2026	2025
GLB NAR	$1,548	$1,505
GDB NAR	448	455
Total NAR	1,967	1,927

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

The following table presents our after-tax estimates of the potential instantaneous effect to net income (loss) that could result from sudden changes that may occur in equity markets and interest rates (in millions) and excludes the net cost of operating the hedge program. The amounts represent the difference between the change in GLB and GDB riders and the change in the fair value of the underlying hedge instruments. These estimates are based upon the balance as of June 30, 2026, net of reinsurance, and the related hedge instruments in place as of that date.

The effects presented in the table below are not representative of the aggregate impacts that could result if a combination of such changes to equity market returns and interest rates occurred.

	In-Force Sensitivities
Equity Market Return	-10%	+10%
Hypothetical effect to net income	$(825)	$625
Interest Rates	-25 bps	+25 bps
Hypothetical effect to net income	$(375)	$325

The actual effects of the results illustrated in the table above could vary significantly depending on a variety of factors, many of which are out of our control, and consideration should be given to the following:

•The analysis is only valid as of June 30, 2026, due to changing market conditions, policyholder activity, hedge positions and other factors;
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

Annual Assumption Review

During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models used in estimating MRBs, our reserves and embedded derivatives. For more information on our comprehensive review, see Note 1 in our 2025 Form 10-K.

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

As of June 30, 2026, we had an approximate $1.8 billion deferred tax asset related to net unrealized losses on fixed maturity available-for-sale (“AFS”) securities. In the assessment of the future realizability of this deferred tax asset, management concluded that its tax planning strategies, including holding these securities to recovery, were prudent and feasible as these unrealized losses were caused by factors other than credit loss, and we have the intent and ability to hold these securities to recovery and collect all of the contractual cash flows.

Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized.

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

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net Income (Loss)
Income (loss) from operations:
Annuities	$287	$287	$562	$577
Life Insurance	57	32	98	16
Group Protection	147	173	259	274
Retirement Plan Services	49	37	92	71
Other Operations	(90)	(91)	(201)	(186)
Net annuity product features, pre-tax (1)	1,497	405	802	(687)
Net life insurance product features, pre-tax	(50)	(58)	(28)	(15)
Credit loss-related adjustments, pre-tax	(37)	(25)	(57)	(53)
Investment gains (losses), pre-tax	(197)	(81)	(239)	(183)
Changes in the fair value of reinsurance-related
embedded derivatives, trading securities and
certain mortgage loans, pre-tax (2)	(85)	14	94	(76)
Gains (losses) on other non-financial
assets, pre-tax	–	–	(6)	–
Other items, pre-tax (3)(4)(5)(6)(7)	(12)	75	(123)	40
Income tax benefit (expense) related to the
above pre-tax items	(234)	(69)	(93)	199
Net income (loss)	$1,332	$699	$1,160	$(23)

(1)    For the three months ended June 30, 2026 and 2025, includes changes in MRBs of $1,450 million and $932 million, respectively; changes in the fair value of the related hedge instruments inclusive of income allocated to support the cost of hedging or future benefits of $(115) million and $(605) million, respectively; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $162 million and $78 million, respectively. For the six months ended June 30, 2026 and 2025, includes changes in MRBs of $453 million and $(370) million, respectively; changes in the fair value of the related hedge instruments inclusive of income allocated to support the cost of hedging or future benefits of $62 million and $(337) million, respectively; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $287 million and $20 million, respectively.
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
(3)    Includes certain legal accruals of $(122) million for the six months ended June 30, 2026.
(4)    Includes severance expense related to initiatives to realign the workforce of $(11) million and $(2) million for the three months ended June 30, 2026 and 2025, respectively, and $(18) million and $(8) million for the six months ended June 30, 2026 and 2025, respectively.
(5)    Includes transaction, integration and other costs related to mergers, acquisitions, divestitures and certain other corporate initiatives of $(18) million primarily related to the Bain Capital transaction for the three months ended June 30, 2025, and $(20) million related to the sale of our wealth management business and $(18) million primarily related to the Bain Capital transaction for the six months ended June 30, 2025.
(6)    Includes deferred compensation mark-to-market adjustment of $(1) million and $1 million for the three months ended June 30, 2026 and 2025, respectively, and $17 million and $(8) million for the six months ended June 30, 2026 and 2025, respectively.
(7)    Includes gain on early extinguishment of debt of $94 million for the three and six months ended June 30, 2025.

Comparison of the Three Months Ended June 30, 2026 to 2025

Net income increased due primarily to the following:

•Higher gain in net annuity product features driven by the impact of capital markets.
•Improvement in our Life Insurance segment’s income from operations.

The increase in net income was partially offset by the following:

•Higher investment losses driven by higher losses on certain investments associated with the fourth quarter 2023 reinsurance transaction.
•Unfavorable changes in the fair value of reinsurance-related embedded derivatives, trading securities and certain mortgage loans in 2026 compared to favorable changes in 2025 driven by the fair value of the embedded derivative related to the fourth quarter 2023 reinsurance transaction.
•The impact of other items driven by a gain on extinguishment of debt in the second quarter of 2025.

Comparison of the Six Months Ended June 30, 2026 to 2025

Net income increased due primarily to the following:

•Gain in net annuity product features in 2026 compared to loss in 2025 driven by the impact of capital markets.
•Favorable changes in the fair value of reinsurance-related embedded derivatives, trading securities and certain mortgage loans in 2026 compared to unfavorable changes in 2025 driven by the fair value of the embedded derivative related to the fourth quarter 2023 reinsurance transaction.
•Improvement in our Life Insurance segment’s income from operations.

The increase in net income was partially offset by the following:

•The impact of other items driven by certain legal accruals in 2026 and a gain on extinguishment of debt in 2025.
•Higher investment losses driven by higher losses on certain investments associated with the fourth quarter 2023 reinsurance transaction.

Additional Information

For information on the fourth quarter 2023 reinsurance transaction, see Note 7.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating Revenues
Insurance premiums (1)	$36	$28	$54	$50
Fee income	623	575	1,231	1,166
Net investment income	547	487	1,072	953
Other revenues (2)	135	124	267	243
Total operating revenues	1,341	1,214	2,624	2,412
Operating Expenses
Benefits and policyholder liability remeasurement (1)	47	32	71	60
Interest credited	513	439	1,008	858
Commissions and other expenses	442	405	872	816
Total operating expenses	1,002	876	1,951	1,734
Income (loss) from operations before taxes	339	338	673	678
Federal income tax expense (benefit)	52	51	111	101
Income (loss) from operations	$287	$287	$562	$577

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

Comparison of the Three Months Ended June 30, 2026 to 2025

Income from operations for this segment remained flat due primarily to higher fee income driven by higher average daily separate account balances, offset by the following:

•Higher commissions and other expenses driven by higher deferred acquisition costs (“DAC”) amortization, higher trail commissions resulting from higher average account balances and higher other costs pertaining to business operations.
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

Comparison of the Six Months Ended June 30, 2026 to 2025

Income from operations for this segment decreased due primarily to the following:

•Higher commissions and other expenses driven by higher DAC amortization, higher trail commissions resulting from higher average account balances and higher other costs pertaining to business operations.
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

The other component of net flows relates to the retention of new business and account balances. An important measure of retention is the reduction in account balances caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account balances were 12% for the three and six months ended June 30, 2026, and 11% for the corresponding periods in 2025.

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

Fee Income

Details underlying fee income (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Fee Income
Mortality, expense and other assessments (1)	$608	$561	$1,201	$1,136
Surrender charges	12	12	25	26
DFEL:
Deferrals	(3)	(4)	(7)	(8)
Amortization	6	6	12	12
Total fee income	$623	$575	$1,231	$1,166

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

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$518	$449	$1,014	$881
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	2	1	3	1
Surplus investments (2)	27	37	55	71
Total net investment income	$547	$487	$1,072	$953

Interest Credited
Amount provided to policyholders	$510	$436	$1,002	$852
Interest credited before DSI amortization	510	436	1,002	852
DSI amortization	3	3	6	6
Total interest credited	$513	$439	$1,008	$858

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

Account Balances

Details underlying account balances (dollars in millions) were as follows:

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
	2026	2025	2026	2025
Separate Account Balance Information (1)
Separate account deposits	$1,228	$1,273	$2,583	$2,831
Separate account net flows	(3,554)	(2,494)	(6,801)	(4,851)
Separate account balances	126,196	120,045	126,196	120,045
Average daily separate account balances	124,045	114,095	123,236	116,183
Average daily S&P 500® Index (2)	7,271	5,728	7,047	5,813
General Account Balance Information
General account deposits	$2,292	$2,751	$4,878	$4,992
General account net flows	637	1,332	1,687	2,015
General account balances (3)	56,094	47,748	56,094	47,748
Average general account balances (3)	54,767	45,711	54,004	45,694

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
(3) Net of reinsurance.

For more information on account balances, see Notes 9 and 10.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Commissions and Other Expenses
Commissions:
Deferrable	$148	$127	$311	$255
Non-deferrable	181	165	357	335
General and administrative expenses	135	126	268	251
Expenses associated with reserve financing and LOC expenses	6	8	11	14
Taxes, licenses and fees	8	8	20	21
Total expenses incurred	478	434	967	876
DAC deferrals	(168)	(144)	(354)	(291)
Total expenses incurred, excluding amortization	310	290	613	585
DAC, VOBA and other amortization	132	115	259	231
Total commissions and other expenses	$442	$405	$872	$816

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating Revenues
Insurance premiums (1)	$258	$267	$515	$550
Fee income	683	688	1,359	1,386
Net investment income	573	606	1,220	1,180
Operating realized gain (loss)	–	(1)	–	(3)
Other revenues (2)	58	42	106	75
Total operating revenues	1,572	1,602	3,200	3,188
Operating Expenses
Benefits and policyholder liability remeasurement	894	956	1,869	1,958
Interest credited	293	289	585	576
Commissions and other expenses	321	323	640	652
Total operating expenses	1,508	1,568	3,094	3,186
Income (loss) from operations before taxes	64	34	106	2
Federal income tax expense (benefit)	7	2	8	(14)
Income (loss) from operations	$57	$32	$98	$16

(1)    Includes term insurance premiums, which have a corresponding partial offset in benefits and policyholder liability remeasurement for changes in reserves. The decrease in insurance premiums for the six months ended June 30, 2026, was driven by the expiration of a 10-year assumed reinsurance treaty on March 31, 2025, which has a corresponding offset in benefits and policyholder liability remeasurement.
(2)    Consists primarily of revenues attributable to interest income on deposit reinsurance assets and the net settlement related to certain reinsurance transactions, which has a corresponding offset in net investment income and interest credited.

Comparison of the Three Months Ended June 30, 2026 to 2025

Income from operations for this segment increased due primarily to the following:

•Lower benefits and policyholder liability remeasurement driven by a decrease in change in reserves for UL-type contracts with secondary guarantees and more favorable mortality due to lower claims incidence and claims severity, partially offset by aging of the block.
•Lower commissions and other expenses driven by a reduction in expenses associated with reserve financing due to restructuring certain captive reinsurance subsidiaries in the fourth quarter of 2025.

The increase in income from operations for this segment was partially offset by the following:

•Lower net investment income, net of interest credited, driven by lower investment income on alternative investments, partially offset by growth in investments.
•Lower fee income on UL-type contracts with secondary guarantees, partially offset by higher deferred front-end loads (“DFEL”) amortization.

Comparison of the Six Months Ended June 30, 2026 to 2025

Income from operations for this segment increased due primarily to the following:

•Lower benefits and policyholder liability remeasurement driven by a decrease in change in reserves for UL-type contracts with secondary guarantees and more favorable mortality due to lower claims severity, partially offset by aging of the block.
•Higher net investment income, net of interest credited, driven by growth in investments.
•Lower commissions and other expenses driven by a reduction in expenses associated with reserve financing due to restructuring certain captive reinsurance subsidiaries in the fourth quarter of 2025.

The increase in income from operations for this segment was partially offset by lower fee income on UL-type contracts with secondary guarantees, partially offset by higher DFEL amortization.

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

Fee Income

Details underlying fee income, sales, net flows, account balances and in-force face amount (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Fee Income
Cost of insurance assessments	$511	$537	$1,023	$1,084
Expense assessments	379	353	758	695
Surrender charges	11	11	19	21
DFEL:
Deferrals	(312)	(294)	(626)	(573)
Amortization	94	81	185	159
Total fee income	$683	$688	$1,359	$1,386

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Sales by Product
IUL/UL	$23	$28	$52	$52
MoneyGuard®	32	29	61	58
VUL	35	15	57	30
Term	13	15	29	28
Executive Benefits	113	34	146	50
Total sales	$216	$121	$345	$218

Net Flows
Deposits	$1,673	$1,281	$2,927	$2,500
Withdrawals and deaths	(540)	(648)	(1,159)	(1,298)
Net flows	$1,133	$633	$1,768	$1,202

Policyholder Assessments	$1,331	$1,350	$2,678	$2,699

	As of June 30,
	2026	2025
Account Balances (1)
General account	$21,563	$21,300
Separate account	31,515	24,987
Total account balances	$53,078	$46,287

In-Force Face Amount
UL and other	$362,618	$360,617
Term insurance	695,497	707,355
Total in-force face amount	$1,058,115	$1,067,972

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Average General Account Balances (1)	$21,491	$21,277	$21,472	$21,315

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

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$461	$457	$922	$916
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	3	–	5	1
Surplus investments (2)	56	51	114	91
Other investments (3)	53	98	179	172
Total net investment income	$573	$606	$1,220	$1,180

Interest Credited	$293	$289	$585	$576

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

Benefits and Policyholder Liability Remeasurement

Details underlying benefits and policyholder liability remeasurement (dollars in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Benefits and Policyholder Liability Remeasurement
Death claims direct and assumed	$1,324	$1,465	$2,932	$2,949
Death claims ceded	(554)	(690)	(1,275)	(1,300)
Reserves released on death	(160)	(154)	(367)	(344)
Net death benefits	610	621	1,290	1,305
Change in secondary guarantee life insurance product
reserves	75	96	158	206
Change in MoneyGuard® reserves	156	160	317	312
Change in traditional product reserves	17	31	25	31
Other benefits (1)	36	48	79	104
Total benefits and policyholder liability remeasurement	$894	$956	$1,869	$1,958
Death claims per $1,000 of in-force	2.30	2.32	2.43	2.43

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Commissions and Other Expenses
Commissions	$112	$111	$224	$210
General and administrative expenses	134	133	263	263
Expenses associated with reserve financing	17	26	33	51
Taxes, licenses and fees	31	31	68	70
Total expenses incurred	294	301	588	594
DAC and VOBA deferrals	(128)	(128)	(258)	(243)
Total expenses recognized before amortization	166	173	330	351
DAC and VOBA amortization	130	125	259	252
Amortization of deferred loss on business sold
through reinsurance	24	24	49	47
Other intangible amortization	1	1	2	2
Total commissions and other expenses	$321	$323	$640	$652

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

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating Revenues
Insurance premiums	$1,420	$1,386	$2,819	$2,757
Net investment income	98	94	194	183
Other revenues (1)	58	58	116	119
Total operating revenues	1,576	1,538	3,129	3,059
Operating Expenses
Benefits and policyholder liability remeasurement	971	913	1,965	1,908
Interest credited	1	1	1	–
Commissions and other expenses	418	405	835	804
Total operating expenses	1,390	1,319	2,801	2,712
Income (loss) from operations before taxes	186	219	328	347
Federal income tax expense (benefit)	39	46	69	73
Income (loss) from operations	$147	$173	$259	$274

(1) Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Income (Loss) from Operations by Product Line
Life	$60	$41	$101	$50
Disability	91	135	165	229
Dental	(4)	(3)	(7)	(5)
Income (loss) from operations	$147	$173	$259	$274

Comparison of the Three and Six Months Ended June 30, 2026 to 2025

Income from operations for this segment decreased due primarily to the following:

•Higher benefits and policyholder liability remeasurement driven by higher incidence and less favorable claims experience than expected in our disability business, partially offset by lower incidence in our life business.
•Higher commissions and other expenses due to higher other costs pertaining to business operations.

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

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Insurance Premiums by Product Line
Life	$556	$542	$1,110	$1,084
Disability	816	798	1,612	1,581
Dental	48	46	97	92
Total insurance premiums	$1,420	$1,386	$2,819	$2,757

Sales by Product Line
Life	$83	$104	$180	$205
Disability	65	70	110	118
Dental	7	13	15	21
Total sales	$155	$187	$305	$344

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

Net Investment Income

We use our investment income to offset the earnings effect of the associated build of our reserves, which are a function of our insurance premiums and the yields on our investments. Details underlying net investment income (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$77	$72	$151	$143
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	1	–	2	–
Surplus investments (2)	20	22	41	40
Total net investment income	$98	$94	$194	$183

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

Benefits and Policyholder Liability Remeasurement

Details underlying benefits and policyholder liability remeasurement (in millions) and loss ratios by product line were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Benefits and Policyholder Liability
Remeasurement by Product Line
Life	$345	$364	$714	$772
Disability	586	512	1,171	1,062
Dental	40	37	80	74
Total benefits and policyholder liability
remeasurement by product line	$971	$913	$1,965	$1,908

Loss Ratios by Product Line
Life	62.2%	67.2%	64.5%	71.2%
Disability	71.9%	64.2%	72.6%	67.1%
Dental	82.0%	80.4%	81.8%	79.7%
Total	68.4%	65.9%	69.8%	69.2%

Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims. For additional information on our loss ratios, see “Additional Information” above.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Commissions and Other Expenses
Commissions	$133	$139	$268	$272
General and administrative expenses	238	227	468	449
Taxes, licenses and fees	36	34	75	72
Other	1	2	2	2
Total expenses incurred	408	402	813	795
DAC deferrals	(30)	(35)	(59)	(67)
Total expenses recognized before amortization	378	367	754	728
DAC and other intangible amortization	40	38	81	76
Total commissions and other expenses	$418	$405	$835	$804

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating Revenues
Fee income	$93	$80	$179	$160
Net investment income	260	252	520	503
Other revenues	–	(1)	–	(5)
Total operating revenues	353	331	699	658
Operating Expenses
Interest credited	169	174	339	344
Commissions and other expenses	127	115	252	234
Total operating expenses	296	289	591	578
Income (loss) from operations before taxes	57	42	108	80
Federal income tax expense (benefit)	8	5	16	9
Income (loss) from operations	$49	$37	$92	$71
Comparison of the Three and Six Months Ended June 30, 2026 to 2025

Income from operations for this segment increased due primarily to the following:

•Higher net investment income, net of interest credited, driven by impacts to portfolio yields from the current interest rate environment, a decrease in crediting rates and higher investment income on prepayment and bond make-whole premiums.
•Higher fee income driven by higher average daily separate account and mutual fund balances.

The increase in income from operations was partially offset by higher commissions and other expenses driven by higher other costs pertaining to business operations and higher trail commissions resulting from higher average daily separate account balances.

In addition, for the six months ended June 30, 2026, income from operations increased due to higher other revenues due to an impact in the first quarter of 2025 related to a plan termination during the fourth quarter of 2024.

Additional Information

Net flows in this business fluctuate based on the timing of larger plans being implemented and terminating over the course of the year.

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account balances caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account balances were 19% and 17% for the three and six months ended June 30, 2026, respectively, and 15% and 19%, respectively, for the corresponding periods in 2025.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Net Flows By Market table below as “Multi-Fund® and other”), which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account balances was 11% and 12% as of June 30, 2026 and 2025, respectively. Due to this overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

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

Fee Income

Details underlying fee income (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Fee Income
Annuity expense assessments	$58	$52	$114	$105
Mutual fund fees	31	27	60	54
Total expense assessments	89	79	174	159
Surrender charges	4	1	5	1
Total fee income	$93	$80	$179	$160

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

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$237	$232	$476	$463
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	4	–	5	1
Surplus investments (2)	19	20	39	39
Total net investment income	$260	$252	$520	$503
Interest Credited	$169	$174	$339	$344

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

Account Balances

Details underlying account balances (dollars in millions) were as follows:

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
	2026	2025	2026	2025
Separate Account Balance Information (1)
Separate account deposits	$442	$531	$1,008	$1,148
Separate account net flows	(469)	(371)	(881)	(641)
Separate account balances	24,472	22,173	24,472	22,173
Average daily separate account balances	23,914	20,938	23,528	21,255
Average daily S&P 500® Index (2)	7,271	5,728	7,047	5,813
General Account Balance Information
General account deposits	$901	$1,109	$1,781	$1,921
General account net flows	(569)	6	(968)	(512)
General account balances	23,419	23,700	23,419	23,700
Average general account balances	23,546	23,552	23,654	23,562
Mutual Fund Account Balance Information
Mutual fund deposits	$2,393	$1,954	$5,089	$4,640
Mutual fund net flows	(1,387)	(220)	(789)	(1,615)
Average mutual fund account balances (3)	80,884	67,244	79,867	67,955

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net Flows By Market
Core Market (1)	$(56)	$28	$(258)	$(51)
Mid-Large Market	(1,918)	(200)	(1,515)	(1,933)
Multi-Fund® and Other	(451)	(413)	(865)	(784)
Total net flows	$(2,425)	$(585)	$(2,638)	$(2,768)

(1) Formerly referred to as “Small Market.”

For more information on account balances, see Notes 9 and 10.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Commissions and Other Expenses
Commissions:
Deferrable	$1	$1	$3	$3
Non-deferrable	29	27	56	52
General and administrative expenses	91	83	181	168
Taxes, licenses and fees	5	4	12	11
Total expenses incurred	126	115	252	234
DAC deferrals	(3)	(5)	(8)	(9)
Total expenses recognized before amortization	123	110	244	225
DAC amortization	4	5	8	9
Total commissions and other expenses	$127	$115	$252	$234

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

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating Revenues
Insurance premiums	$–	$–	$1	$1
Net investment income (1)	63	25	115	69
Other revenues (2)	21	16	26	24
Total operating revenues	84	41	142	94
Operating Expenses
Benefits and policyholder liability remeasurement	9	7	17	11
Interest credited	48	13	90	27
Other expenses	63	56	131	123
Interest and debt expense	82	81	164	161
Total operating expenses	202	157	402	322
Income (loss) from operations before taxes	(118)	(116)	(260)	(228)
Federal income tax expense (benefit)	(28)	(25)	(59)	(42)
Income (loss) from operations	$(90)	$(91)	$(201)	$(186)

(1) Includes our institutional pension business, which has a corresponding offset in benefits and policyholder liability remeasurement for changes in reserves.
(2) Includes certain third-party advisory fees, which has a partial offset in other expenses.

Comparison of the Three Months Ended June 30, 2026 to 2025

Loss from operations for Other Operations decreased modestly due primarily to the following:

•Higher other revenues due to the effect of market fluctuations on assets held as part of certain compensation plans.
•Higher net investment income, net of interest credited, driven by funding agreement activity.
•More favorable income tax benefits driven by favorable market impacts on tax preferred investment income and higher excess tax benefits associated with stock-based compensation.

The decrease in loss from operations was partially offset by higher other expenses associated with higher costs pertaining to business operations.

Comparison of the Six Months Ended June 30, 2026 to 2025

Loss from operations for Other Operations increased due primarily to the following:

•    Lower net investment income, net of interest credited, related to lower portfolio yields and lower allocated investments driven by a decrease in excess capital retained by Other Operations, partially offset by funding agreement activity.
•Higher other expenses associated with higher costs pertaining to business operations.
•Higher interest and debt expense driven by an increase in average outstanding debt.

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

For information on funding agreements, see Note 10.

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

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Other Expenses
General and administrative expenses	$60	$57	$122	$125
Taxes, licenses and fees	2	3	5	5
Other	3	(2)	7	(3)
Total expenses incurred	65	58	134	127
DAC deferrals	(2)	(2)	(3)	(4)
Total other expenses	$63	$56	$131	$123

Interest and Debt Expense

Our current level of interest expense may not be indicative of the future due to, among other things, the timing of the use of cash and the future cost of capital. For additional information on our financing activities, see “Liquidity and Capital Resources – Holding Company Sources and Uses of Liquidity and Capital – Debt” below.

CONSOLIDATED INVESTMENTS

Details underlying consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of June 30,	As of December 31,	As of June 30,	As of December 31,
	2026	2025	2026	2025
Investments
Fixed maturity AFS securities	$95,085	$93,448	66.4%	67.3%
Trading securities	1,515	1,676	1.1%	1.2%
Equity securities	456	636	0.3%	0.4%
Mortgage loans on real estate	23,406	22,472	16.3%	16.2%
Policy loans	2,596	2,626	1.8%	1.9%
Derivative investments	11,382	9,945	7.9%	7.2%
Other investments:
Alternative investments	4,215	4,182	2.9%	3.0%
Alternative investments – reinsurance-related (1)	1,344	1,438	0.9%	1.0%
Company-owned life insurance	1,370	1,190	1.0%	0.9%
Other	1,941	1,295	1.4%	0.9%
Total investments	$143,310	$138,908	100.0%	100.0%

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

	As of June 30, 2026
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$14,480	$111	$1,060	$13,531	14.2%
Basic industry	3,078	41	313	2,806	3.0%
Capital goods	6,140	61	614	5,587	5.9%
Communications	3,375	48	389	3,034	3.2%
Consumer cyclical	5,713	40	503	5,250	5.5%
Consumer non-cyclical	14,934	123	2,093	12,964	13.7%
Energy	2,946	30	270	2,706	2.9%
Technology	4,925	15	559	4,381	4.6%
Transportation	3,485	33	323	3,195	3.4%
Industrial other	2,607	10	432	2,185	2.3%
Utilities	12,648	96	1,538	11,206	11.8%
Government-related entities	1,250	17	211	1,056	1.1%
Collateralized mortgage and other obligations (“CMOs”):
Agency backed	1,074	2	122	954	1.0%
Non-agency backed	366	28	4	390	0.4%
Mortgage pass through securities (“MPTS”):
Agency backed	634	6	31	609	0.7%
Commercial mortgage-backed securities (“CMBS”):
Non-agency backed	2,999	5	116	2,888	3.0%
Asset-backed securities (“ABS”):
Collateralized loan obligations (“CLOs”)	9,565	11	121	9,455	9.9%
Other (2)	9,512	80	149	9,443	9.9%
Municipals:
Taxable	2,402	12	381	2,033	2.1%
Tax-exempt	35	1	2	34	0.0%
Government:
United States	1,001	3	42	962	1.0%
Foreign	240	14	51	203	0.2%
Hybrid and redeemable preferred securities	213	8	8	213	0.2%
Total fixed maturity AFS securities	103,622	795	9,332	95,085	100.0%
Trading Securities (3)	1,609	36	130	1,515
Equity Securities	444	27	15	456
Total fixed maturity AFS, trading and equity securities	$105,675	$859	$9,477	$97,056

	As of December 31, 2025
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$14,577	$155	$1,019	$13,713	14.6%
Basic industry	3,180	51	324	2,907	3.1%
Capital goods	6,270	78	596	5,752	6.2%
Communications	3,328	54	376	3,006	3.2%
Consumer cyclical	5,765	61	467	5,359	5.7%
Consumer non-cyclical	14,952	154	2,043	13,063	14.0%
Energy	2,974	38	266	2,746	2.9%
Technology	5,064	27	537	4,554	4.9%
Transportation	3,552	41	315	3,278	3.5%
Industrial other	2,596	18	412	2,202	2.4%
Utilities	12,721	132	1,492	11,361	12.2%
Government-related entities	1,286	25	207	1,104	1.2%
CMOs:
Agency backed	1,156	4	120	1,040	1.1%
Non-agency backed	400	29	3	426	0.5%
MPTS:
Agency backed	675	12	31	656	0.7%
CMBS:
Non-agency backed	2,586	15	99	2,502	2.7%
ABS:
CLOs	8,619	6	126	8,499	9.1%
Other (2)	7,743	131	91	7,783	8.3%
Municipals:
Taxable	2,479	18	383	2,114	2.3%
Tax-exempt	35	–	2	33	0.0%
Government:
United States	892	9	32	869	0.9%
Foreign	261	16	51	226	0.2%
Hybrid and redeemable preferred securities	241	21	7	255	0.3%
Total fixed maturity AFS securities	101,352	1,095	8,999	93,448	100.0%
Trading Securities (3)	1,756	44	124	1,676
Equity Securities	632	15	11	636
Total fixed maturity AFS, trading and equity securities	$103,740	$1,154	$9,134	$95,760

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

The quality of our fixed maturity AFS securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

		As of June 30, 2026			As of December 31, 2025
	Rating Agency	Net			Net
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	AAA / AA / A	$64,019	$58,265	61.2%	$61,616	$56,349	60.3%
2	BBB	36,492	33,815	35.5%	36,551	33,995	36.4%
Total investment grade securities		100,511	92,080	96.7%	98,167	90,344	96.7%

Below Investment Grade Securities
3	BB	1,094	1,013	1.1%	1,025	955	1.0%
4	B	1,820	1,790	1.9%	1,970	1,966	2.1%
5	CCC and lower	152	150	0.2%	108	106	0.1%
6	In or near default	45	52	0.1%	82	77	0.1%
Total below investment grade securities		3,111	3,005	3.3%	3,185	3,104	3.3%
Total fixed maturity AFS securities		$103,622	$95,085	100.0%	$101,352	$93,448	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities	3.0%	3.2%	3.1%	3.3%

(1) Based upon the rating designations determined and provided by the National Association of Insurance Commissioners (“NAIC”) or the major credit rating agencies (Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P Global Ratings (“S&P”)). For securities where the ratings assigned by the major credit rating agencies are not equivalent, the second lowest rating assigned is used. For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings. The average credit quality of our total fixed maturity AFS securities portfolio was A as of June 30, 2026.

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

As of June 30, 2026, and December 31, 2025, 97% of the total fixed maturity AFS securities in an unrealized loss position were investment grade. Our gross unrealized losses recognized in OCI on fixed maturity AFS securities as of June 30, 2026, increased by $333 million since December 31, 2025. For the six months ended June 30, 2026, we recognized $209 million of gross losses on fixed maturity AFS securities, which were primarily related to sales that support our reinsurance funds withheld agreements where the investment results are passed directly to the reinsurers. For the six months ended June 30, 2025, we recognized $149 million of gross losses on fixed maturity AFS securities, which were primarily related to portfolio rebalancing and sales that support our reinsurance funds withheld agreements where the investment results are passed directly to the reinsurers.

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require a credit allowance. We do not believe the unrealized loss position as of June 30, 2026, required an impairment recognized in earnings as: (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. This conclusion is consistent with our asset-liability management process. Management considered the following as part of the evaluation:

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

We recognized $(32) million and $(57) million of credit loss benefit (expense) on our fixed maturity AFS securities for the three and six months ended June 30, 2026, respectively, and $(19) million and $(47) million, respectively, for the corresponding periods in 2025. In order to determine the amount of credit loss, we calculated the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover. To determine the recoverability, we considered the facts and circumstances surrounding the underlying issuer including, but not limited to, the following:

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

As reported on the Consolidated Balance Sheets, we had $153.5 billion of investments and cash and invested cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers and amounts on deposit with reinsurers, which totaled $124.7 billion as of June 30, 2026. If it were necessary to liquidate fixed maturity AFS securities prior to maturity or call to meet cash flow needs, we would first look to those fixed maturity AFS securities that are in an unrealized gain position, which had a fair value of $27.1 billion as of June 30, 2026, rather than selling fixed maturity AFS securities in an unrealized loss position. The amount of cash that we have on hand at any point in time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business. For additional information, see “Liquidity and Capital Resources” below.

As of June 30, 2026, and December 31, 2025, the estimated fair value for all private placement securities was $24.0 billion and $23.2 billion, respectively, representing 17% of total investments.

Mortgage-Backed Securities (Included in Fixed Maturity AFS and Trading Securities)

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Mortgage-Backed Securities” in our 2025 Form 10-K for a discussion of our mortgage-backed securities.

The market value of fixed maturity AFS and trading securities backed by subprime loans was $161 million and represented less than 1% of our total investment portfolio as of June 30, 2026. Fixed maturity AFS securities represented $159 million, or 99%, and trading securities represented $2 million, or 1%, of the subprime exposure as of June 30, 2026. The table below summarizes our investments in fixed maturity AFS securities backed by pools of residential mortgages (in millions) as of June 30, 2026:

	Agency		Non-Agency		Total
	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value
Type
RMBS	$1,709	$1,563	$365	$390	$2,074	$1,953
ABS home equity	–	–	157	192	157	192
Total by type (1)(2)	$1,709	$1,563	$522	$582	$2,231	$2,145

NAIC Designation
1	$1,709	$1,563	$413	$468	$2,122	$2,031
2	–	–	88	87	88	87
3	–	–	8	7	8	7
4	–	–	9	16	9	16
5	–	–	4	4	4	4
6	–	–	–	–	–	–
Total by NAIC designation (1)(2)(3)	$1,709	$1,563	$522	$582	$2,231	$2,145

Total fixed maturity AFS securities backed by pools of
residential mortgages as a percentage of total fixed maturity AFS securities	2.2%	2.3%

Total non-agency backed as a percentage of total fixed maturity AFS securities	0.5%	0.6%

(1) Does not include the amortized cost of trading securities totaling $110 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $110 million in trading securities consisted of $48 million agency and $62 million non-agency.
(2) Does not include the fair value of trading securities totaling $104 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $104 million in trading securities consisted of $47 million agency and $57 million non-agency.
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

None of these investments as of June 30, 2026, and December 31, 2025, included any direct investments in subprime lenders or mortgages. We are not aware of material exposure to subprime loans in our alternative investment portfolio as of June 30, 2026, and December 31, 2025.

The following summarizes our investments in fixed maturity AFS securities backed by pools of commercial mortgages (in millions) as of June 30, 2026:

	Multiple Property			Single Property			Total
	Net Amortized Cost	Fair Value		Net Amortized Cost	Fair Value		Net Amortized Cost	Fair Value
Type
CMBS (1)(2)	$2,547	$2,442		$452	$446		$2,999	$2,888

NAIC Designation
1	$2,458	$2,355		$448	$442		$2,906	$2,797
2	89	87		4	4		93	91
3	–	–		–	–		–	–
4	–	–		–	–		–	–
5	–	–		–	–		–	–
6	–	–	–	–	–	–	–	–
Total by NAIC designation (1)(2)(3)	$2,547	$2,442		$452	$446		$2,999	$2,888

Total fixed maturity AFS securities backed by pools of
commercial mortgages as a percentage of total fixed maturity AFS securities	2.9%	3.0%

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
(3) Based upon the rating designations determined and provided by the NAIC.

The following summarizes our investments in ABS within fixed maturity AFS securities (in millions) as of June 30, 2026:

	CLOs			Other			Total
	Net Amortized Cost	Fair Value		Net Amortized Cost	Fair Value		Net Amortized Cost	Fair Value
Type
ABS (1)(2)	$9,565	$9,455		$9,512	$9,443		$19,077	$18,898

NAIC Designation
1	$7,937	$7,827		$7,406	$7,380		$15,343	$15,207
2	1,628	1,628		1,999	1,958		3,627	3,586
3	–	–		58	55		58	55
4	–	–		6	13		6	13
5	–	–		–	–		–	–
6	–	–	–	43	37	–	43	37
Total by NAIC designation (1)(2)(3)	$9,565	$9,455		$9,512	$9,443		$19,077	$18,898

(1) Does not include the amortized cost of trading securities totaling $143 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $143 million in trading securities consisted of $81 million of CLOs and $62 million of Other ABS.
(2) Does not include the fair value of trading securities totaling $140 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $140 million in trading securities consisted of $82 million of CLOs and $58 million of Other ABS.
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

Composition by Industry Categories of our Unrealized Losses on Fixed Maturity AFS Securities

When considering unrealized gain and loss information, it is important to recognize that the information relates to the position of securities at a particular point in time and may not be indicative of the position of our investment portfolios subsequent to the balance sheet date. Further, because the timing of the recognition of realized investment gains and losses through the selection of which securities are sold is largely at management’s discretion, it is important to consider the information provided below within the context of the overall unrealized gain or loss position of our investment portfolios. These are important considerations that should be included in any evaluation of the potential effect of securities in an unrealized loss position on our future earnings. The composition by industry categories of all fixed maturity AFS securities in an unrealized loss position (in millions) as of June 30, 2026, was as follows:

	Net Amortized Cost	% Net Amortized Cost	Gross Unrealized Losses	% Gross Unrealized Losses	Fair Value	% Fair Value
Healthcare	$5,889	7.5%	$1,185	12.7%	$4,704	7.0%
Electric	6,802	8.8%	1,050	11.3%	5,752	8.5%
Technology	4,146	5.4%	560	6.0%	3,586	5.3%
Food and beverage	3,420	4.4%	467	5.0%	2,953	4.4%
Industrial – other	2,141	2.8%	439	4.7%	1,702	2.6%
Local authorities	2,020	2.6%	389	4.2%	1,631	2.4%
Pharmaceuticals	2,284	3.0%	283	3.0%	2,001	2.9%
Banking	4,627	6.0%	267	2.9%	4,360	6.4%
Diversified manufacturing	2,059	2.7%	266	2.9%	1,793	2.6%
ABS	8,523	11.0%	257	2.8%	8,266	12.2%
Natural gas	1,570	2.0%	246	2.6%	1,324	1.9%
Retail	1,490	1.9%	239	2.6%	1,251	1.8%
Chemicals	1,569	2.0%	198	2.1%	1,371	2.0%
Brokerage asset management	1,469	1.9%	196	2.1%	1,273	1.9%
Life insurance	1,327	1.7%	190	2.0%	1,137	1.7%
Property and casualty	1,274	1.6%	181	1.9%	1,093	1.6%
Aerospace and defense	1,287	1.7%	176	1.9%	1,111	1.6%
Transportation Services	1,804	2.3%	176	1.9%	1,628	2.4%
Utility – other	1,087	1.4%	172	1.8%	915	1.3%
Government sponsored	437	0.6%	157	1.7%	280	0.4%
Railroads	815	1.1%	144	1.5%	671	1.0%
Wirelines	908	1.2%	131	1.4%	777	1.1%
Midstream	1,352	1.7%	128	1.4%	1,224	1.8%
Consumer products	828	1.1%	121	1.3%	707	1.0%
Non-agency CMBS	2,318	3.0%	115	1.2%	2,203	3.2%
Wireless	747	1.0%	113	1.2%	634	0.9%
Integrated	602	0.8%	111	1.2%	491	0.7%
Industries with unrealized losses
less than $100 million	14,527	18.8%	1,375	14.7%	13,152	19.4%
Total by industry	$77,322	100.0%	$9,332	100.0%	$67,990	100.0%

Total by industry as a percentage of
total fixed maturity AFS securities	74.6%	100.0%	71.5%

The composition by industry categories of all fixed maturity AFS securities in an unrealized loss position (in millions) as of December 31, 2025, was as follows:

	Net Amortized Cost	% Net Amortized Cost	Gross Unrealized Losses	% Gross Unrealized Losses	Fair Value	% Fair Value
Healthcare	$5,546	8.1%	$1,151	12.8%	$4,395	7.4%
Electric	6,472	9.4%	1,018	11.3%	5,454	9.1%
Technology	3,643	5.3%	537	6.0%	3,106	5.2%
Food and beverage	3,387	4.9%	474	5.3%	2,913	4.9%
Industrial – other	1,973	2.9%	420	4.7%	1,553	2.6%
Local authorities	2,001	2.9%	392	4.4%	1,609	2.7%
Pharmaceuticals	2,056	3.0%	273	3.0%	1,783	3.0%
Diversified manufacturing	2,027	3.0%	261	2.9%	1,766	3.0%
Banking	3,660	5.3%	253	2.8%	3,407	5.7%
Natural gas	1,466	2.1%	241	2.7%	1,225	2.1%
Retail	1,414	2.1%	219	2.4%	1,195	2.0%
ABS	6,658	9.7%	214	2.4%	6,444	10.8%
Chemicals	1,602	2.3%	214	2.4%	1,388	2.3%
Property and casualty	1,219	1.8%	183	2.0%	1,036	1.7%
Brokerage asset management	1,418	2.1%	183	2.0%	1,235	2.1%
Life insurance	1,207	1.8%	178	2.0%	1,029	1.7%
Transportation services	1,752	2.5%	169	1.9%	1,583	2.7%
Aerospace and defense	1,139	1.7%	168	1.9%	971	1.6%
Utility – other	945	1.4%	166	1.8%	779	1.3%
Government-sponsored	443	0.6%	150	1.7%	293	0.5%
Railroads	808	1.2%	143	1.6%	665	1.1%
Wirelines	844	1.2%	142	1.5%	702	1.2%
Midstream	1,195	1.7%	128	1.4%	1,067	1.8%
Consumer products	754	1.1%	112	1.2%	642	1.1%
Wireless	742	1.1%	107	1.2%	635	1.1%
Integrated	542	0.8%	105	1.2%	437	0.7%
Non-agency CMBS	1,619	2.4%	98	1.1%	1,521	2.4%
Industries with unrealized losses
less than $100 million	12,135	17.6%	1,300	14.4%	10,835	18.2%
Total by industry	$68,667	100.0%	$8,999	100.0%	$59,668	100.0%

Total by industry as a percentage of
total fixed maturity AFS securities	67.8%	100.0%	63.9%

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of June 30, 2026
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$17,596	$5,740	$23,336	99.0%
Delinquent (1)	68	81	149	0.6%
Foreclosure	3	95	98	0.4%
Total mortgage loans on real estate before allowance	17,667	5,916	23,583	100.0%
Allowance for credit losses	(111)	(66)	(177)
Total mortgage loans on real estate	$17,556	$5,850	$23,406

	As of December 31, 2025
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$17,611	$4,864	$22,475	99.2%
Delinquent (1)	29	60	89	0.4%
Foreclosure	–	90	90	0.4%
Total mortgage loans on real estate before allowance	17,640	5,014	22,654	100.0%
Allowance for credit losses	(113)	(69)	(182)
Total mortgage loans on real estate	$17,527	$4,945	$22,472

(1) Includes certain mortgage loans on real estate that support our modified coinsurance agreements, where the investment results are passed directly to the reinsurers. As of June 30, 2026, and December 31, 2025, the fair value of such commercial mortgage loans on real estate that were in delinquent status was $20 million.

As of June 30, 2026, there were specifically identified impaired commercial and residential mortgage loans with an aggregate carrying value of $48 million and $86 million, respectively, or less than 1% of total mortgage loans on real estate. As of December 31, 2025, there were specifically identified impaired commercial and residential mortgage loans with an aggregate carrying value of $67 million and $85 million, respectively, or less than 1% of total mortgage loans on real estate.

The total outstanding principal and interest on commercial mortgage loans that were two or more payments delinquent, excluding foreclosures, as of June 30, 2026, and December 31, 2025, was $76 million and $40 million, respectively, or less than 1% of total mortgage loans on real estate. The total outstanding principal and interest on residential mortgage loans that were three or more payments delinquent, excluding foreclosures, as of June 30, 2026, and December 31, 2025, was $79 million and $58 million, respectively, or less than 1% of total mortgage loans on real estate.

The carrying value of mortgage loans on real estate by business segment and Other Operations (in millions) was as follows:

	As of June 30, 2026	As of December 31, 2025
Segment
Annuities	$11,216	$10,181
Life Insurance	3,306	3,327
Group Protection	1,672	1,650
Retirement Plan Services	5,227	5,332
Other Operations	1,985	1,982
Total mortgage loans on real estate	$23,406	$22,472

The composition of commercial mortgage loans (in millions) by property type, geographic region and state is shown below as of June 30, 2026:

	Carrying Value	%		Carrying Value	%
Property Type			State
Industrial	$5,283	30.1%	CA	$4,739	27.0%
Apartment	5,102	29.1%	TX	1,950	11.1%
Office building	3,054	17.3%	FL	941	5.4%
Retail	2,895	16.5%	PA	872	5.0%
Other commercial	946	5.4%	NY	848	4.8%
Mixed use	174	1.0%	AZ	762	4.3%
Hotel/motel	102	0.6%	WA	669	3.8%
Total	$17,556	100.0%	MD	640	3.6%
Geographic Region			GA	632	3.6%
Pacific	5,723	32.5%	NC	598	3.4%
South Atlantic	3,731	21.3%	TN	535	3.0%
Middle Atlantic	2,188	12.5%	UT	505	2.9%
West South Central	2,088	11.9%	NJ	468	2.7%
Mountain	1,548	8.8%	VA	371	2.1%
East North Central	951	5.4%	OR	315	1.8%
East South Central	631	3.6%	SC	311	1.8%
West North Central	352	2.0%	WI	280	1.6%
New England	344	2.0%	All other states	2,120	12.1%
Total	$17,556	100.0%	Total	$17,556	100.0%
The composition of commercial mortgage loans (in millions) by property type, geographic region and state is shown below as of December 31, 2025:

	Carrying Value	%		Carrying Value	%
Property Type			State
Apartment	$5,362	30.6%	CA	$4,828	27.5%
Industrial	5,202	29.7%	TX	1,785	10.2%
Office building	3,017	17.2%	FL	924	5.3%
Retail	2,828	16.1%	PA	879	5.0%
Other commercial	853	4.9%	AZ	865	4.9%
Mixed use	162	0.9%	NY	852	4.9%
Hotel/motel	103	0.6%	WA	658	3.9%
Total	$17,527	100.0%	MD	643	3.7%
Geographic Region			GA	632	3.6%
Pacific	5,798	33.1%	NC	571	3.3%
South Atlantic	3,631	20.6%	TN	517	2.9%
Middle Atlantic	2,152	12.3%	UT	439	2.5%
West South Central	1,925	11.0%	NJ	421	2.4%
Mountain	1,591	9.1%	VA	385	2.2%
East North Central	1,053	6.0%	OH	316	1.8%
East South Central	615	3.5%	OR	312	1.8%
West North Central	414	2.4%	IL	301	1.7%
New England	348	2.0%	All other states	2,199	12.4%
Total	$17,527	100.0%	Total	$17,527	100.0%

The following table shows the principal amount (in millions) of our commercial and residential mortgage loans by year in which the principal is contractually obligated to be repaid:

	As of June 30, 2026
	Commercial	Residential	Total	%
Principal Repayment Year
2026	$693	$439	$1,132	4.8%
2027	1,858	564	2,422	10.3%
2028	2,210	86	2,296	9.8%
2029	2,083	69	2,152	9.2%
2030	1,869	77	1,946	8.3%
2031 and thereafter	8,991	4,544	13,535	57.6%
Total	$17,704	$5,779	$23,483	100.0%

See Note 3 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for credit losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Annuities	$1	$3	$4	$6
Life Insurance	47	94	168	163
Group Protection	2	2	4	3
Retirement Plan Services	2	2	5	4
Total (1)	$52	$101	$181	$176

(1) Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses, not including alternative investments that support reinsurance funds withheld and modified coinsurance agreements where the investment results are passed directly to the reinsurers.

As of June 30, 2026, and December 31, 2025, alternative investments included investments in 375 and 384 different partnerships, respectively, and the portfolio represented approximately 3% of total investments. These amounts do not include alternative investments that support funds withheld and modified coinsurance reinsurance agreements where the investment results are passed directly to the reinsurers. The partnerships do not represent off-balance sheet financing and generally involve several third-party partners. Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and are not material to our liquidity. Alternative investments are accounted for using the equity method of accounting and are included in other investments on the Consolidated Balance Sheets.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net Investment Income
Fixed maturity AFS securities	$1,141	$1,069	$2,257	$2,128
Trading securities	20	25	40	51
Equity securities	5	3	8	5
Mortgage loans on real estate	282	260	554	510
Policy loans	26	25	53	51
Cash and invested cash	76	50	155	109
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	10	5	15	7
Other investments (2)	114	128	246	234
Investment income	1,674	1,565	3,328	3,095
Investment expense	(49)	(94)	(98)	(161)
Net investment income	$1,625	$1,471	$3,230	$2,934

(1) See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2) Includes primarily investment income on alternative investments. See “Alternative Investments” above for additional information.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest Rate Yield
Fixed maturity AFS securities, mortgage loans on
real estate and other, net of investment expenses	4.34%	4.08%	4.24%	4.11%
Commercial mortgage loan prepayment and
bond make-whole premiums	0.03%	0.02%	0.02%	0.01%
Other investments	0.33%	0.39%	0.35%	0.35%
Net investment income yield on invested assets	4.70%	4.49%	4.61%	4.47%

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

Consolidated Sources and Uses of Liquidity and Capital

Our primary sources of liquidity and capital are insurance premiums and fees, investment income, maturities and sales of investments, issuance of debt or other types of securities and policyholder deposits. We also have access to alternative sources of liquidity as discussed below. Our primary uses are to pay obligations under insurance policies and contracts, to fund commissions and other general operating expenses, to purchase investments, to fund policy surrenders and withdrawals, to pay dividends to our common and preferred stockholders, to repurchase our common stock and to repay debt. Our operating activities provided (used) cash of $(420) million and $741 million for the six months ended June 30, 2026 and 2025, respectively. Cash flows from operating activities will fluctuate based on the timing of insurance premiums received and benefit payments to policyholders, as well as other business activities including cash payments on certain derivatives used to hedge exposure to product-related risks.

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

Details underlying the primary sources of the holding company’s liquidity (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Cash Dividends and Return of Capital from Subsidiaries
The Lincoln National Life Insurance Company	$310	$170	$580	$400
Total cash dividends and return of capital from subsidiaries	$310	$170	$580	$400

Interest from Subsidiaries
Interest on inter-company notes	$33	$34	$64	$69

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

Our insurance subsidiaries’ regulatory capital levels are affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. For instance, our term products and UL products containing secondary guarantees subject to the NAIC RBC framework require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”) and Actuarial Guideline XXXVIII (“AG38”), respectively. Our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives or reinsurance subsidiaries. Our captive reinsurance and reinsurance subsidiaries provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner and free up capital the insurance subsidiaries can use for any number of purposes, including paying dividends to the holding company. We use long-dated letters of credit (“LOCs”), debt financing, excess of loss structures with third-party reinsurers, as well as other financing strategies to finance certain reserves. For information on the LOCs, see LOCs in Note 13 in our 2025 Form 10-K. Our captive reinsurance and reinsurance subsidiaries have also issued long-term notes of $3.0 billion to finance a portion of the excess reserves associated with our term and UL products with secondary guarantees as of June 30, 2026; of this amount, $2.5 billion involve exposure to variable interest entities. For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 4 in our 2025 Form 10-K. We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees. LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.

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

For the three and six months ended June 30, 2025, LNC made $805 million in cash capital contributions to subsidiaries, including $800 million to LNL using proceeds from the Bain Capital transaction. For more information on the Bain Capital transaction, see
“Issuance of Common Stock” below and Note 15 herein.

LNC made $5 million in cash capital contributions to subsidiaries for the three and six months ended June 30, 2026.

Debt

Although our subsidiaries currently generate adequate cash flow to meet the needs of our normal operations, periodically LNC may issue debt to maintain ratings and increase liquidity, as well as to fund internal growth, acquisitions and the retirement of its debt. Details underlying our debt activities (in millions) for the six months ended June 30, 2026, were as follows:

	Beginning Balance	Issuances	Maturities, Repayments and Refinancing	Change in Fair Value Hedges	Other Changes (1)	Ending Balance
Short-Term Debt
Current maturities of long-term debt (2)	$400	$–	$–	$–	$–	$400

Long-Term Debt
Senior notes	4,728	–	–	2	2	4,732
Term loans (3)	150	250	(150)	–	–	250
Subordinated notes	801	500	–	–	(5)	1,296
Capital securities	187	–	–	–	–	187
Total long-term debt	$5,866	$750	$(150)	$2	$(3)	$6,465

(1) Includes the non-cash reclassification of long-term debt to current maturities of long-term debt, premium (discount) associated with debt issuances, accretion (amortization) of discounts and premiums, amortization of debt issuance costs and amortization of adjustments from discontinued hedges, as applicable.
(2) As of June 30, 2026, consisted of $400 million principal amount of our 3.625% Senior Notes due December 12, 2026.
(3) On March 30, 2026, we refinanced our $150 million term loan due 2027 into a $250 million term loan due March 30, 2031.

On June 29, 2026, we completed the issuance and sale of $500 million aggregate principal amount of our 6.800% Subordinated Notes due July 15, 2056. We intend to use the net proceeds from the offering for general corporate purposes, which may include the repurchase and/or redemption of shares of our outstanding Series C and/or Series D preferred stock, both of which will be redeemable at their stated value on or after December 1, 2027. For more information about our preferred stock, see Note 18 in our 2025 Form 10-K.

LNC made interest payments to service debt to third parties of $76 million and $156 million for the three and six months ended June 30, 2026, respectively, compared to $77 million and $160 million for the three and six months ended June 30, 2025.

For additional information about our short-term and long-term debt and our credit facility, see Note 12 herein and Note 13 in our 2025 Form 10-K.

Preferred Stock

Details underlying preferred stock dividends paid (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Series C preferred stock dividends	$–	$–	$23	$23
Series D preferred stock dividends	11	11	23	23
Total preferred stock dividends	$11	$11	$46	$46

For additional information on preferred stock, see Note 15 herein and Note 18 in our 2025 Form 10-K.

Issuance of Common Stock

On June 5, 2025, we closed our stock sale transaction pursuant to the Purchase Agreement with Bain Capital Prairie, LLC, a newly formed subsidiary of Bain Capital, under which we agreed to sell shares representing 9.9% of our outstanding common stock on a post-issuance basis to the Buyer. Under the final terms, we sold approximately 18.8 million shares of our common stock for aggregate consideration of $825 million. For additional information on the Bain Capital transaction, see Note 15.

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

Details underlying return of capital to common stockholders (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Dividends to common stockholders	$86	$77	$172	$154
Repurchase of common stock	–	–	–	–
Total cash returned to common stockholders	$86	$77	$172	$154

Alternative Sources of Liquidity

Inter-Company Cash Management Program

To meet short-term liquidity needs that arise in the ordinary course of business, we utilize an inter-company cash management program between LNC and participating subsidiaries whereby participating subsidiaries can borrow cash from or lend cash to LNC. Loans under the inter-company cash management program are permitted under applicable insurance laws subject to certain restrictions. For our

Indiana-domiciled insurance subsidiary, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC. As of June 30, 2026, LNC had $148 million of outstanding borrowings from the cash management program related primarily to liquidity management and had no outstanding lending into the cash management program.

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

Federal Home Loan Bank

Our primary insurance subsidiary, LNL, is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans as an alternative source of liquidity, and to issue funding agreements, both of which are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of June 30, 2026, LNL had a Board-approved maximum borrowing capacity of $7.0 billion under the FHLBI facility with no outstanding liquidity borrowings and $1.6 billion of outstanding funding agreements. Liquidity borrowings are reported within payables for collateral on investments and funding agreements are reported within policyholder account balances on the Consolidated Balance Sheets. Lincoln Life & Annuity Company of New York (“LLANY”) is a member of the Federal Home Loan Bank of New York (“FHLBNY”) with a Board-approved maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of June 30, 2026, LLANY had no outstanding borrowings under this facility. For additional information on borrowings under this facility, see “Payables for Collateral on Investments” in Note 3. For additional information on funding agreements issued to FHLBI, see Note 10.

Repurchase Agreements and Securities Lending Programs

Our insurance and reinsurance subsidiaries had access to $2.6 billion through committed repurchase agreements, of which none was utilized as of June 30, 2026. Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can also access liquidity through securities lending programs and uncommitted repurchase agreements. As of June 30, 2026, our insurance subsidiaries had securities pledged under securities lending agreements with a carrying value of $181 million, and none pledged under uncommitted repurchase agreements. For additional information, see “Payables for Collateral on Investments” in Note 3.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net collateral payable position) and posted with counterparties (when we are in a net collateral receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of June 30, 2026, we were in a net collateral payable position of $9.0 billion. In the event of adverse changes in fair value of our derivative instruments, we may need to return, post or pledge collateral to counterparties. If we do not have sufficient high quality securities or cash to provide as collateral to counterparties, we have alternative sources of liquidity. In addition to the liquidity from repurchase agreements and FHLB facilities discussed above, we also have a five-year revolving credit facility discussed in Note 12 herein. For additional information, see “Credit Risk” in Note 5.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the consolidated civil actions captioned EFG Bank AG, Cayman Branch, et al. v. The Lincoln National Life Insurance Company; Brighton Trustees, LLC, et al. v. The Lincoln National Life Insurance Company; and Ryan K. Crayne, on behalf of and as trustee for Carlton Peak Trust v. The Lincoln National Life Insurance Company, previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”) and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. The parties fully executed a final settlement agreement and release dated May 19, 2026, in settlement of all claims in all three cases. The cases were dismissed by stipulation on May 22, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following summarizes purchases of equity securities by the Company during the quarter ended June 30, 2026 (dollars in millions, except per share data):

			(c) Total Number	(d) Approximate Dollar
	(a) Total		of Shares	Value of Shares
	Number	(b) Average	Purchased as Part of	that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs (1)	Plans or Programs (1)
4/1/26 – 4/30/26	–	$–	–	$714

5/1/26 – 5/31/26	–	–	–	714

6/1/26 – 6/30/26	–	–	–	714

(1) On November 10, 2021, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.5 billion. As of June 30, 2026, our remaining security repurchase authorization was $714 million. The security repurchase authorization does not have an expiration date. The amount and timing of share repurchases depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital. Our stock repurchases may be effected from time to time through open market purchases or in privately negotiated transactions and may be made pursuant to an accelerated share repurchase agreement or Rule 10b5-1 plan.

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 130, which is incorporated herein by reference.

LINCOLN NATIONAL CORPORATION
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended June 30, 2026

4.1
Third Supplemental Subordinated Indenture, dated as of June 29, 2026, to Subordinated Indenture, dated as of August 11, 2021, between the Company and The Bank of New York Mellon, as trustee, is incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 1-6028) filed with the Securities and Exchange Commission (“SEC”) on June 29, 2026.

4.2
Form of 6.800% Fixed-to-Fixed Reset Rate Subordinated Note due 2056 (included in the Third Supplemental Subordinated Indenture, dated as of June 29, 2026) is incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (File No. 1-6028) filed with the SEC on June 29, 2026.

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
Dated: July 30, 2026