Form 10-Q
period 2026-09-30
LINCOLN NATIONAL CORP
filed 2026-11-05
CIK 59558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
OR
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
Yes ☐   No  ☒

As of October 30, 2026, there were 190,423,066 shares of the registrant’s common stock outstanding.
—————————————————————————————————————————————————————

Lincoln National Corporation

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
LINCOLN NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of	As of
	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Investments:
Fixed maturity available-for-sale securities, at fair value (amortized cost:
2026 - $103,656; 2025 - $101,462 allowance for credit losses: 2026 - $132; 2025 - $110)	$91,075	$93,448
Trading securities	1,376	1,676
Equity securities	451	636
Mortgage loans on real estate, net of allowance for credit losses
(portion at fair value: 2026 - $187; 2025 - $199)	24,644	22,472
Policy loans	2,592	2,626
Derivative investments	9,752	9,945
Other investments	9,401	8,105
Total investments	139,291	138,908
Cash and invested cash	9,791	9,502
Deferred acquisition costs, value of business acquired and deferred sales inducements	12,968	12,827
Reinsurance recoverables, net of allowance for credit losses	26,008	28,012
Deposit assets, net of allowance for credit losses	33,449	33,690
Market risk benefit assets	5,433	4,753
Accrued investment income	1,223	1,122
Goodwill	1,144	1,144
Other assets	7,179	7,154
Separate account assets	182,209	180,092
Total assets	$418,695	$417,204
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Policyholder account balances	$140,342	$136,245
Future contract benefits	40,704	42,077
Funds withheld reinsurance liabilities	15,469	17,922
Market risk benefit liabilities	660	1,118
Deferred front-end loads	8,283	7,586
Payables for collateral on investments	8,311	7,954
Short-term debt	–	400
Long-term debt	6,440	5,866
Other liabilities	6,853	7,038
Separate account liabilities	182,209	180,092
Total liabilities	409,271	406,298
Contingencies and Commitments (See Note 14)
Stockholders’ Equity
Preferred stock – 10,000,000 shares authorized:
Series C preferred stock – 20,000 shares authorized; 9,363 and 20,000 shares
issued and outstanding as of September 30, 2026, and December 31, 2025, respectively	231	493
Series D preferred stock – 20,000 shares authorized; 13,146 and 20,000 shares
issued and outstanding as of September 30, 2026, and December 31, 2025, respectively	324	493
Common stock – 800,000,000 shares authorized; 190,420,659 and 190,051,477 shares
issued and outstanding as of September 30, 2026, and December 31, 2025, respectively	5,602	5,592
Retained earnings	10,545	8,386
Accumulated other comprehensive income (loss)	(7,278)	(4,058)
Total stockholders’ equity	9,424	10,906
Total liabilities and stockholders’ equity	$418,695	$417,204
See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Insurance premiums	$1,665	$1,637	$5,053	$4,995
Fee income	1,416	1,392	4,199	4,113
Net investment income	1,724	1,544	4,955	4,478
Realized gain (loss)	442	(216)	502	(847)
Other revenues	234	198	619	551
Total revenues	5,481	4,555	15,328	13,290
Expenses
Benefits	2,039	1,926	6,014	5,988
Policyholder liability remeasurement (gain) loss	36	1	(64)	(146)
Interest credited	1,062	954	3,084	2,759
Market risk benefit (gain) loss	(1,017)	(343)	(1,490)	10
Commissions and other expenses	1,536	1,414	4,398	4,110
Interest and debt expense	90	79	254	146
Total expenses	3,746	4,031	12,196	12,867
Income (loss) before taxes	1,735	524	3,132	423
Federal income tax expense (benefit)	336	79	573	–
Net income (loss)	1,399	445	2,559	423
Other comprehensive income (loss), net of tax:
Unrealized investment gain (loss)	(2,693)	820	(3,351)	1,671
Market risk benefit non-performance risk gain (loss)	(355)	(172)	(317)	(204)
Policyholder liability discount rate remeasurement gain (loss)	348	(95)	448	(270)
Foreign currency translation adjustment	–	(3)	(2)	11
Funded status of employee benefit plans	–	3	2	(11)
Total other comprehensive income (loss), net of tax	(2,700)	553	(3,220)	1,197
Comprehensive income (loss)	$(1,301)	$998	$(661)	$1,620

Net Income (Loss) Available to Common Stockholders
Net income (loss)	$1,399	$445	$2,559	$423
Preferred stock dividends declared	(34)	(34)	(80)	(80)
Preferred stock repurchase premium	(36)	–	(36)	–
Net income (loss) available to common stockholders	$1,329	$411	$2,443	$343

Net Income (Loss) Per Common Share
Basic	$6.90	$2.15	$12.69	$1.90
Diluted	6.77	2.12	12.42	1.87

Cash Dividends Declared Per Common Share	$0.45	$0.45	$1.35	$1.35

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Preferred Stock
Balance as of beginning-of-period	$986	$986	$986	$986
Repurchase of Series C preferred stock	(262)	–	(262)	–
Repurchase of Series D preferred stock	(169)	–	(169)	–
Balance as of end-of-period	555	986	555	986

Common Stock
Balance as of beginning-of-period	5,619	5,545	5,592	4,674
Issuance of common stock	–	–	–	825
Retirement of common stock/cancellation of shares	(33)	–	(33)	–
Stock compensation/issued for benefit plans	16	29	43	75
Balance as of end-of-period	5,602	5,574	5,602	5,574

Retained Earnings
Balance as of beginning-of-period	9,322	7,409	8,386	7,645
Net income (loss)	1,399	445	2,559	423
Preferred stock dividends declared	(34)	(34)	(80)	(80)
Preferred stock repurchase premium	(36)	–	(36)	–
Retirement of common stock	(17)	–	(17)	–
Common stock dividends declared	(89)	(89)	(267)	(257)
Balance as of end-of-period	10,545	7,731	10,545	7,731

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-period	(4,578)	(4,392)	(4,058)	(5,036)
Other comprehensive income (loss), net of tax	(2,700)	553	(3,220)	1,197
Balance as of end-of-period	(7,278)	(3,839)	(7,278)	(3,839)
Total stockholders’ equity as of end-of-period	$9,424	$10,452	$9,424	$10,452

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net income (loss)	$2,559	$423
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Realized (gain) loss	(502)	847
Market risk benefit (gain) loss	(1,490)	10
Sales and maturities (purchases) of trading securities, net	273	653
Early extinguishment of debt (gain) loss	–	(94)
Change in:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads	562	482
Accrued investment income	(79)	(48)
Insurance liabilities and reinsurance-related balances	(1,104)	(2,206)
Accrued expenses	3	16
Federal income tax accruals	555	(56)
Other	(322)	(427)
Net cash provided by (used in) operating activities	455	(400)
Cash Flows from Investing Activities
Purchases of available-for-sale securities and equity securities	(19,659)	(10,935)
Sales and maturities of available-for-sale securities and equity securities	17,450	9,751
Purchases of other investments	(1,366)	(1,556)
Sales and repayments of other investments	714	858
Issuance of mortgage loans on real estate	(5,176)	(2,732)
Repayment and maturities of mortgage loans on real estate	2,454	1,705
Repayment (issuance) of policy loans, net	34	(108)
Net change in collateral on investments, certain derivatives and related settlements	3,464	2,801
Other	85	116
Net cash provided by (used in) investing activities	(2,000)	(100)
Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(550)	(300)
Issuance of long-term debt, net of issuance costs	744	–
Payment related to early extinguishment of debt	–	(421)
Payment related to sale-leaseback transactions	(3)	(5)
Proceeds from certain financing arrangements	–	33
Payment related to certain financing arrangements	(89)	(98)
Policyholder account balances:
Deposits	15,525	15,394
Withdrawals	(11,222)	(9,256)
Transfers from (to) separate accounts, net	(1,696)	(490)
Repurchase of preferred stock	(431)	–
Preferred stock repurchase premium	(32)	–
Dividends paid to preferred stockholders	(80)	(80)
Issuance of common stock	–	825
Common stock issued for benefit plans	(24)	4
Repurchase of common stock	(50)	–
Dividends paid to common stockholders	(258)	(239)
Net cash provided by (used in) financing activities	1,834	5,367
Net increase (decrease) in cash and invested cash	289	4,867
Cash and invested cash as of beginning-of-year	9,502	5,801
Cash and invested cash as of end-of-period	$9,791	$10,668

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Interim results for the nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026. All material inter-company accounts and transactions have been eliminated in consolidation.

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

The variable annuities level of aggregation includes RILA products, which are indexed variable annuities. The fixed annuities level of aggregation represents deferred fixed annuities. We have excluded amounts reported in Other Operations from our disaggregated disclosures that are attributable to the indemnity reinsurance agreements with Protective Life Insurance Company (“Protective”) and Swiss Re Life & Health America, Inc. (“Swiss Re”) as these contracts are fully reinsured, run-off institutional pension business in the form of group annuities and the results of certain disability income business.

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

3. Investments

Fixed Maturity AFS Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of fixed maturity available-for-sale (“AFS”) securities (in millions) were as follows:

	As of September 30, 2026
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$72,756	$233	$11,293	$36	$61,660
U.S. government bonds	1,006	1	79	–	928
State and municipal bonds	2,292	2	509	–	1,785
Foreign government bonds	237	9	63	–	183
RMBS	2,088	24	239	7	1,866
CMBS	3,170	1	180	3	2,988
ABS	21,898	51	406	85	21,458
Hybrid and redeemable preferred securities	209	8	9	1	207
Total fixed maturity AFS securities	$103,656	$329	$12,778	$132	$91,075

	As of December 31, 2025
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Fair Value
		Gains	Losses
Fixed maturity AFS securities:
Corporate bonds	$76,318	$834	$8,054	$53	$69,045
U.S. government bonds	892	9	32	–	869
State and municipal bonds	2,514	18	385	–	2,147
Foreign government bonds	261	16	51	–	226
RMBS	2,237	45	154	6	2,122
CMBS	2,586	15	99	–	2,502
ABS	16,412	137	217	50	16,282
Hybrid and redeemable preferred securities	242	21	7	1	255
Total fixed maturity AFS securities	$101,462	$1,095	$8,999	$110	$93,448

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of September 30, 2026, were as follows:

	Amortized Cost	Fair Value
Due in one year or less	$3,686	$3,632
Due after one year through five years	16,463	15,755
Due after five years through ten years	14,096	13,101
Due after ten years	42,255	32,275
Subtotal	76,500	64,763
Structured securities (RMBS, CMBS, ABS)	27,156	26,312
Total fixed maturity AFS securities	$103,656	$91,075

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

The fair value and gross unrealized losses of fixed maturity AFS securities (dollars in millions) for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of September 30, 2026
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$29,184	$4,058	$26,528	$7,235	$55,712	$11,293
U.S. government bonds	786	64	64	15	850	79
State and municipal bonds	872	210	845	299	1,717	509
Foreign government bonds	12	3	113	60	125	63
RMBS	955	77	733	162	1,688	239
CMBS	1,820	77	901	103	2,721	180
ABS	9,227	199	2,575	207	11,802	406
Hybrid and redeemable
preferred securities	89	4	52	5	141	9
Total fixed maturity AFS securities	$42,945	$4,692	$31,811	$8,086	$74,756	$12,778

Total number of fixed maturity AFS securities in an unrealized loss position						8,021

	As of December 31, 2025
	Less Than or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)
Fixed maturity AFS securities:
Corporate bonds	$16,727	$3,366	$31,404	$4,688	$48,131	$8,054
U.S. government bonds	427	27	36	5	463	32
State and municipal bonds	582	166	995	219	1,577	385
Foreign government bonds	10	2	135	49	145	51
RMBS	345	39	838	115	1,183	154
CMBS	577	19	956	80	1,533	99
ABS	3,453	37	3,107	180	6,560	217
Hybrid and redeemable
preferred securities	22	2	54	5	76	7
Total fixed maturity AFS securities	$22,143	$3,658	$37,525	$5,341	$59,668	$8,999

Total number of fixed maturity AFS securities in an unrealized loss position						6,089

(1)    As of September 30, 2026, and December 31, 2025, we recognized $8 million and $12 million of gross unrealized losses, respectively, in other comprehensive income (loss) (“OCI”) for fixed maturity AFS securities for which an allowance for credit losses has been recorded.

The fair value, gross unrealized losses (in millions) and number of fixed maturity AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of September 30, 2026
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$7,114	$2,329	913
Six months or greater, but less than nine months	1,731	708	339
Nine months or greater, but less than twelve months	422	209	113
Twelve months or greater	5,398	3,245	913
Total	$14,665	$6,491	2,278

	As of December 31, 2025
	Fair Value	Gross Unrealized Losses	Number of Securities (1)
Less than six months	$2,355	$839	445
Six months or greater, but less than nine months	351	163	65
Nine months or greater, but less than twelve months	302	119	99
Twelve months or greater	5,214	2,195	902
Total	$8,222	$3,316	1,511

(1)    We may reflect a security in more than one aging category based on various purchase dates.

Our gross unrealized losses on fixed maturity AFS securities increased by $3.8 billion for the nine months ended September 30, 2026. As discussed further below, we do not believe the unrealized loss position as of September 30, 2026, required an impairment recognized in earnings as: (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. Based upon this evaluation as of September 30, 2026, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums, fee income and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our impaired securities.

As of September 30, 2026, the unrealized losses associated with our corporate bond, U.S. government bond, state and municipal bond and foreign government bond securities were attributable primarily to rising interest rates and widening credit spreads since purchase. We performed a detailed analysis of the financial performance of the underlying issuers and determined that we expected to recover the entire amortized cost of each impaired security.

Credit ratings express opinions about the credit quality of a security. Securities rated investment grade (those rated BBB- or higher by S&P Global Ratings (“S&P”) or Baa3 or higher by Moody’s Investors Service (“Moody’s”)) are generally considered by the rating agencies and market participants to be low credit risk. As of September 30, 2026, and December 31, 2025, 96% of the fair value of our corporate bond portfolio was rated investment grade. As of September 30, 2026, and December 31, 2025, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $2.7 billion and $3.1 billion, respectively, and a fair value of $2.5 billion and $2.9 billion, respectively. Based upon the analysis discussed above, we believe that as of September 30, 2026, and December 31, 2025, we would have recovered the amortized cost of each corporate bond.

As of September 30, 2026, the unrealized losses associated with our mortgage-backed securities and asset-backed securities (“ABS”) were attributable primarily to rising interest rates and widening credit spreads since purchase. We assessed for credit impairment using a cash flow model that incorporates key assumptions including default rates, severities and prepayment rates. We estimated losses for a security by forecasting the underlying loans in each transaction. The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable. Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts and other independent market data. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost of each impaired security.

As of September 30, 2026, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of underlying issuers. For our hybrid and redeemable preferred securities, we evaluated the financial performance of the underlying issuers based upon credit performance and investment ratings and determined that we expected to recover the entire amortized cost of each impaired security.

Credit Loss Impairment on Fixed Maturity AFS Securities

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require an allowance for credit losses. Changes in the allowance for credit losses on fixed maturity AFS securities (in millions), aggregated by investment category, were as follows:

	As of or For the Three Months Ended September 30, 2026
	Corporate Bonds	RMBS	CMBS	ABS	Hybrids	Total
Balance as of beginning-of-period	$45	$6	$3	$84	$1	$139
Additions from purchases of PCD debt securities (1)	–	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	4	–	–	–	–	4
Additions (reductions) for securities for which
credit losses were previously recognized	13	1	–	1	–	15
Reductions for disposed securities	(1)	–	–	–	–	(1)
Reductions for securities charged off	(25)	–	–	–	–	(25)
Balance as of end-of-period (2)	$36	$7	$3	$85	$1	$132

	As of or For the Nine Months Ended September 30, 2026
	Corporate Bonds	RMBS	CMBS	ABS	Hybrids	Total
Balance as of beginning-of-year	$53	$6	$–	$50	$1	$110
Additions from purchases of PCD debt securities (1)	–	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	14	–	3	–	–	17
Additions (reductions) for securities for which
credit losses were previously recognized	26	1	–	37	–	64
Reductions for disposed securities	(4)	–	–	(2)	–	(6)
Reductions for securities charged off	(53)	–	–	–	–	(53)
Balance as of end-of-period (2)	$36	$7	$3	$85	$1	$132

	As of or For the Three Months Ended September 30, 2025
	Corporate Bonds	RMBS	CMBS	ABS	Hybrids	Total
Balance as of beginning-of-period	$36	$5	$–	$43	$1	$85
Additions from purchases of PCD debt securities (1)	–	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	14	–	–	–	–	14
Additions (reductions) for securities for which
credit losses were previously recognized	5	1	–	(1)	–	5
Reductions for disposed securities	–	–	–	(1)	–	(1)
Reductions for securities charged off	(6)	–	–	–	–	(6)
Balance as of end-of-period (2)	$49	$6	$–	$41	$1	$97

	As of or For the Nine Months Ended September 30, 2025
	Corporate Bonds	RMBS	CMBS	ABS	Hybrids	Total
Balance as of beginning-of-year	$14	$7	$–	$24	$1	$46
Additions from purchases of PCD debt securities (1)	–	–	–	–	–	–
Additions for securities for which credit losses were
not previously recognized	31	–	–	12	–	43
Additions (reductions) for securities for which
credit losses were previously recognized	17	(1)	–	7	–	23
Reductions for disposed securities	–	–	–	(1)	–	(1)
Reductions for securities charged off	(13)	–	–	(1)	–	(14)
Balance as of end-of-period (2)	$49	$6	$–	$41	$1	$97

(1)    Represents purchased credit-deteriorated (“PCD”) fixed maturity AFS securities.
(2)    As of September 30, 2026 and 2025, accrued investment income on fixed maturity AFS securities totaled $977 million and $920 million, respectively, and was excluded from the estimate of credit losses.

Losses from debt instrument modifications were $2 million and $3 million for the three months ended September 30, 2026 and 2025, respectively, and $5 million and $21 million for the nine months ended September 30, 2026 and 2025, respectively, reported in realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

Mortgage Loans on Real Estate

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of September 30, 2026			As of December 31, 2025
	Commercial	Residential	Total	Commercial	Residential	Total
Current	$17,736	$6,538	$24,274	$17,636	$4,628	$22,264
30 to 59 days past due	5	108	113	1	93	94
60 to 89 days past due	42	38	80	5	34	39
90 or more days past due	41	224	265	35	144	179
Allowance for credit losses	(130)	(77)	(207)	(113)	(69)	(182)
Unamortized premium (discount)	(7)	164	157	(4)	115	111
Mark-to-market gains (losses) (1)	(33)	(5)	(38)	(33)	–	(33)
Total carrying value	$17,654	$6,990	$24,644	$17,527	$4,945	$22,472

(1)    Represents the mark-to-market on certain mortgage loans on real estate that support our modified coinsurance agreements, where the investment results are passed directly to the reinsurers, and for which we have elected the fair value option (“FVO”). As of September 30, 2026 and December 31, 2025, the amortized cost and fair value of such mortgage loans on real estate that were in nonaccrual status were $30 million and $20 million, respectively. As of September 30, 2026, and December 31, 2025, there were no such mortgage loans on real estate that were more than 90 days past due and still accruing interest. For additional information, see “Fair Value Option” in Note 13.

The amortized cost of mortgage loans on real estate on nonaccrual status (in millions) was as follows, excluding certain mortgage loans on real estate that support our modified coinsurance agreements where the investment results are passed directly to the reinsurers:

	As of September 30, 2026	As of December 31, 2025
Commercial mortgage loans on real estate	$53	$5
Residential mortgage loans on real estate	190	148
Total	$243	$153

We use loan-to-value (“LTV”) and debt-service coverage ratios as credit quality indicators for our commercial mortgage loans on real estate. The amortized cost of commercial mortgage loans on real estate (dollars in millions) by year of origination and credit quality indicator was as follows:

	As of September 30, 2026
	LTV Less Than 65%	Debt-Service Coverage Ratio	LTV 65% to 75%	Debt-Service Coverage Ratio	LTV Greater Than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2026	$1,240	1.69	$278	1.40	$2	0.43	$1,520
2025	1,304	1.71	159	1.46	11	1.21	1,474
2024	1,473	1.77	55	1.30	1	0.60	1,529
2023	1,300	1.90	21	1.37	1	1.07	1,322
2022	1,630	2.23	59	1.56	6	0.43	1,695
2021 and prior	10,217	2.76	54	1.52	6	0.94	10,277
Total	$17,164		$626		$27		$17,817

	As of December 31, 2025
	LTV Less Than 65%	Debt-Service Coverage Ratio	LTV 65% to 75%	Debt-Service Coverage Ratio	LTV Greater Than 75%	Debt-Service Coverage Ratio	Total
Origination Year
2025	$1,322	1.81	$182	1.41	$11	1.20	$1,515
2024	1,496	1.68	66	1.41	1	2.01	1,563
2023	1,332	1.86	33	1.38	1	1.17	1,366
2022	1,706	2.21	76	1.59	5	1.83	1,787
2021	2,208	3.66	37	1.70	26	4.36	2,271
2020 and prior	9,098	2.53	46	1.38	27	1.94	9,171
Total	$17,162		$440		$71		$17,673

We use loan performance status as the primary credit quality indicator for our residential mortgage loans on real estate. The amortized cost of residential mortgage loans on real estate (in millions) by year of origination and credit quality indicator was as follows:

	As of September 30, 2026
	Performing	Nonperforming	Total
Origination Year
2026	$2,593	$5	$2,598
2025	1,580	28	1,608
2024	1,462	70	1,532
2023	363	24	387
2022	372	38	410
2021 and prior	474	63	537
Total	$6,844	$228	$7,072

	As of December 31, 2025
	Performing	Nonperforming	Total
Origination Year
2025	$1,650	$4	$1,654
2024	1,776	64	1,840
2023	440	21	461
2022	425	33	458
2021	381	14	395
2020 and prior	194	12	206
Total	$4,866	$148	$5,014

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

Changes in the allowance for credit losses on mortgage loans on real estate (in millions) were as follows:

	As of or For the Three Months Ended September 30, 2026
	Commercial	Residential	Total
Balance as of beginning-of-period	$111	$66	$177
Additions (reductions) from provision for credit loss
expense (1)	19	11	30
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Reductions for mortgage loans on real estate charged off	–	–	–
Balance as of end-of-period (2)	$130	$77	$207

	As of or For the Nine Months Ended September 30, 2026
	Commercial	Residential	Total
Balance as of beginning-of-year	$113	$69	$182
Additions (reductions) from provision for credit loss
expense (1)	27	8	35
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Reductions for mortgage loans on real estate charged off	(10)	–	(10)
Balance as of end-of-period (2)	$130	$77	$207

	As of or For the Three Months Ended September 30, 2025
	Commercial	Residential	Total
Balance as of beginning-of-period	$97	$65	$162
Additions (reductions) from provision for credit loss
expense (1)	3	3	6
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Reductions for mortgage loans on real estate charged off	(3)	–	(3)
Balance as of end-of-period (2)	$97	$68	$165

	As of or For the Nine Months Ended September 30, 2025
	Commercial	Residential	Total
Balance as of beginning-of-year	$99	$53	$152
Additions (reductions) from provision for credit loss
expense (1)	1	15	16
Additions from purchases of PCD mortgage loans on
real estate	–	–	–
Reductions for mortgage loans on real estate charged off	(3)	–	(3)
Balance as of end-of-period (2)	$97	$68	$165

(1)    We recognized $(2) million and $(1) million of credit loss benefit (expense) related to unfunded commitments for mortgage loans on real estate for the three months ended September 30, 2026 and 2025, respectively, and $(1) million and less than $1 million for the nine months ended September 30, 2026 and 2025, respectively.
(2)    Accrued investment income on mortgage loans on real estate totaled $127 million and $110 million as of September 30, 2026 and 2025, respectively, and was excluded from the estimate of credit losses.

Alternative Investments

As of September 30, 2026, and December 31, 2025, alternative investments included investments in 375 and 384 different partnerships, respectively, and represented approximately 3% of total investments. These amounts do not include alternative investments that support funds withheld and modified coinsurance reinsurance agreements where the investment results are passed directly to the reinsurers.

Impairments on Fixed Maturity AFS Securities

Details underlying credit loss benefit (expense) incurred as a result of impairments that were recognized in net income (loss) and included in realized gain (loss) on fixed maturity AFS securities (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Credit Loss Benefit (Expense)
Fixed maturity AFS securities:
Corporate bonds	$(16)	$(19)	$(36)	$(48)
RMBS	(1)	(1)	(1)	1
CMBS	–	–	(3)	–
ABS	(1)	2	(35)	(18)
Total credit loss benefit (expense)	$(18)	$(18)	$(75)	$(65)

Payables for Collateral on Investments

The carrying value of the payables for collateral on investments included on the Consolidated Balance Sheets and the fair value of the related investments or collateral (in millions) consisted of the following:

	As of September 30, 2026		As of December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Collateral payable for derivative investments (1)	$7,988	$7,988	$7,809	$7,809
Securities pledged under securities lending agreements (2)	172	165	145	139
Securities pledged under repurchase agreements (3)	151	157	–	–
Total payables for collateral on investments	$8,311	$8,310	$7,954	$7,948

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

Increase (decrease) in payables for collateral on investments (in millions) consisted of the following:

	For the Nine Months Ended September 30,
	2026	2025
Collateral payable for derivative investments	$179	$1,543
Securities pledged under securities
lending agreements	27	15
Securities pledged under repurchase agreements	151	210
Investments pledged for FHLB lending program	–	(635)
Total increase (decrease) in payables for
collateral on investments	$357	$1,133

We have elected not to offset our securities lending transactions in the consolidated financial statements. The remaining contractual maturities of securities lending transactions accounted for as secured borrowings (in millions) were as follows:

	As of September 30, 2026
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Repurchase Agreements
Corporate bonds	$–	$–	$–	$151	$151
Securities Lending
Corporate bonds	$154	$–	$–	$–	$154
Foreign government bonds	4	–	–	–	4
Equity securities	14	–	–	–	14
Total gross secured borrowings	$172	$–	$–	$151	$323

	As of December 31, 2025
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Securities Lending
Corporate bonds	$130	$–	$–	$–	$130
Foreign government bonds	5	–	–	–	5
Equity securities	10	–	–	–	10
Total gross secured borrowings	$145	$–	$–	$–	$145

We accept collateral in the form of securities in connection with repurchase agreements. In instances where we are permitted to sell or re-pledge the securities received, we report the fair value of the collateral received and a related obligation to return the collateral in the consolidated financial statements. In addition, we receive securities in connection with securities borrowing agreements that we are permitted to sell or re-pledge. As of September 30, 2026, we had not received any collateral and, therefore, had not sold or repledged any collateral under these agreements.

We also accept collateral from derivative counterparties in the form of securities that we are permitted to sell or re-pledge. As of September 30, 2026, the fair value of this collateral received that we are permitted to sell or re-pledge was $2.0 billion, and we had re-pledged $750 million of this collateral to cover our collateral requirements.

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

	As of September 30, 2026	As of December 31, 2025
Fixed maturity AFS securities	$2,862	$3,578
Trading securities	27	14
Equity securities	13	10
Mortgage loans on real estate	2,080	1,217
Other investments	70	71
Cash and invested cash	112	65
Total assets pledged as collateral	$5,164	$4,955

Investment Commitments

As of September 30, 2026, our investment commitments were $5.3 billion, which included $3.0 billion of limited partnerships (“LPs”), $1.8 billion of mortgage loans on real estate and $526 million of private placement securities.

Concentrations of Financial Instruments

As of September 30, 2026, our most significant investments in one issuer were our investments in securities issued by the U.S. Treasury and the Federal National Mortgage Association with a fair value of $910 million and $816 million, respectively, or 1% of total investments. As of December 31, 2025, our most significant investments in one issuer were our investments in securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation with a fair value of $951 million and $595 million, respectively, or 1% and less than 1% of total investments, respectively. These concentrations include fixed maturity AFS, trading and equity securities.

As of September 30, 2026, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $12.4 billion, or 9% of total investments and our investments in securities in the utilities industry with a fair value of $10.7 billion, or 8% of total investments. As of December 31, 2025, our most significant investments in one industry were our investments in securities in the financial services industry with a fair value of $14.2 billion, or 10% of total investments and our investments in securities in the consumer non-cyclical industry with a fair value of $13.2 billion, or 9% of total investments. These concentrations include fixed maturity AFS, trading and equity securities.

4. Variable Interest Entities

Consolidated VIEs

Asset information (dollars in millions) for the consolidated VIEs included on the Consolidated Balance Sheets was as follows:

	As of September 30, 2026			As of December 31, 2025
	Number of Instruments	Notional/Par Amounts	Carrying Value	Number of Instruments	Notional/Par Amounts	Carrying Value
Assets
Asset-backed VIE	1	$749	$749	1	$210	$210

There were no gains or losses for consolidated VIEs recognized on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025.

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

Limited Partnerships and Limited Liability Companies

We invest in certain LPs and limited liability companies (“LLCs”) that we have concluded are VIEs. Our exposure to loss is limited to the capital we invest in the LPs and LLCs. We do not hold any substantive kick-out or participation rights in the LPs and LLCs, and we do not receive any performance fees or decision maker fees from the LPs and LLCs. Based on our analysis of the LPs and LLCs, other than the asset-backed VIE discussed above, we are not the primary beneficiary of the VIEs as we do not have the power to direct the most significant activities of the LPs and LLCs. The carrying amounts of our investments in the LPs and LLCs are recognized in other investments on the Consolidated Balance Sheets and were $5.9 billion and $5.8 billion as of September 30, 2026, and December 31, 2025, respectively.

Sponsored Investment Funds

We invest in certain closed-end funds that we have concluded are VIEs as the equity holders lack power through voting rights to direct the activities of the entity that most significantly impact its economic performance. We determined that we are not the primary beneficiary of the VIEs as we do not have the power to influence the decisions that are most impactful to the performance of the VIE, and we do not receive all of the economics of the VIE. Our exposure to loss is limited to the capital we invest in the funds. The carrying amounts of our investments in these funds are recognized in equity securities on the Consolidated Balance Sheets and were $167 million and $135 million as of September 30, 2026, and December 31, 2025, respectively.

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

Primary Risks Managed by Derivatives

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the related credit exposure. Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of September 30, 2026			As of December 31, 2025
	Notional Amounts	Fair Value		Notional Amounts	Fair Value
		Asset	Liability		Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$1,730	$–	$83	$1,300	$12	$7
Foreign currency contracts (1)	4,958	350	109	4,922	380	125
Total cash flow hedges	6,688	350	192	6,222	392	132
Fair value hedges:
Interest rate contracts (1)	833	7	6	833	1	–
Foreign currency contracts (1)	25	–	1	25	–	2
Total fair value hedges	858	7	7	858	1	2
Non-Qualifying Hedges
Interest rate contracts (1)	87,513	121	980	84,814	64	321
Foreign currency contracts (1)	489	13	3	289	12	4
Equity market contracts (1)	201,519	16,491	6,263	238,623	15,560	5,685
Credit contracts (1)	44	–	–	17	–	–
Embedded derivatives:
Reinsurance-related (2)	–	420	–	–	–	289
RILA, fixed indexed annuity
and IUL contracts (3)	–	1,397	16,586	–	1,369	15,115
Total derivative instruments	$297,111	$18,799	$24,031	$330,823	$17,398	$21,548

(1)    These asset and liability balances are presented on a gross basis. Amounts are reported in derivative investments and other liabilities on the Consolidated Balance Sheets after the evaluation for right of offset subject to master netting agreements.
(2)    Reported in funds withheld reinsurance liabilities on the Consolidated Balance Sheets.
(3)    Reported in policyholder account balances and deposit assets on the Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of September 30, 2026
	Less Than 1 Year	1 - 5 Years	6 - 10 Years	11 - 30 Years	Over 30 Years	Total
Interest rate contracts (1)	$16,984	$30,937	$14,420	$25,935	$1,800	$90,076
Foreign currency contracts (2)	257	2,010	1,530	1,632	43	5,472
Equity market contracts	120,654	70,411	8,191	6	2,257	201,519
Credit contracts	–	44	–	–	–	44
Total derivative instruments
with notional amounts	$137,895	$103,402	$24,141	$27,573	$4,100	$297,111

(1)    As of September 30, 2026, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for forecasted transactions for these instruments, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, was March 19, 2031.
(2)    As of September 30, 2026, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for forecasted transactions for these instruments, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, was June 16, 2061.

The following amounts (in millions) were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	Amortized Cost of the Hedged Assets (Liabilities)		Cumulative Fair Value Hedging Adjustment Included in the Amortized Cost of the Hedged Assets (Liabilities)
	As of September 30, 2026	As of December 31, 2025	As of September 30, 2026	As of December 31, 2025
Line Item in the Consolidated Balance Sheets in
which the Hedged Item is Included
Fixed maturity AFS securities, at fair value (1)	$599	$645	$(18)	$21
Long-term debt (2)	(955)	(989)	(80)	(114)

(1)    Includes $20 million and $21 million of unamortized adjustments from discontinued hedges as of September 30, 2026, and December 31, 2025, respectively.
(2)    Includes $(266) million and $(278) million of unamortized adjustments from discontinued hedges as of September 30, 2026, and December 31, 2025, respectively.

The change in our unrealized gain (loss) on derivative instruments within accumulated other comprehensive income (loss) (“AOCI”) (in millions) was as follows:

	For the Nine Months Ended September 30,
	2026	2025
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$450	$638
Other comprehensive income (loss):
Unrealized holding gains (losses):
Cash flow hedges:
Interest rate contracts	(88)	43
Foreign currency contracts	(63)	234
Change in foreign currency exchange rate adjustment	91	(433)
Income tax benefit (expense)	12	33
Less:
Reclassification adjustment for gains (losses)
included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	1	–
Interest rate contracts (2)	6	10
Foreign currency contracts (1)	46	42
Foreign currency contracts (3)	(2)	2
Income tax benefit (expense)	(11)	(11)
Balance as of end-of-period	$362	$472

(1)    The OCI offset is reported within net investment income on the Consolidated Statements of Comprehensive Income (Loss).
(2)    The OCI offset is reported within interest and debt expense on the Consolidated Statements of Comprehensive Income (Loss).
(3)    The OCI offset is reported within realized gain (loss) on the Consolidated Statements of Comprehensive Income (Loss).

The effects of qualifying and non-qualifying hedges (in millions) on the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Gain (Loss) Recognized in Income For the Three Months Ended September 30,
	2026			2025
	Realized Gain (Loss)	Net Investment Income	Interest and Debt Expense	Realized Gain (Loss)	Net Investment Income	Interest and Debt Expense
Total Line Items in which the
Effects of Fair Value or
Cash Flow Hedges are Recorded	$442	$1,724	$90	$(216)	$1,544	$79

Qualifying Hedges
Gain or (loss) on fair value hedging
relationships:
Interest rate contracts:
Hedged items	–	(32)	24	–	2	(4)
Derivatives designated as hedging
instruments	–	32	(24)	–	(2)	4
Gain or (loss) on cash flow hedging
relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified
from AOCI into income	–	–	2	–	(1)	2
Foreign currency contracts:
Amount of gain or (loss) reclassified
from AOCI into income	(3)	15	–	(1)	15	–

Non-Qualifying Hedges
Interest rate contracts	(522)	–	–	(12)	–	–
Equity market contracts	703	–	–	2,574	–	–
Embedded derivatives:
Reinsurance-related	602	–	–	(213)	–	–
RILA, fixed indexed annuity
and IUL contracts	(69)	–	–	(1,628)	–	–

	Gain (Loss) Recognized in Income For the Nine Months Ended September 30,
	2026			2025
	Realized Gain (Loss)	Net Investment Income	Interest and Debt Expense	Realized Gain (Loss)	Net Investment Income	Interest and Debt Expense
Total Line Items in which the
Effects of Fair Value or
Cash Flow Hedges are Recorded	$502	$4,955	$254	$(847)	$4,478	$146

Qualifying Hedges
Gain or (loss) on fair value hedging
relationships:
Interest rate contracts:
Hedged items	–	(37)	22	–	16	(21)
Derivatives designated as hedging
instruments	–	37	(22)	–	(16)	21
Foreign currency contracts:
Hedged items	–	(1)	–	–	3	–
Derivatives designated as hedging
instruments	–	1	–	–	(3)	–
Gain or (loss) on cash flow hedging
relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified
from AOCI into income	–	1	6	–	–	10
Foreign currency contracts:
Amount of gain or (loss) reclassified
from AOCI into income	(2)	46	–	2	42	–

Non-Qualifying Hedges
Interest rate contracts	(540)	–	–	86	–	–
Foreign currency contracts	1	–	–	(5)	–	–
Equity market contracts	3,508	–	–	2,504	–	–
Credit contracts	(1)	–	–	2	–	–
Embedded derivatives:
Reinsurance-related	709	–	–	(324)	–	–
RILA, fixed indexed annuity
and IUL contracts	(1,935)	–	–	(2,048)	–	–

As of September 30, 2026, $56 million of the deferred net gains (losses) on derivative instruments in AOCI were expected to be reclassified to earnings during the next 12 months. The reclassification is impacted by both interest rates and foreign currency forward rates, as the cash flow hedges affecting the reclassification include interest rate swaps and foreign currency swaps.

For the nine months ended September 30, 2026 and 2025, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

As of September 30, 2026, and December 31, 2025, we did not have any exposure related to CDSs for which we are the seller.

Credit Risk

We are exposed to credit losses in the event of non-performance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk. The non-performance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure, less collateral held. As of September 30, 2026, the non-performance risk adjustment was zero. The credit risk associated with such agreements is minimized by entering into agreements with financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under nearly all of our ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength ratings. A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts. In certain transactions, we and the counterparty have entered into a credit support annex requiring either party to post collateral when net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. We did not have any exposure as of September 30, 2026, or December 31, 2025.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of September 30, 2026		As of December 31, 2025
	Collateral Posted by Counterparty	Collateral Posted to Counterparty	Collateral Posted by Counterparty	Collateral Posted to Counterparty
S&P Credit Rating of Counterparty
AA-	$1,571	$(11)	$2,868	$(4)
A+	5,409	(101)	4,612	(15)
A	71	–	64	–
A-	911	–	240	–
Total cash collateral	$7,962	$(112)	$7,784	$(19)

Balance Sheet Offsetting

Information related to the effects of offsetting on the Consolidated Balance Sheets (in millions) was as follows:

	As of September 30, 2026
	Derivative Instruments	Embedded Derivative Instruments	Total
Financial Assets
Gross amount of recognized assets	$16,668	$1,817	$18,485
Gross amounts offset	(6,916)	–	(6,916)
Net amount of assets	9,752	1,817	11,569
Gross amounts not offset:
Cash collateral	(7,962)	–	(7,962)
Non-cash collateral (1)	(1,790)	–	(1,790)
Net amount	$–	$1,817	$1,817

Financial Liabilities
Gross amount of recognized liabilities	$536	$16,586	$17,122
Gross amounts offset	(321)	–	(321)
Net amount of liabilities	215	16,586	16,801
Gross amounts not offset:
Cash collateral	(112)	–	(112)
Non-cash collateral (2)	(103)	–	(103)
Net amount	$–	$16,586	$16,586

(1)    Excludes excess non-cash collateral received of $1.4 billion, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.
(2)    Excludes excess non-cash collateral pledged of $452 million, as the collateral offset is limited to the net estimated fair value of derivatives after application of netting arrangements.

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

6. DAC, VOBA, DSI and DFEL

The following table reconciles deferred acquisition costs (“DAC”), value of business acquired (“VOBA”) and deferred sales inducements (“DSI”) (in millions) to the Consolidated Balance Sheets:

	As of September 30,	As of December 31,
	2026	2025
DAC, VOBA and DSI
Variable Annuities	$4,158	$4,112
Fixed Annuities	565	478
Traditional Life	1,266	1,308
UL and Other	6,471	6,421
Group Protection	191	198
Retirement Plan Services	306	304
Other Operations	11	6
Total DAC, VOBA and DSI	$12,968	$12,827

The following table reconciles deferred front-end loads (“DFEL”) (in millions) to the Consolidated Balance Sheets:

	As of September 30,	As of December 31,
	2026	2025
DFEL
Variable Annuities	$256	$264
UL and Other	7,922	7,265
Other Operations (1)	105	57
Total DFEL	$8,283	$7,586

(1)    Represents DFEL reported in Other Operations attributable to the indemnity reinsurance agreement with Protective that is excluded from the following tables. We reported $105 million and $57 million of ceded DFEL in reinsurance recoverables on the Consolidated Balance Sheets as of September 30, 2026, and December 31, 2025, respectively.

The following tables summarize the changes in DAC (in millions):

	As of or For the Nine Months Ended September 30, 2026
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$4,008	$452	$1,281	$6,057	$198	$242
Deferrals	396	148	66	325	89	14
Amortization	(344)	(57)	(104)	(250)	(96)	(14)
Balance as of end-of-period	$4,060	$543	$1,243	$6,132	$191	$242

	As of or For the Nine Months Ended September 30, 2025
	Variable Annuities	Fixed Annuities	Traditional Life	UL and Other	Group Protection	Retirement Plan Services
Balance as of beginning-of-year	$3,851	$394	$1,335	$5,916	$178	$242
Deferrals	404	60	66	321	103	14
Amortization	(307)	(47)	(107)	(238)	(90)	(14)
Balance as of end-of-period	$3,948	$407	$1,294	$5,999	$191	$242

DAC amortization expense of $298 million and $865 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026, respectively, and $277 million and $803 million, respectively, was recorded for the corresponding periods in 2025.

The following tables summarize the changes in VOBA (in millions):

	As of or For the Nine Months Ended September 30, 2026
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$12	$27	$339
Deferrals	–	–	1
Amortization	(2)	(4)	(28)
Balance as of end-of-period	$10	$23	$312

	As of or For the Nine Months Ended September 30, 2025
	Fixed Annuities	Traditional Life	UL and Other
Balance as of beginning-of-year	$13	$35	$375
Amortization	(1)	(6)	(28)
Balance as of end-of-period	$12	$29	$347

VOBA amortization expense of $11 million and $34 million was recorded in commissions and other expenses on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026, respectively, and $12 million and $35 million, respectively, was recorded for the corresponding periods in 2025. No write-offs were recorded for each respective period.

The following tables summarize the changes in DSI (in millions):

	As of or For the Nine Months Ended September 30, 2026
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$104	$14	$25	$62
Deferrals	1	–	1	3
Amortization	(7)	(2)	1	(1)
Balance as of end-of-period	$98	$12	$27	$64

	As of or For the Nine Months Ended September 30, 2025
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services
Balance as of beginning-of-year	$113	$16	$27	$42
Deferrals	1	–	–	17
Amortization	(8)	(1)	(1)	(1)
Balance as of end-of-period	$106	$15	$26	$58

DSI amortization expense of $2 million and $9 million was recorded in interest credited on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026, respectively, and $4 million and $11 million, respectively, was recorded for the corresponding periods in 2025.

The following tables summarize the changes in DFEL (in millions):

	As of or For the Nine Months Ended September 30, 2026		As of or For the Nine Months Ended September 30, 2025
	Variable Annuities	UL and Other	Variable Annuities	UL and Other
Balance as of beginning-of-year	$264	$7,265	$273	$6,406
Deferrals	10	950	11	890
Amortization	(18)	(293)	(18)	(269)
Balance as of end-of-period	256	7,922	266	7,027
Less: reinsurance recoverables	–	214	–	229
Balance as of end-of-period, net of reinsurance	$256	$7,708	$266	$6,798

DFEL amortization of $106 million and $311 million was recorded in fee income on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026, respectively, and $92 million and $287 million, respectively, was recorded for the corresponding periods in 2025.

7. Reinsurance

Talcott

On October 1, 2026, we closed our previously announced $6.3 billion reinsurance transaction with Talcott Financial Group (“Talcott”), which included ceding approximately $5.8 billion of in-force guaranteed universal life (“GUL”) statutory reserves to a Talcott subsidiary effective the same date.

The GUL transaction is structured partly as coinsurance with funds withheld and partly as modified coinsurance between us and Talcott, with counterparty protections including over-collateralization and agreed-upon investment guidelines designed to align with our risk management framework. Under the terms of the agreement, we will retain account administration and recordkeeping of the policies, including claims management.

Fortitude Re

Effective October 1, 2023, we entered into two reinsurance agreements with Fortitude Reinsurance Company Ltd. (“Fortitude Re”), an authorized Bermuda reinsurer with reciprocal jurisdiction reinsurer status in Indiana, to reinsure certain blocks of in-force UL with secondary guarantees (“ULSG”), MoneyGuard® and fixed annuity products, including group pension annuities. Fortitude Re represents our largest reinsurance exposure as of September 30, 2026, and December 31, 2025.

The first agreement was structured as a coinsurance treaty between us and Fortitude Re for the ULSG and fixed annuities blocks. As significant insurance risk was transferred for ULSG products and life-contingent annuities, amounts recoverable from Fortitude Re were $10.4 billion and $10.6 billion as of September 30, 2026, and December 31, 2025, respectively. We reported a deferred loss on the transaction of $2.4 billion and $2.5 billion as of September 30, 2026, and December 31, 2025, respectively. We amortized $24 million and $71 million of the deferred loss during the three and nine months ended September 30, 2026, respectively, and $23 million and $69 million for the three and nine months ended September 30, 2025, respectively. Annuities that are not life-contingent do not contain significant insurance risk; therefore, we reported deposit assets for these contracts of $2.1 billion and $2.4 billion as of September 30, 2026, and December 31, 2025, respectively.

The second agreement was structured as coinsurance with funds withheld for the MoneyGuard block; however, as we retained significant insurance risk under the agreement, we reported deposit assets of $8.8 billion and $8.5 billion as of September 30, 2026, and December 31, 2025, respectively. In this coinsurance with funds withheld reinsurance agreement, we as the ceding company withhold, and therefore retain, the assets backing the deposit assets. We held investments with a carrying value of $6.4 billion and $8.9 billion in support of reserves associated with the Fortitude Re transaction in a funds withheld arrangement as of September 30, 2026, and December 31, 2025, respectively, which consisted of the following (in millions):

	As of September 30,	As of December 31,
	2026	2025
Fixed maturity AFS securities	$5,007	$7,325
Derivative investments	16	21
Other investments	1,290	1,388
Cash and invested cash	40	88
Accrued investment income	69	88
Total	$6,422	$8,910

8. MRBs

The following table reconciles market risk benefits (“MRBs”) (in millions) to MRB assets and MRB liabilities on the Consolidated Balance Sheets:

	As of September 30, 2026			As of December 31, 2025
	Assets	Liabilities	Net (Assets) Liabilities	Assets	Liabilities	Net (Assets) Liabilities

Variable Annuities	$5,317	$537	$(4,780)	$4,655	$940	$(3,715)
Fixed Annuities	67	122	55	51	175	124
Retirement Plan Services	49	1	(48)	47	3	(44)
Total MRBs	$5,433	$660	$(4,773)	$4,753	$1,118	$(3,635)

The following table summarizes the balances of and changes in net MRB (assets) liabilities (in millions):

	As of or For the Nine Months Ended September 30, 2026			As of or For the Nine Months Ended September 30, 2025
	Variable Annuities	Fixed Annuities	Retirement Plan Services	Variable Annuities	Fixed Annuities	Retirement Plan Services

Balance as of beginning-of-year	$(3,715)	$124	$(44)	$(3,804)	$32	$(42)
Less: Effect of cumulative changes in
non-performance risk	366	(35)	1	(153)	(33)	–
Balance as of beginning-of-year, before the effect
of changes in non-performance risk	(4,081)	159	(45)	(3,651)	65	(42)
Issuances	(1)	3	–	12	–	–
Attributed fees collected	1,120	21	6	1,105	23	5
Benefit payments	(19)	–	–	(20)	–	–
Effect of changes in interest rates	(1,797)	(86)	(9)	75	38	(3)
Effect of changes in equity markets	(1,163)	(1)	(4)	(1,667)	(6)	(6)
Effect of changes in equity index volatility	(15)	–	–	36	7	–
In-force updates and other changes in MRBs (1)	348	7	1	367	19	3
Effect of assumption review:
Effect of changes in future expected
policyholder behavior	73	(25)	1	37	15	(1)
Effect of changes in other future expected
assumptions (2)	(1)	–	–	10	–	1
Balance as of end-of-period, before the effect of
changes in non-performance risk	(5,536)	78	(50)	(3,696)	161	(43)
Effect of cumulative changes in
non-performance risk	756	(23)	2	114	(40)	–
Balance as of end-of-period	(4,780)	55	(48)	(3,582)	121	(43)
Less: Ceded MRB assets (liabilities)	(414)	–	–	(347)	–	–
Balance as of end-of-period, net of reinsurance	$(4,366)	$55	$(48)	$(3,235)	$121	$(43)

Weighted-average age of policyholders (years)	74	71	64	73	70	63
Net amount at risk (3)	$1,957	$455	$3	$1,442	$288	$2

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

Effect of Annual Assumption Review

For the nine months ended September 30, 2026, Variable Annuities had an unfavorable impact attributable to the annual assumption review driven by updates to policyholder behavior and separate account fee assumptions. For the nine months ended September 30, 2026, Fixed Annuities had a favorable impact attributable to the annual assumption review driven by updates to policyholder behavior assumptions. Retirement Plan Services did not have any significant assumption updates.

For the nine months ended September 30, 2025, Variable Annuities had an unfavorable impact attributable to the annual assumption review driven by updates to policyholder behavior and capital market assumptions and other items, partially offset by model enhancements and updates to separate account fee assumptions. For the nine months ended September 30, 2025, Fixed Annuities and Retirement Plan Services did not have any significant assumption updates.

See “MRBs” in Note 13 for details related to our fair value judgments, assumptions, inputs and valuation methodology.

9. Separate Accounts

The following table presents the fair value of separate account assets (in millions) reported on the Consolidated Balance Sheets by major investment category:

	As of September 30,	As of December 31,
	2026	2025
Mutual funds and collective investment trusts:
Equity funds:
Domestic	$86,598	$84,274
International	18,979	18,262
Other equity funds	1,622	1,505
Balanced funds	45,421	46,561
Bond funds	24,044	24,164
Money market funds	2,192	2,096
Other funds	1,577	1,491
Exchange-traded funds	238	323
Fixed maturity AFS securities	171	164
Cash and invested cash	54	35
Other investments	1,313	1,217
Total separate account assets	$182,209	$180,092

The following table reconciles separate account liabilities (in millions) to the Consolidated Balance Sheets:

	As of September 30,	As of December 31,
	2026	2025
Variable Annuities	$121,375	$122,945
UL and Other	37,373	34,038
Retirement Plan Services	23,396	23,047
Other Operations (1)	65	62
Total separate account liabilities	$182,209	$180,092

(1)    Represents separate account liabilities reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($54 million and $53 million as of September 30, 2026, and December 31, 2025, respectively) that are excluded from the following tables.

The following table summarizes the balances of and changes in separate account liabilities (in millions):

	As of or For the Nine Months Ended September 30, 2026			As of or For the Nine Months Ended September 30, 2025
	Variable Annuities	UL and Other	Retirement Plan Services	Variable Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$122,945	$34,038	$23,047	$117,998	$28,841	$21,541
Gross deposits	3,939	1,661	1,527	4,392	2,183	1,755
Withdrawals	(14,467)	(589)	(2,909)	(11,949)	(712)	(2,730)
Policyholder assessments	(2,019)	(767)	(147)	(1,972)	(745)	(138)
Change in market performance	8,208	3,239	1,944	13,445	3,819	2,751
Net transfers from (to) general account	2,769	(209)	(66)	1,514	(134)	(60)
Balance as of end-of-period	$121,375	$37,373	$23,396	$123,428	$33,252	$23,119

Cash surrender value	$119,964	$35,059	$23,383	$122,028	$30,837	$23,105

10. Policyholder Account Balances

The following table reconciles policyholder account balances (in millions) to the Consolidated Balance Sheets:

	As of September 30,	As of December 31,
	2026	2025
Variable Annuities	$42,318	$40,060
Fixed Annuities	30,353	28,728
UL and Other	35,239	35,986
Retirement Plan Services	23,425	23,843
Other (1)	9,007	7,628
Total policyholder account balances	$140,342	$136,245

(1)    Represents policyholder account balances reported primarily in Other Operations attributable to the indemnity reinsurance agreements with Protective ($3.2 billion and $3.5 billion as of September 30, 2026, and December 31, 2025, respectively) and funding agreements ($5.5 billion and $3.7 billion as of September 30, 2026, and December 31, 2025, respectively) that are excluded from the following tables. See “Funding Agreements” below for more information.

The following table summarizes the balances and changes in policyholder account balances (in millions):

	As of or For the Nine Months Ended September 30, 2026
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$40,060	$28,728	$35,986	$23,843
Gross deposits	5,087	2,709	2,462	2,844
Withdrawals	(3,176)	(1,904)	(1,400)	(4,096)
Policyholder assessments	(4)	(43)	(3,247)	(14)
Net transfers from (to) separate account	(2,248)	–	209	343
Interest credited	713	805	1,089	505
Change in fair value of embedded derivative
instruments and other	1,886	58	140	–
Balance as of end-of-period	$42,318	$30,353	$35,239	$23,425

Weighted-average crediting rate	2.3%	3.7%	4.1%	2.9%
Net amount at risk (1)(2)	$1,957	$455	$289,509	$3
Cash surrender value	40,906	29,001	31,865	23,389

	As of or For the Nine Months Ended September 30, 2025
	Variable Annuities	Fixed Annuities	UL and Other	Retirement Plan Services

Balance as of beginning-of-year	$35,267	$25,963	$36,599	$23,619
Gross deposits	4,431	3,470	2,564	3,011
Withdrawals	(1,917)	(2,408)	(1,174)	(3,720)
Policyholder assessments	(2)	(44)	(3,320)	(13)
Net transfers from (to) separate account	(1,050)	–	134	426
Interest credited	615	675	1,083	529
Change in fair value of embedded derivative
instruments and other	1,821	218	122	–
Balance as of end-of-period	$39,165	$27,874	$36,008	$23,852

Weighted-average crediting rate	2.3%	3.4%	4.0%	3.0%
Net amount at risk (1)(2)	$1,442	$288	$292,154	$2
Cash surrender value	37,857	26,625	32,341	23,815

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

The following table presents policyholder account balances (in millions) by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between the interest being credited to policyholders and the respective guaranteed contract minimums:

	As of September 30, 2026
	At Guaranteed Minimum	1-50 Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$–	$–	$–	$–	$–	$–
1.01% - 2.00%	5	–	–	–	3	8
2.01% - 3.00%	423	–	–	–	–	423
3.01% - 4.00%	1,041	–	–	–	–	1,041
4.01% and above	3	–	–	–	–	3
Other (1)	–	–	–	–	–	40,843
Total	$1,472	$–	$–	$–	$3	$42,318

Fixed Annuities
Up to 1.00%	$113	$592	$390	$112	$2,111	$3,318
1.01% - 2.00%	103	266	78	30	9,419	9,896
2.01% - 3.00%	1,245	11	1	2	66	1,325
3.01% - 4.00%	766	–	–	–	–	766
4.01% and above	149	–	–	–	–	149
Other (1)	–	–	–	–	–	14,899
Total	$2,376	$869	$469	$144	$11,596	$30,353

UL and Other
Up to 1.00%	$281	$–	$250	$33	$602	$1,166
1.01% - 2.00%	500	–	–	–	2,495	2,995
2.01% - 3.00%	5,986	7	162	–	–	6,155
3.01% - 4.00%	13,845	–	1	–	–	13,846
4.01% and above	3,358	–	–	–	–	3,358
Other (1)	–	–	–	–	–	7,719
Total	$23,970	$7	$413	$33	$3,097	$35,239

Retirement Plan Services
Up to 1.00%	$696	$612	$633	$4,398	$6,478	$12,817
1.01% - 2.00%	454	1,211	1,206	312	291	3,474
2.01% - 3.00%	1,561	24	1	439	–	2,025
3.01% - 4.00%	3,605	33	9	2	–	3,649
4.01% and above	1,460	–	–	–	–	1,460
Total	$7,776	$1,880	$1,849	$5,151	$6,769	$23,425

	As of September 30, 2025
	At Guaranteed Minimum	1-50 Basis Points Above	51-100 Basis Points Above	101-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Range of Guaranteed
Minimum Crediting Rate
Variable Annuities
Up to 1.00%	$–	$–	$–	$–	$–	$–
1.01% - 2.00%	3	–	–	–	7	10
2.01% - 3.00%	472	–	–	–	–	472
3.01% - 4.00%	1,144	–	–	–	–	1,144
4.01% and above	7	–	–	–	–	7
Other (1)	–	–	–	–	–	37,532
Total	$1,626	$–	$–	$–	$7	$39,165

Fixed Annuities
Up to 1.00%	$97	$853	$397	$168	$2,227	$3,742
1.01% - 2.00%	206	202	114	106	7,555	8,183
2.01% - 3.00%	1,304	131	1	2	53	1,491
3.01% - 4.00%	849	–	–	–	–	849
4.01% and above	160	–	–	–	–	160
Other (1)	–	–	–	–	–	13,449
Total	$2,616	$1,186	$512	$276	$9,835	$27,874

UL and Other
Up to 1.00%	$272	$–	$229	$76	$586	$1,163
1.01% - 2.00%	529	–	6	–	2,798	3,333
2.01% - 3.00%	6,503	8	145	–	–	6,656
3.01% - 4.00%	14,406	–	1	–	–	14,407
4.01% and above	3,447	–	–	–	–	3,447
Other (1)	–	–	–	–	–	7,002
Total	$25,157	$8	$381	$76	$3,384	$36,008

Retirement Plan Services
Up to 1.00%	$613	$409	$626	$3,365	$6,657	$11,670
1.01% - 2.00%	480	960	1,847	507	525	4,319
2.01% - 3.00%	1,707	527	1	3	–	2,238
3.01% - 4.00%	3,961	100	7	11	–	4,079
4.01% and above	1,546	–	–	–	–	1,546
Total	$8,307	$1,996	$2,481	$3,886	$7,182	$23,852

(1)    Consists of indexed account balances that include the fair value of embedded derivative instruments, non-life contingent payout annuity account balances, short-term dollar cost averaging annuities business and policy loans.

Funding Agreements

The following summarizes the types of funding agreements issued by The Lincoln National Life Insurance Company (“LNL”):

FABN Program

LNL established a $5.0 billion funding agreement-backed notes (“FABN”) program in 2024 pursuant to which LNL may issue unsecured funding agreements to an unaffiliated and unconsolidated special purpose statutory trust (the “Trust”) that will then issue medium-term notes for which payment of interest and principal is secured by such funding agreement. LNL had funding agreements issued under the program totaling $2.9 billion as of September 30, 2026, compared to $1.5 billion as of December 31, 2025, with original maturities ranging from three to five years.

FABR Funding Agreements

LNL may issue funding agreements in connection with FABRs. Under an FABR, an unaffiliated and unconsolidated special-purpose entity enters into a repurchase agreement with a bank and uses the proceeds of the repurchase agreement to purchase funding agreements from LNL that are secured by portfolios of assets pledged to the special-purpose entity. LNL had secured funding agreements issued totaling $800 million as of September 30, 2026, and December 31, 2025, with original maturities of five years. See “Assets Pledged as Collateral” in Note 3 for information on pledged assets.

FHLB Funding Agreements

LNL is a member of the FHLB of Indianapolis (“FHLBI”) and, through membership, has the ability to issue funding agreements. We had FHLB funding agreements outstanding of $1.8 billion as of September 30, 2026, compared to $1.5 billion as of December 31, 2025, with original maturities ranging from one year or less to five years. The funding agreements are secured by a portfolio of assets pledged to the FHLB. See “Assets Pledged as Collateral” in Note 3 for information on pledged assets.

11. Future Contract Benefits

The following table reconciles future contract benefits (in millions) to the Consolidated Balance Sheets:

	As of September 30,	As of December 31,
	2026	2025
Payout Annuities (1)	$1,875	$2,037
Traditional Life (1)	3,474	3,755
Group Protection (2)	5,650	5,836
UL and Other (3)	18,436	17,948
Other Operations (4)	8,013	9,179
Other (5)	3,256	3,322
Total future contract benefits	$40,704	$42,077

(1)    See “LFPB” below for further information.
(2)    See “Liability for Future Claims” below for further information.
(3)    See “Additional Liabilities for Other Insurance Benefits” below for further information.
(4)    Represents future contract benefits reported in Other Operations primarily attributable to the indemnity reinsurance agreements with Protective ($4.9 billion and $5.4 billion as of September 30, 2026, and December 31, 2025, respectively) and Swiss Re ($1.5 billion and $2.0 billion as of September 30, 2026, and December 31, 2025, respectively) that are excluded from the following tables.
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

LFPB

The liability for future policy benefits (“LFPB”) represents reserves associated with our limited payment life-contingent annuities and non-participating traditional life insurance contracts (i.e., term insurance). The reserve is the net of present value of expected future policy benefits less present value of expected net premiums as summarized in the following table (in millions, except years):

	As of or For the Nine Months Ended September 30, 2026		As of or For the Nine Months Ended September 30, 2025
	Payout Annuities	Traditional Life	Payout Annuities	Traditional Life

Present Value of Expected Net Premiums
Balance as of beginning-of-year	$–	$5,351	$–	$5,873
Less: Effect of cumulative changes in discount
rate assumptions	–	(90)	–	(275)
Beginning balance at original discount rate	–	5,441	–	6,148
Effect of changes in cash flow assumptions (1)	–	(26)	–	(405)
Effect of actual variances from expected experience (2)	–	(55)	–	(53)
Adjusted balance as of beginning-of-year	–	5,360	–	5,690
Issuances	–	209	–	213
Interest accrual	–	167	–	181
Net premiums collected	–	(526)	–	(564)
Flooring impact of LFPB	–	(19)	–	(8)
Ending balance at original discount rate	–	5,191	–	5,512
Effect of cumulative changes in discount
rate assumptions	–	(415)	–	(81)
Balance as of end-of-period	$–	$4,776	$–	$5,431

Present Value of Expected Future Policy Benefits
Balance as of beginning-of-year	$2,037	$9,106	$2,009	$9,647
Less: Effect of cumulative changes in discount
rate assumptions	(182)	(144)	(251)	(438)
Beginning balance at original discount rate (3)	2,219	9,250	2,260	10,085
Effect of changes in cash flow assumptions (1)	–	(74)	(8)	(573)
Effect of actual variances from expected experience (2)	(9)	(97)	(11)	(48)
Adjusted balance as of beginning-of-year	2,210	9,079	2,241	9,464
Issuances	78	209	72	213
Interest accrual	66	275	66	292
Benefit payments	(159)	(596)	(150)	(677)
Ending balance at original discount rate (3)	2,195	8,967	2,229	9,292
Effect of cumulative changes in discount
rate assumptions	(320)	(717)	(177)	(119)
Balance as of end-of-period	$1,875	$8,250	$2,052	$9,173

Net balance as of end-of-period	$1,875	$3,474	$2,052	$3,742
Less: Reinsurance recoverables	1,273	212	1,461	290
Net balance as of end-of-period, net of reinsurance	$602	$3,262	$591	$3,452

Weighted-average duration of future policyholder
benefit liability (years)	8	8	8	8

(1)    The cash flow assumption impact to the liability is calculated as the present value of expected future policy benefits less the present value of expected net premiums. For the nine months ended September 30, 2026 and 2025, the Traditional Life net effect of changes in cash flow assumptions gross of reinsurance reduced the liability by $48 million and $168 million, respectively. For the nine months ended September 30, 2026 and 2025, the net effect of changes in cash flow assumptions, net of reinsurance, favorably impacted net income by $12 million and $102 million, respectively. See “Effect of Annual Assumption Review” below for more information.
(2)    For the nine months ended September 30, 2026, the Traditional Life actual to expected reserve impact on expected net premiums was attributable primarily to mortality and policyholder behavior, which unfavorably impacted the liability by $36 million and $19 million, respectively; and the actual to expected reserve impact on expected future policy benefits was attributable primarily to mortality and policyholder behavior, which favorably impacted the liability by $70 million and $27 million, respectively. For the nine months ended September 30, 2025, the Traditional Life actual to expected reserve impact on expected net premiums was attributable primarily to policyholder behavior and mortality, which unfavorably impacted the liability by $38 million and $15 million, respectively; and the actual to expected reserve impact on expected future policy benefits was attributable primarily to policyholder behavior, which favorably impacted the liability by $51 million, which was partially offset by $3 million related to mortality. For the nine months ended September 30, 2026 and 2025, Payout Annuities did not have any significantly different actual experience compared to expected.
(3)    Includes deferred profit liability within Payout Annuities of $107 million, $92 million, $88 million and $62 million as of September 30, 2026, December 31, 2025, September 30, 2025 and December 31, 2024, respectively.

Effect of Annual Assumption Review

For the nine months ended September 30, 2026, Payout Annuities did not have a significant cash flow assumption impact attributable to the annual assumption review, and Traditional Life had a favorable cash flow assumption impact from updates to mortality assumptions, partially offset by updates to policyholder behavior assumptions.

For the nine months ended September 30, 2025, Payout Annuities did not have a significant cash flow assumption impact attributable to the annual assumption review, and Traditional Life had a favorable cash flow assumption impact from updates to mortality and policyholder behavior assumptions.

The following table summarizes the discounted and undiscounted expected future gross premiums and expected future benefit payments (in millions):

	As of September 30, 2026		As of September 30, 2025
	Undiscounted	Discounted	Undiscounted	Discounted
Payout Annuities
Expected future gross premiums	$–	$–	$–	$–
Expected future benefit payments	3,192	1,875	3,299	2,052
Traditional Life
Expected future gross premiums	12,832	8,315	13,242	9,285
Expected future benefit payments	12,623	8,250	13,074	9,173

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Payout Annuities
Gross premiums	$23	$26	$73	$74
Interest accretion	22	22	66	66
Traditional Life
Gross premiums	299	307	976	933
Interest accretion	36	36	108	111

The following table summarizes the weighted-average interest rates:

	For the Nine Months Ended September 30,
	2026	2025
Payout Annuities
Interest accretion rate	4.1%	4.0%
Current discount rate	6.1%	5.0%
Traditional Life
Interest accretion rate	5.0%	5.0%
Current discount rate	5.9%	4.6%

Liability for Future Claims

The liability for future claims represents reserves associated with our group long-term disability and life waiver products. The following table summarizes the balances of and changes in liability for future claims (in millions, except years):

	Group Protection
	As of or For the Nine Months Ended September 30,
	2026	2025
Balance as of beginning-of-year	$5,836	$5,628
Less: Effect of cumulative changes in discount
rate assumptions	(363)	(550)
Beginning balance at original discount rate	6,199	6,178
Effect of changes in cash flow assumptions	28	(66)
Effect of actual variances from expected experience (1)	(183)	(191)
Adjusted beginning-of-year balance	6,044	5,921
New incidence	1,200	1,176
Interest	159	148
Benefit payments	(1,122)	(1,080)
Ending balance at original discount rate	6,281	6,165
Effect of cumulative changes in discount
rate assumptions	(631)	(371)
Balance as of end-of-period	5,650	5,794
Less: Reinsurance recoverables	119	127
Balance as of end-of-period, net of reinsurance	$5,531	$5,667

Weighted-average duration of liability for future
claims (years)	5	5

(1)    Generally, the experience exhibited for the Group Protection business relates to morbidity and, to a lesser extent, mortality. Group Protection long-duration products have limited exposure to lapse risk, as the liabilities for future claims are limited to those associated with claim reserves. For the nine months ended September 30, 2026 and 2025, morbidity comprised substantially all of the favorable effect of actual variances from expected experience, as our claims experience was more favorable than assumed.

Effect of Annual Assumption Review

For the nine months ended September 30, 2026, we had an unfavorable cash flow assumption impact attributable to the annual assumption review from updates to incurred assumptions, partially offset by updates to the claim termination rate assumption.

For the nine months ended September 30, 2025, we had a favorable cash flow assumption impact attributable to the annual assumption review from updates to the claim termination rate assumption, partially offset by updates to social security and incurred assumptions.

The following table summarizes the discounted and undiscounted expected future benefit payments (in millions):

	As of September 30, 2026		As of September 30, 2025
	Undiscounted	Discounted	Undiscounted	Discounted
Group Protection
Expected future benefit payments	$7,677	$5,650	$7,486	$5,794

The following table summarizes the gross premiums and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Group Protection
Gross premiums	$905	$917	$2,729	$2,776
Interest accretion	51	48	159	148

The following table summarizes the weighted-average interest rates:

	For the Nine Months Ended September 30,
	2026	2025
Group Protection
Interest accretion rate	3.8%	3.5%
Current discount rate	5.9%	4.7%

Additional Liabilities for Other Insurance Benefits

Additional liabilities for other insurance benefits represent reserves associated with our UL and VUL contracts with secondary guarantees, including MoneyGuard®. The following table summarizes the balances of and changes in additional liabilities for other insurance benefits (in millions, except years):

	UL and Other
	As of or For the Nine Months Ended September 30,
	2026	2025
Balance as of beginning-of-year	$17,948	$16,062
Less: Effect of cumulative changes in shadow
balance in AOCI	(2,191)	(2,673)
Balance as of beginning-of-year, excluding
shadow balance in AOCI	20,139	18,735
Effect of changes in cash flow assumptions (1)	174	121
Effect of actual variances from expected experience (2)(3)	159	183
Adjusted beginning-of-year balance	20,472	19,039
Interest accrual	757	700
Net assessments collected	849	922
Benefit payments	(902)	(850)
Balance as of end-of-period, excluding shadow
balance in AOCI	21,176	19,811
Effect of cumulative changes in shadow
balance in AOCI	(2,740)	(2,174)
Balance as of end-of-period	18,436	17,637
Less: Reinsurance recoverables	5,761	5,414
Balance as of end-of-period, net of reinsurance	$12,675	$12,223

Weighted-average duration of additional liabilities
for other insurance benefits (years)	16	16

(1)    For the nine months ended September 30, 2026 and 2025, the effect of changes in cash flow assumptions, net of reinsurance, unfavorably impacted net income by $42 million and $136 million, respectively.
(2)    For the nine months ended September 30, 2026 and 2025, the actual to expected reserve impact was attributable primarily to mortality, which unfavorably impacted the liability by $156 million and $193 million, respectively.
(3)    For the nine months ended September 30, 2026 and 2025, the effect of actual variances from expected experience, net of reinsurance, was $44 million and $88 million, respectively.

Effect of Annual Assumption Review

For the nine months ended September 30, 2026, we had an unfavorable cash flow assumption impact attributable to the annual assumption review from updates to mortality assumptions on UL contracts with secondary guarantees, partially offset by updates to morbidity assumptions on MoneyGuard business.

For the nine months ended September 30, 2025, we had an unfavorable cash flow assumption impact attributable to the annual assumption review from updates to mortality and policyholder behavior assumptions, partially offset by updates to morbidity assumptions.

The following table summarizes the gross assessments and interest accretion (in millions) recognized in insurance premiums and benefits, respectively, on the Consolidated Statements of Comprehensive Income (Loss):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
UL and Other
Gross assessments	$633	$743	$1,978	$2,229
Interest accretion	257	239	757	700

The following table summarizes the weighted-average interest rates:

	For the Nine Months Ended September 30,
	2026	2025
UL and Other
Interest accretion rate	5.5%	5.5%

12. Short-Term and Long-Term Debt

Changes in short-term and long-term debt (in millions) were as follows:

For the Nine
Months Ended
September 30,
2026
Short-Term Debt
Balance as of beginning-of-year	$400
Repayment of 3.625% Senior Notes, due 2026	(400)
Total short-term debt	$–

Long-Term Debt
Balance as of beginning-of-year	$5,866
Refinance variable-rate term loan (1)	100
Issuance of 6.800% Subordinated Notes, due 2056 (2)	500
Unamortized discounts	12
Unamortized debt issuance costs	(4)
Unamortized adjustments from discontinued hedges	(12)
Fair value hedge on interest rate swap agreements	(22)
Total long-term debt	$6,440

(1)    On March 30, 2026, we refinanced our $150 million variable-rate term loan due 2027 into a $250 million variable-rate term loan due March 30, 2031. The term loan uses a Secured Overnight Financing Rate-based interest rate, plus an applicable credit spread of 125 basis points as of September 30, 2026.
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

The priority ranking of our outstanding long-term debt is as follows: (i) unsecured senior debt, which consists of our outstanding senior notes and our variable-rate term loan, (ii) our subordinated notes, including our 6.800% Subordinated Notes, then (iii) our outstanding capital securities.

Credit Facility

On March 27, 2026, we entered into an amended and restated credit agreement with a syndicate of banks, which amended and restated our existing five-year revolving amended and restated credit agreement dated as of December 21, 2023. The credit agreement, which is unsecured, allows for the issuance of letters of credit (“LOCs”) and borrowing of up to $2.0 billion and has a commitment termination date of March 27, 2031. The LOCs under the credit facility are used primarily to satisfy reserve credit requirements of (i) our domestic insurance companies for which reserve credit is provided by our affiliated reinsurance companies and (ii) certain ceding companies of our legacy reinsurance business. Lincoln National Corporation guarantees the obligations of its subsidiaries under the credit agreement. As of September 30, 2026, there were $91 million of LOCs issued, and no amount was drawn on the issued LOCs.
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

Upon an event of default, the credit agreement, as currently in effect, provides that, among other things, the commitments may be terminated and the loans then outstanding may be declared due and payable. As of September 30, 2026, we were in compliance with all such covenants.

13. Fair Value of Financial Instruments

Financial Instruments Carried at Fair Value

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels:

	As of September 30, 2026
	Asset (Liability) Measurement in the			Total
	Fair Value Hierarchy			Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities: (1)
Corporate bonds	$–	$58,471	$3,189	$61,660
U.S. government bonds	910	18	–	928
State and municipal bonds	–	1,785	–	1,785
Foreign government bonds	–	183	–	183
RMBS	–	1,846	20	1,866
CMBS	–	2,815	173	2,988
ABS	–	15,092	6,366	21,458
Hybrid and redeemable preferred securities	29	101	77	207
Trading securities	–	1,156	220	1,376
Equity securities (2)	32	203	49	284
Mortgage loans on real estate – FVO	–	–	187	187
Derivative investments (3)	–	16,976	6	16,982
Other investments – short-term investments	–	32	5	37
Other investments – FVO	–	–	27	27
MRB assets	–	–	5,433	5,433
Other assets:
Ceded MRBs	–	–	2	2
Indexed annuity ceded embedded derivatives	–	–	1,397	1,397
Separate account assets	366	181,843	–	182,209
Total assets	$1,337	$280,521	$17,151	$299,009

Liabilities
Policyholder account balances – RILA, fixed annuity
and IUL contracts	$–	$–	$(16,586)	$(16,586)
Funds withheld reinsurance liabilities – reinsurance-related
embedded derivatives	–	195	225	420
MRB liabilities	–	–	(660)	(660)
Other liabilities:
Ceded MRBs	–	–	(416)	(416)
Derivative liabilities (3)	–	(6,876)	(569)	(7,445)
Total liabilities	$–	$(6,681)	$(18,006)	$(24,687)

	As of December 31, 2025
	Asset (Liability) Measurement in the			Total
	Fair Value Hierarchy			Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities: (1)
Corporate bonds	$–	$65,132	$3,913	$69,045
U.S. government bonds	849	20	–	869
State and municipal bonds	–	2,147	–	2,147
Foreign government bonds	–	226	–	226
RMBS	–	2,122	–	2,122
CMBS	–	2,417	85	2,502
ABS	–	12,698	3,584	16,282
Hybrid and redeemable preferred securities	32	140	83	255
Trading securities	–	1,347	329	1,676
Equity securities (2)	234	234	33	501
Mortgage loans on real estate – FVO	–	–	199	199
Derivative investments (3)	–	16,001	28	16,029
Other investments – short-term investments	–	193	1	194
MRB assets	–	–	4,753	4,753
Other assets:
Ceded MRBs	–	–	2	2
Indexed annuity ceded embedded derivatives	–	–	1,369	1,369
Separate account assets	383	179,709	–	180,092
Total assets	$1,498	$282,386	$14,379	$298,263

Liabilities
Policyholder account balances – RILA, fixed annuity
and IUL contracts	$–	$–	$(15,115)	$(15,115)
Funds withheld reinsurance liabilities – reinsurance-related
embedded derivatives	–	145	(434)	(289)
MRB liabilities	–	–	(1,118)	(1,118)
Other liabilities:
Ceded MRBs	–	–	(359)	(359)
Derivative liabilities (3)	–	(6,008)	(136)	(6,144)
Total liabilities	$–	$(5,863)	$(17,162)	$(23,025)

(1)    For private placement securities, we use pricing matrices that utilize observable pricing inputs of similar public securities and Treasury yields as inputs to the fair value measurement. Private placement securities are classified as Level 2 when their inputs are derived from, or corroborated by, observable market data. For certain private placement securities, we use a discounted cash flow model that incorporates significant unobservable inputs, which reflect our assumptions about the inputs market participants would use in pricing the security. When these inputs are significant to the fair value measurement, we classify the security as Level 3.
(2)    Total investments included in the fair value hierarchy exclude certain closed-end funds that are measured at estimated fair value using the NAV per share (or its equivalent) practical expedient. The estimated fair value of such investments was $167 million and $135 million as of September 30, 2026, and December 31, 2025, respectively.
(3)    Derivative investment assets and liabilities are presented within the fair value hierarchy on a gross basis by derivative type and not on a master netting basis by counterparty.

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

	For the Three Months Ended September 30, 2026
			Gains	Issuances,	Transfers
	Beginning	Items	(Losses)	Sales,	Into or	Ending
	Asset	Included	in	Maturities,	Out	Asset
	(Liability)	in	OCI	Settlements,	of	(Liability)
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$3,398	$(14)	$(73)	$(22)	$(100)	$3,189
RMBS	–	–	–	20	–	20
CMBS	117	–	(2)	63	(5)	173
ABS	5,032	–	(97)	1,615	(184)	6,366
Hybrid and redeemable preferred
securities	80	–	–	(3)	–	77
Trading securities	188	(4)	–	(14)	50	220
Equity securities	30	–	–	19	–	49
Mortgage loans on real estate –
FVO	195	(4)	–	(4)	–	187
Other investments – short-term
investments	5	–	–	5	(5)	5
Other investments – FVO	–	–	–	27	–	27
Other assets:
Ceded MRBs (3)	2	–	–	–	–	2
Indexed annuity ceded embedded
derivatives (4)	1,437	(9)	–	(31)	–	1,397
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	$(16,856)	$(60)	$–	$330	$–	$(16,586)
Funds withheld reinsurance
liabilities – reinsurance-related
embedded derivatives (4)	(336)	561	–	–	–	225
Other liabilities:
Ceded MRBs (3)	(389)	(27)	–	–	–	(416)
Derivative liabilities, net (4)	(54)	(509)	–	–	–	(563)

	For the Three Months Ended September 30, 2025
			Gains	Issuances,	Transfers
	Beginning	Items	(Losses)	Sales,	Into or	Ending
	Asset	Included	in	Maturities,	Out	Asset
	(Liability)	in	OCI	Settlements,	of	(Liability)
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$2,913	$(6)	$5	$160	$(52)	$3,020
RMBS	68	–	–	–	(67)	1
CMBS	41	–	1	9	–	51
ABS	2,977	–	35	411	(71)	3,352
Hybrid and redeemable preferred
securities	82	–	–	–	–	82
Trading securities	280	3	–	4	–	287
Equity securities	83	(1)	–	4	–	86
Mortgage loans on real estate –
FVO	232	(1)	(1)	–	–	230
Other investments – short-term
investments	24	–	–	(16)	–	8
Other assets:
Ceded MRBs (3)	2	–	–	–	–	2
Indexed annuity ceded embedded
derivatives (4)	1,236	64	–	33	–	1,333
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	$(13,089)	$(1,693)	$–	$(136)	$–	$(14,918)
Funds withheld reinsurance
liabilities – reinsurance-related
embedded derivatives (4)	(309)	(192)	–	–	–	(501)
Other liabilities:
Ceded MRBs (3)	(341)	(8)	–	–	–	(349)
Derivative liabilities, net (4)	(115)	4	–	–	–	(111)

	For the Nine Months Ended September 30, 2026
			Gains	Issuances,	Transfers
	Beginning	Items	(Losses)	Sales,	Into or	Ending
	Asset	Included	in	Maturities,	Out	Asset
	(Liability)	in	OCI	Settlements,	of	(Liability)
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$3,913	$(40)	$(102)	$294	$(876)	$3,189
RMBS	–	–	–	20	–	20
CMBS	85	1	(4)	133	(42)	173
ABS	3,584	(25)	(168)	3,290	(315)	6,366
Hybrid and redeemable preferred
securities	83	–	(2)	(4)	–	77
Trading securities	329	(6)	–	(131)	28	220
Equity securities	33	(6)	–	22	–	49
Mortgage loans on real estate –
FVO	199	(5)	(1)	(6)	–	187
Other investments – short-term
investments	1	–	–	37	(33)	5
Other investments – FVO	–	–	–	27	–	27
Other assets:
Ceded MRBs (3)	2	–	–	–	–	2
Indexed annuity ceded embedded
derivatives (4)	1,369	111	–	(83)	–	1,397
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	$(15,115)	$(2,046)	$–	$575	$–	$(16,586)
Funds withheld reinsurance
liabilities – reinsurance-related
embedded derivatives (4)	(434)	659	–	–	–	225
Other liabilities:
Ceded MRBs (3)	(359)	(57)	–	–	–	(416)
Derivative liabilities, net (4)	(108)	(497)	–	42	–	(563)

	For the Nine Months Ended September 30, 2025
			Gains	Issuances,	Transfers
	Beginning	Items	(Losses)	Sales,	Into or	Ending
	Asset	Included	in	Maturities,	Out	Asset
	(Liability)	in	OCI	Settlements,	of	(Liability)
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net	Value
Assets
Investments: (2)
Fixed maturity AFS securities:
Corporate bonds	$2,702	$(43)	$8	$294	$59	$3,020
RMBS	1	–	–	74	(74)	1
CMBS	8	–	1	49	(7)	51
ABS	2,092	(21)	40	1,294	(53)	3,352
Hybrid and redeemable preferred
securities	63	–	–	19	–	82
Trading securities	259	8	–	–	20	287
Equity securities	34	(9)	–	7	54	86
Mortgage loans on real estate –
FVO	232	(3)	3	(2)	–	230
Other investments – short-term
investments	23	–	–	(15)	–	8
Other assets:
Ceded MRBs (3)	2	–	–	–	–	2
Indexed annuity ceded embedded
derivatives (4)	1,115	112	–	106	–	1,333
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts (4)	$(12,449)	$(2,161)	$–	$(308)	$–	$(14,918)
Funds withheld reinsurance
liabilities – reinsurance-related
embedded derivatives (4)	(234)	(267)	–	–	–	(501)
Other liabilities:
Ceded MRBs (3)	(381)	32	–	–	–	(349)
Derivative liabilities, net (4)	(136)	25	–	–	–	(111)

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

The following provides the components of the items included in issuances, sales, maturities, settlements and calls, net, (in millions) as reported above:

	For the Three Months Ended September 30, 2026
	Issuances	Sales	Maturities	Settlements	Calls	Total
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$341	$(231)	$–	$(111)	$(21)	$(22)
RMBS	20	–	–	–	–	20
CMBS	65	–	–	(2)	–	63
ABS	1,871	(3)	(1)	(178)	(74)	1,615
Hybrid and redeemable preferred
securities	–	–	–	(3)	–	(3)
Trading securities	10	(15)	–	(4)	(5)	(14)
Equity securities	19	–	–	–	–	19
Mortgage loans on real estate – FVO	–	–	–	(4)	–	(4)
Other investments – short-term investments	5	–	–	–	–	5
Other investments – FVO	27	–	–	–	–	27
Other assets – indexed annuity ceded
embedded derivatives	–	–	–	(31)	–	(31)
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	$(382)	$–	$–	$712	$–	$330

	For the Three Months Ended September 30, 2025
	Issuances	Sales	Maturities	Settlements	Calls	Total
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$342	$(7)	$–	$(175)	$–	$160
CMBS	9	–	–	–	–	9
ABS	563	(39)	–	(81)	(32)	411
Trading securities	22	(8)	(5)	(5)	–	4
Equity securities	5	(1)	–	–	–	4
Mortgage loans on real estate – FVO	1	–	–	(1)	–	–
Other investments – short-term investments	–	–	–	(16)	–	(16)
Other assets – indexed annuity ceded
embedded derivatives	37	–	–	(4)	–	33
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	$(398)	$–	$–	$262	$–	$(136)

	For the Nine Months Ended September 30, 2026
	Issuances	Sales	Maturities	Settlements	Calls	Total
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$941	$(296)	$(20)	$(287)	$(44)	$294
RMBS	20	–	–	–	–	20
CMBS	135	–	–	(2)	–	133
ABS	3,877	(3)	(1)	(445)	(138)	3,290
Hybrid and redeemable preferred
securities	–	–	(1)	(3)	–	(4)
Trading securities	10	(47)	(7)	(16)	(71)	(131)
Equity securities	27	(5)	–	–	–	22
Mortgage loans on real estate – FVO	1	–	–	(7)	–	(6)
Derivative investments	42	–	–	–	–	42
Other investments – short-term investments	38	–	(1)	–	–	37
Other investments – FVO	27	–	–	–	–	27
Other assets – indexed annuity ceded
embedded derivatives	–	–	–	(83)	–	(83)
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	$(1,143)	$–	$–	$1,718	$–	$575

	For the Nine Months Ended September 30, 2025
	Issuances	Sales	Maturities	Settlements	Calls	Total
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1,007	$(293)	$(6)	$(404)	$(10)	$294
RMBS	74	–	–	–	–	74
CMBS	64	(15)	–	–	–	49
ABS	1,726	(80)	(10)	(253)	(89)	1,294
Hybrid and redeemable preferred
securities	21	(2)	–	–	–	19
Trading securities	79	(60)	(5)	(14)	–	–
Equity securities	20	(13)	–	–	–	7
Mortgage loans on real estate – FVO	2	(1)	–	(3)	–	(2)
Other investments – short-term investments	11	–	(10)	(16)	–	(15)
Other assets – indexed annuity ceded
embedded derivatives	130	–	–	(24)	–	106
Liabilities
Policyholder account balances –
RILA, fixed annuity and
IUL contracts	$(1,057)	$–	$–	$749	$–	$(308)

The following summarizes changes in unrealized gains (losses) included in net income (loss) related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Investments:
Trading securities (1)	$(4)	$3	$(6)	$3
Equity securities (1)	–	2	(5)	(5)
Mortgage loans on real estate – FVO (1)	(4)	(1)	(5)	(3)
Derivative investments, net (1)	(514)	34	(537)	(9)
MRBs, net (2)	1,011	(349)	1,471	(10)
Funds withheld reinsurance liabilities –
reinsurance-related embedded derivatives (1)	561	(192)	659	(267)
Embedded derivatives – indexed annuity
and IUL contracts, net (1)	548	239	1,312	596

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

The following summarizes changes in unrealized gains (losses) included in OCI, net of tax, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Investments:
Fixed maturity AFS securities:
Corporate bonds	$(73)	$1	$(118)	$(17)
CMBS	(2)	1	(4)	1
ABS	(92)	33	(161)	43
Hybrid and redeemable preferred
securities	(1)	–	(2)	–
Mortgage loans on real estate – FVO	–	(1)	(1)	3

The following provides the components of the transfers into and out of Level 3 (in millions) as reported above:

	For the Three Months Ended September 30, 2026			For the Three Months Ended September 30, 2025
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$85	$(185)	$(100)	$–	$(52)	$(52)
RMBS	–	–	–	–	(67)	(67)
CMBS	–	(5)	(5)	–	–	–
ABS	46	(230)	(184)	–	(71)	(71)
Trading securities	50	–	50	–	–	–
Other investments – short-term investments	–	(5)	(5)	–	–	–

	For the Nine Months Ended September 30, 2026			For the Nine Months Ended September 30, 2025
	Transfers	Transfers		Transfers	Transfers
	Into	Out of		Into	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$141	$(1,017)	$(876)	$112	$(53)	$59
RMBS	–	–	–	–	(74)	(74)
CMBS	–	(42)	(42)	–	(7)	(7)
ABS	87	(402)	(315)	70	(123)	(53)
Trading securities	50	(22)	28	20	–	20
Equity securities	–	–	–	54	–	54
Other investments – short-term investments	–	(33)	(33)	–	–	–

Transfers into and out of Level 3 are generally the result of observable market information on financial instruments no longer being available or becoming available to our pricing vendors. For the three and nine months ended September 30, 2026 and 2025, transfers in and out of Level 3 were attributable primarily to the financial instruments’ observable market information no longer being available or becoming available.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of September 30, 2026:

					Weighted
				Assumption	Average	Impact of
	Fair	Valuation	Significant	or Input	Input	Increase to
	Value	Technique	Unobservable Inputs	Ranges	Range (1)	Fair Value (2)
Assets
Investments:
Fixed maturity AFS
securities:
Corporate bonds	$297	Disc. cash flow	Liquidity/duration adjustment (3)	0.0% - 2.2%	1.5%	Decrease
CMBS	38	Disc. cash flow	Liquidity/duration adjustment (3)	1.7% - 1.8%	1.7%	Decrease
Hybrid and
redeemable
preferred securities	35	Disc. cash flow	Liquidity/duration adjustment (3)	1.7% - 1.8%	1.8%	Decrease
Equity securities	20	Disc. cash flow	Liquidity/duration adjustment (3)	1.8% - 4.5%	2.4%	Decrease
MRB assets	5,433	Disc. cash flow	Lapse (4)	1.0% - 30.0%	(11)	(12)
			Utilization of GLB withdrawals (5)	85.0% -100.0%	93.0%	Decrease
			Claims utilization factor (6)	50.0% - 100.0%	(11)	Decrease
			Premiums utilization factor (6)	80.0% - 115.0%	(11)	Increase
			Non-performance risk (7)	0.3% - 2.1%	1.6%	Increase
			Mortality (8)	(10)	(11)	(12)
			Volatility (9)	1.0% - 27.0%	15.3%	Decrease
Other assets:
Ceded MRBs (13)	2
Indexed annuity
ceded embedded
derivatives	1,397	Disc. cash flow	Lapse (4)	0.0% - 9.0%	(11)	(12)
			Mortality (8)	(10)	(11)	(12)
Liabilities
Policyholder account
balances – indexed
annuity contracts
embedded derivatives	$(16,515)	Disc. cash flow	Lapse (4)	0.0% - 9.0%	(11)	(12)
			Mortality (8)	(10)	(11)	(12)
MRB liabilities	(660)	Disc. cash flow	Lapse (4)	1.0% - 30.0%	(11)	Decrease
			Utilization of GLB withdrawals (5)	85.0% -100.0%	93.0%	Increase
			Claims utilization factor (6)	50.0% - 100.0%	(11)	Increase
			Premiums utilization factor (6)	80.0% - 115.0%	(11)	Decrease
			Non-performance risk (7)	0.3% - 2.1%	1.6%	Decrease
			Mortality (8)	(10)	(11)	Decrease
			Volatility (9)	1.0% - 27.0%	15.3%	Increase
Other liabilities –
ceded MRBs (13)	(416)

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of December 31, 2025:

					Weighted
				Assumption	Average	Impact of
	Fair	Valuation	Significant	or Input	Input	Increase to
	Value	Technique	Unobservable Inputs	Ranges	Range (1)	Fair Value (2)
Assets
Investments:
Fixed maturity AFS
securities:
Corporate bonds	$706	Disc. cash flow	Liquidity/duration adjustment (3)	0.0% - 6.2%	1.4%	Decrease
ABS	8	Disc. cash flow	Liquidity/duration adjustment (3)	1.1% - 1.1%	1.1%	Decrease
CMBS	41	Disc. cash flow	Liquidity/duration adjustment (3)	1.8% - 1.9%	1.8%	Decrease
Hybrid and
redeemable
preferred securities	40	Disc. cash flow	Liquidity/duration adjustment (3)	1.6% - 1.9%	1.7%	Decrease
Equity securities	4	Disc. cash flow	Liquidity/duration adjustment (3)	4.5% - 4.5%	4.5%	Decrease
MRB assets	4,753	Disc. cash flow	Lapse (4)	1.0% - 30.0%	(11)	(12)
			Utilization of GLB withdrawals (5)	85.0% - 100.0%	93.0%	Decrease
			Claims utilization factor (6)	50.0% - 100.0%	(11)	Decrease
			Premiums utilization factor (6)	80.0% - 115.0%	(11)	Increase
			Non-performance risk (7)	0.2% - 1.60%	1.3%	Increase
			Mortality (8)	(10)	(11)	(12)
			Volatility (9)	1.0% - 27.0%	15.1%	Decrease
Other assets:
Ceded MRBs (13)	2
Indexed annuity
ceded embedded
derivatives	1,369	Disc. cash flow	Lapse (4)	0.0% - 9.0%	(11)	(12)
			Mortality (8)	(10)	(11)	(12)
Liabilities
Policyholder account
balances – indexed
annuity contracts
embedded derivatives	$(15,031)	Disc. cash flow	Lapse (4)	0.0% - 9.0%	(11)	(12)
			Mortality (8)	(10)	(11)	(12)
MRB liabilities	(1,118)	Disc. cash flow	Lapse (4)	1.0% - 30.0%	(11)	Decrease
			Utilization of GLB withdrawals (5)	85.0% - 100.0%	93.0%	Increase
			Claims utilization factor (6)	50.0% - 100.0%	(11)	Increase
			Premiums utilization factor (6)	80.0% -115.0%	(11)	Decrease
			Non-performance risk (7)	0.2% - 1.60%	1.3%	Decrease
			Mortality (8)	(10)	(11)	Decrease
			Volatility (9)	1.0% - 27.0%	15.1%	Increase
Other liabilities –
ceded MRBs (13)	(359)

(1)    Unobservable inputs were weighted by the relative fair value of the instruments, unless otherwise noted.
(2)    An increase in a significant input that results in a higher fair value measurement for an asset would result in a lower fair value measurement if the same instrument were in a liability position. The unobservable inputs are not inter-related; therefore, a directional change in one input would not have affected the other inputs.

(3)    The liquidity/duration adjustment input represents an estimated market participant composite of adjustments attributable to liquidity premiums, expected durations, structures and credit quality that would be applied to the market observable information of an investment.
(4)    The lapse input represents the estimated probability of a contract surrendering during a year, and thereby forgoing any future benefits. The range for indexed annuity contracts represents the lapses during the surrender charge period.
(5)    The utilization of GLB withdrawals input represents the estimated percentage of policyholders that utilize the GLB withdrawal riders.
(6)    The utilization factors are applied to the present value of claims or premiums, as appropriate, in the MRB calculation to estimate the impact of inefficient GLB withdrawal behavior, including taking less than or more than the maximum GLB withdrawal.
(7)    The non-performance risk input represents the estimated additional credit spread that market participants would apply to the market observable discount rate when pricing a contract. The non-performance risk input was weighted by the absolute value of the sensitivity of the reserve to the non-performance risk assumption.
(8)    The mortality input represents the estimated probability of when an individual belonging to a particular group, categorized according to age or some other factor such as gender, will die.
(9)    The volatility input represents overall volatilities assumed for the underlying variable annuity funds, which include a mixture of equity and fixed-income assets. Volatility assumptions vary by fund due to the benchmarking of different indices. The volatility input was weighted by the relative account balance assigned to each index.
(10)    The mortality is based on a combination of company and industry experience, adjusted for improvement factors.
(11)    A weighted average input range is not a meaningful measurement for lapse, utilization factors or mortality.
(12)    The impact to fair value can be an increase or decrease depending on the degree of change to the lapse or mortality rate assumptions.
(13)    The fair value inputs for ceded MRBs are consistent with those used to value MRB assets and liabilities.

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

Fair Value Option

Mortgage Loans on Real Estate

Mortgage loans on real estate, net of allowance for credit losses, as reported on the Consolidated Balance Sheets, includes mortgage loans on real estate for which the fair value option was elected. The fair value option allows us to elect fair value as an alternative measurement for mortgage loans not otherwise reported at fair value. We have made these elections for certain mortgage loans associated with modified coinsurance agreements to help mitigate the inconsistency in earnings that would otherwise result from the use of embedded derivatives included with these loans. Changes in fair value are reflected in realized gain (loss) on the Consolidated Statement of Comprehensive Income (Loss). Changes in fair value due to instrument-specific credit risk are estimated using changes in credit spreads and quality ratings for the period reported. Mortgage loans on real estate for which the fair value option was elected are valued using third-party pricing services. We have procedures in place to review the valuations each quarter to ensure they are reasonable, including utilizing a separate third-party to reperform the valuation for a selection of mortgage loans on an annual basis. Due to lack of observable inputs, mortgage loans electing the fair value option are classified as Level 3 within the fair value hierarchy.

Other Investments

Other investments on the Consolidated Balance Sheets include residual interests in securitization vehicles for which the fair value option was elected. We elected the fair value option for residual interests to reflect changes in fair value in net income (loss). Changes in fair value of residual interests are reflected in net investment income on the Consolidated Statements of Comprehensive Income (Loss).

Residual interests are generally valued based on our share of the vehicle’s equity, with consideration given to the terms of the senior tranches issued from the vehicle. Due to lack of observable inputs, residual interests are classified as Level 3 within the fair value hierarchy.

The fair value and aggregate contractual principal for mortgage loans on real estate, and the fair value of residual interests, for which the fair value option was elected were as follows (in millions):

	As of September 30,	As of December 31,
	2026	2025
Mortgage loans on real estate:
Fair value	$187	$199
Aggregate contractual principal	225	231

Other investments:
Fair value	27	–

For information on current and past due composition and accruing status for loans where we have elected the fair value option, see Note 3.

Financial Instruments Not Carried at Fair Value

The following summarizes the fair value by the fair value hierarchy levels and the carrying amount of our financial instruments not carried at fair value (in millions):

	As of September 30, 2026
	Asset (Liability) Measurement in the			Total
	Fair Value Hierarchy			Fair	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value	Amount
Assets
Investments:
Mortgage loans on real estate	$–	$–	$23,080	$23,080	$24,457
Other investments	–	1,085	6,872	7,957	7,984
Policy loans	–	2,592	–	2,592	2,592

Liabilities
Policyholder account balances – certain investment
contracts	$–	$–	$(37,393)	$(37,393)	$(45,139)
Policyholder account balances – funding agreements	–	(5,427)	–	(5,427)	(5,517)
Long-term debt	–	(5,817)	–	(5,817)	(6,440)
Funds withheld reinsurance-related liabilities – excluding
embedded derivatives	–	–	(15,889)	(15,889)	(15,889)

	As of December 31, 2025
	Asset (Liability) Measurement in the			Total
	Fair Value Hierarchy			Fair	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value	Amount
Assets
Investments:
Mortgage loans on real estate	$–	$–	$21,756	$21,756	$22,273
Other investments	–	962	5,759	6,721	6,721
Policy loans	–	2,626	–	2,626	2,626

Liabilities
Policyholder account balances – certain investment
contracts	$–	$–	$(36,710)	$(36,710)	$(43,793)
Policyholder account balances – funding agreements	–	(3,778)	–	(3,778)	(3,749)
Short-term debt	–	(399)	–	(399)	(400)
Long-term debt	–	(5,605)	–	(5,605)	(5,866)
Funds withheld reinsurance-related liabilities – excluding
embedded derivatives	–	–	(17,633)	(17,633)	(17,633)

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

Other Investments

The carrying value of our assets classified as other investments, excluding short-term investments and residual interests, approximates fair value. Other investments include primarily LPs and other privately held investments that are accounted for using the equity method of accounting and the carrying value is based on our proportional share of the net assets of the LPs. Other investments also include FHLB stock, which is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value, and the investments in corporate-owned universal life insurance and variable universal life insurance, which are recorded at cash surrender value and not required to be included in the table above. The inputs used to measure the fair value of our LPs, other privately held investments and FHLB stock are classified as Level 3 within the fair value hierarchy. The remaining assets in other investments include cash collateral receivables and securities that are not LPs or other privately held investments. The inputs used to measure the fair value of these assets are classified as Level 2 within the fair value hierarchy.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of September 30, 2026.

For some matters, the Company is able to estimate a reasonably possible range of loss. For such matters in which a loss is probable, an accrual has been made. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Accordingly, the estimate contained in this paragraph reflects two types of matters. For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable. In these cases, the estimate reflects the reasonably possible loss or range of loss. As of September 30, 2026, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $70 million, after-tax. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure on such matters.

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

Cost of Insurance and Other Litigation

Cost of Insurance Litigation

Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company, filed in the U.S. District Court for the District of Connecticut, No. 3:16-cv-00827, is a putative class action that was served on LNL on June 8, 2016. Plaintiff is the owner of a universal life insurance policy who alleges that LNL charged more for non-guaranteed cost of insurance than permitted by the policy. Plaintiff seeks to represent all universal life and variable universal life policyholders who owned policies issued or administered by LNL containing non-guaranteed cost of insurance provisions that are similar to those of plaintiff’s policy and seeks damages on behalf of all such policyholders. On January 11, 2019, the court dismissed plaintiff’s complaint in its entirety. In response, plaintiff filed a motion for leave to amend the complaint, which, on September 25, 2023, the court granted in part and denied in part. Plaintiff filed an amended complaint on October 10, 2023. On March 7, 2024, the parties entered into a provisional settlement agreement that encompasses policies that are at issue in this case, which also includes all policies at issue in the lawsuits captioned Iwanski v. First Penn-Pacific Life Insurance Company (“FPP”), TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company and Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York (“LLANY”), each of which are described below. The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024, and on September 4, 2024, the court granted preliminary approval of the provisional settlement. On June 16, 2025, the court granted final approval of the provisional settlement and on June 18, 2025, entered final judgment and dismissed the case. On July 16, 2025, a group of objectors, including the plaintiffs in the Iwanski, TVPX ARS INC. and Vida cases, appealed the final approval of the provisional settlement to the U.S. Court of Appeals for the Second Circuit. On August 11, 2026, the Second Circuit reversed the final approval of the settlement, finding that the record did not support a determination that the named plaintiffs were typical of the class. On September 8, 2026, the parties entered into an amended settlement agreement to add plaintiffs with policies issued by FPP and LLANY and to add FPP and LLANY as defendants. The other terms of the settlement were not materially changed. On October 2, 2026, the plaintiffs filed an amended complaint reflecting these changes. On October 28, 2026, certain Glover class members filed objections to the amended settlement. The amended settlement continues to consist of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in Iwanski, TVPX ARS INC. and Vida). As of September 30, 2026, the total provisional settlement amount of $147.5 million, pre-tax, remains accrued.

Iwanski v. First Penn-Pacific Life Insurance Company, No. 2:18-cv-01573, filed in the U.S. District Court for the Eastern District of Pennsylvania is a putative class action that was filed on April 13, 2018. Plaintiff alleges that defendant FPP breached the terms of his life insurance policy by deducting non-guaranteed cost of insurance charges in excess of what is permitted by the policies. Plaintiff seeks to represent all owners of universal life insurance policies issued by FPP containing non-guaranteed cost of insurance provisions that are similar to those of plaintiff’s policy and seeks damages on their behalf. Breach of contract is the only cause of action asserted. On March 7, 2024, the parties in Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company (discussed above) entered into a provisional settlement agreement that encompasses all policies at issue in this case, as the Glover case is inclusive of all policies in this case, as well as in the lawsuits captioned TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company and Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York (both discussed below). The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024, and on September 4, 2024, the court granted preliminary approval of the provisional settlement. On June 16, 2025, the court granted final approval of the Glover provisional settlement and on June 18, 2025, entered final judgment and dismissed the case. As described more fully above in the Glover discussion, (i) in July 2025, a group of objectors appealed the approval of the final settlement, (ii) the approval was reversed by the Second Circuit in August 2026, (iii) in September 2026, the Glover parties entered into an amended settlement agreement and (iv) on October 28, 2026, certain Glover class members filed objections to the amended settlement. The amended settlement continues to consist of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in Iwanski, TVPX ARS INC. and Vida). On August 11, 2026, the Iwanski court stayed the Iwanski case, and on September 17, 2026, the Iwanski court dismissed all pending motions, permitting leave to refile upon the conclusion of the renewed settlement proceedings in Glover.

TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company, filed in the U.S. District Court for the Eastern District of Pennsylvania, No. 2:18-cv-02989, is a putative class action that was filed on July 17, 2018. Plaintiff alleges that LNL charged more for non-guaranteed cost of insurance than permitted by the policy. Plaintiff seeks to represent all universal life and variable universal life policyholders who own policies issued by LNL or its predecessors containing non-guaranteed cost of insurance provisions that are similar to those of plaintiff’s policy and seeks damages on behalf of all such policyholders. On March 7, 2024, the parties in Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company (discussed above) entered into a provisional settlement agreement that encompasses all policies at issue in this case, as the Glover case is inclusive of all policies in this case, as well as in the lawsuits captioned Iwanski v. First Penn-Pacific Life Insurance Company (discussed above) and Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York (discussed below). The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024, and on September 4, 2024, the court granted preliminary approval of the provisional settlement. On June 16, 2025, the court granted final approval of the Glover provisional settlement and on June 18, 2025, entered final judgment and dismissed the case. As described more fully above in the Glover discussion, (i) in July 2025, a group of objectors appealed the approval of the final settlement, (ii) the approval was reversed by the Second Circuit in August 2026, (iii) in September 2026, the Glover parties entered into an amended settlement agreement and (iv) on October 28, 2026, certain Glover class members filed objections to the amended settlement. The amended settlement continues to consist of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in Iwanski, TVPX ARS INC. and Vida). On August 11, 2026, the TVPX ARS INC. court stayed the TVPX ARS INC. case, and on September 17, 2026, the TVPX ARS INC. court dismissed all pending motions, permitting leave to refile upon the conclusion of the renewed settlement proceedings in Glover.

Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York, pending in the U.S. District Court for the Southern District of New York, No. 1:19-cv-06004, is a putative class action that was filed on June 27, 2019. Plaintiff alleges that LLANY charged more for non-guaranteed cost of insurance than was permitted by the policies. On March 31, 2022, the court issued an order granting plaintiff’s motion for class certification and certified a class of all current or former owners of six universal life insurance products issued by LLANY that were assessed a cost of insurance charge any time on or after June 27, 2013. Plaintiff seeks damages on behalf of the class. On April 19, 2023, LLANY filed a motion for summary judgment. On March 7, 2024, the parties in Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company (discussed above) entered into a provisional settlement agreement that encompasses all policies at issue in this case, as the Glover case is inclusive of all policies in this case, as well as in the lawsuits captioned Iwanski v. First Penn-Pacific Life Insurance Company and TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company (both discussed above). The Glover plaintiffs’ motion for preliminary approval of the provisional settlement was filed on March 8, 2024, and on September 4, 2024, the court granted preliminary approval of the provisional settlement. On March 29, 2024, the court issued its summary judgment decision, granting LLANY’s motion in part and denying it in part, and entering summary judgment against twenty-two policyholders that the court determined were not economically harmed. On June 25, 2024, the court granted LLANY’s April 12, 2024, motion to stay proceedings in this matter pending the completion of the approval process in Glover. On June 16, 2025, the court granted final approval of the Glover provisional settlement and on June 18, 2025, entered final judgment and dismissed the case. As described more fully above in the Glover discussion, (i) in July 2025, a group of objectors appealed the approval of the final settlement, (ii) the approval was reversed by the Second Circuit in August 2026, (iii) in September 2026, the Glover parties entered into an amended settlement agreement and (iv) on October 28, 2026, certain Glover class members filed objections to the amended settlement. The amended settlement continues to consist of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in Iwanski, TVPX ARS INC. and Vida).

Angus v. The Lincoln National Life Insurance Company, pending in the U.S. District Court for the Eastern District of Pennsylvania, No. 2:22-cv-01878, is a putative class action filed on May 13, 2022. Plaintiff alleges that defendant LNL breached the terms of his life insurance policy by deducting non-guaranteed cost of insurance charges in excess of what is permitted by the policies. Plaintiff seeks to represent all owners of universal life insurance policies issued or insured by LNL or its predecessors containing non-guaranteed cost of insurance provisions that are similar to those of plaintiff’s policy and seeks damages on their behalf. Breach of contract is the only cause of action asserted. On August 26, 2022, LNL filed a motion to dismiss. We are vigorously defending this matter.

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

In Re Lincoln National Corporation Stockholder Derivative Litigation, No. 2:24-cv-02713, is the matter name for the following two civil actions that were consolidated for all purposes on September 26, 2024, by the U.S. District Court for the Eastern District of Pennsylvania: Lawrence Hollin, derivatively on behalf of Nominal Defendant Lincoln National Corporation v. Ellen G. Cooper, Dennis R. Glass, Randal J. Freitag, Deirdre P Connelly, William H. Cunningham, Reginald E. Davis, Eric G. Johnson, Gary C. Kelly, M. Leanne Lachman, Dale LeFebvre, Janet Liang, Michael F. Mee, Lynn M. Utter and Patrick S. Pittard and Lincoln National Corporation, No. 2:24-cv-02713 (E.D. Pa.), filed on June 20, 2024; and Robert R. Wiersum, derivatively on behalf of Lincoln National Corporation v. Ellen G. Cooper, Dennis R. Glass, Randal J. Freitag, Deirdre P Connelly, William H. Cunningham, Reginald E. Davis, Eric G. Johnson, Gary C. Kelly, M. Leanne Lachman, Dale LeFebvre, Janet Liang, Michael F. Mee, Lynn M. Utter and Patrick S. Pittard (the “Individual Defendants”) and Lincoln National Corporation (“Nominal Defendant”), No. 2:24-cv-03251 (E.D. Pa.), filed on July 23, 2024. By the same September 26, 2024, order, the court directed, among other things, that all proceedings and deadlines in this consolidated case be stayed until 30 days after resolution of all motions to dismiss (including the exhaustion of all related appeals) in the Meade matter discussed above. Plaintiffs bring this complaint for, inter alia, alleged breaches of fiduciary duties between November 4, 2020, at latest, through the date of filing and allege violations of the federal securities laws caused by the issuance of allegedly materially false and misleading statements issued, or caused to be issued, by the Individual Defendants in the Company’s SEC filings and other public statements. Plaintiffs allege that the Company thereby suffered loss, injury and damage. Among other relief, plaintiffs seek, in favor of the Company, damages sustained by the Company, punitive damages and attorney’s fees, an accounting for all damages to the Company and an unspecified order directing the Company to improve existing corporate governance and internal procedures. The Individual Defendants are vigorously defending this matter.

In Re Lincoln National Corporation Shareholder Derivative Litigation, No. CV-2024-0011319, is the matter name for the following two civil actions that were consolidated for all purposes on February 28, 2025, by the Court of Common Pleas of Delaware County, Pennsylvania: Anthony Morgan, derivatively on behalf of Nominal Defendant Lincoln National Corporation v. Ellen G. Cooper, Deirdre P. Connelly, William H. Cunningham, Reginald Davis, Eric C. [G.] Johnson, Gary C. Kelly, M. Leanne Lachman, Dale LeFebvre, Janet Liang, Lynn M. Utter, Dennis Glass and Randal Freitag and Lincoln National Corporation, No. CV-2024-011319 (Court of Common Pleas of Delaware County, Pennsylvania) filed on December 31, 2024; and Harry Rosenthal, derivatively on behalf of Nominal Defendant Lincoln National Corporation v. Ellen G. Cooper, Deirdre P Connelly, William H. Cunningham, Reginald Davis, Eric C. [G.] Johnson, Gary C. Kelly, M. Leanne Lachman, Dale LeFebvre, Janet Liang, Lynn M. Utter, Dennis Glass and Randal Freitag (the “Individual Defendants”) and Lincoln National Corporation (“Nominal Defendant”), No. CV-2025-00146 (Court of Common Pleas of Delaware County, Pennsylvania) filed on January 3, 2025. By the same February 28, 2025, order, the court directed, among other things, that all proceedings and deadlines in this consolidated case be stayed until 30 days after resolution of all motions to dismiss (including the exhaustion of all related appeals) in the Meade matter discussed above. Plaintiffs bring this verified shareholder derivative complaint purportedly on behalf of the Nominal Defendant against the Individual Defendants, inter alia, for alleged breaches of fiduciary duties for allegedly failing to comply with federal securities laws, by the issuance of allegedly materially false and misleading statements in the Company’s SEC filings and other public statements. Plaintiffs allege claims against the Individual Defendants for breach of fiduciary duties and for unjust enrichment. Plaintiffs allege, inter alia, that the Individual Defendants failed to disclose to investors: (i) that the Company was experiencing a decline in its VUL business; (ii) that, as a result, the goodwill associated with the life insurance business was overstated; (iii) that, as a result, the Company’s policy lapse assumptions were outdated; (iv) that, as a result, the Company’s reserves were overstated; (v) that, as a result, the Company’s reported financial results and financial statements were misstated; and (vi) that, as a result, the Individual Defendants’ positive statements about the Company’s business, operations and prospects were materially misleading and/or lacked a reasonable basis. Plaintiffs allege that the Company thereby suffered loss, injury and damage. Among other relief, the action seeks specifically, in favor of the Company: damages sustained by the Company; a direction by the court for the Company to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with all applicable laws and to protect the Company and its shareholders; restitution from the Individual Defendants, and each of them, and an order for the disgorgement of all profits, benefits and other compensation obtained by the Individual Defendants; the costs and disbursements of the action, including reasonable attorneys’ fees, accountants’ and experts’ fees, costs and expenses; and such other and further relief as the court deems just and proper. The Individual Defendants are vigorously defending this matter.

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

PHL Variable Insurance Company, a Connecticut-domiciled life insurer, and its subsidiaries Concord Re, Inc. and Palisado Re, Inc., (collectively, “PHL”) has been in a court-supervised rehabilitation proceeding since May 20, 2024. As reported to the Connecticut Superior Court on December 31, 2025, the Connecticut Insurance Commissioner, acting in the capacity of the rehabilitator for PHL, has determined that a rehabilitation plan is not feasible and that any resolution of PHL’s liabilities is expected to require a liquidation order with a finding of insolvency in order to trigger state guaranty association coverage. As of September 30, 2026, we have not recorded a liability specific to PHL because the amount and timing of any assessments are not reasonably estimable.

15. Shares and Stockholders’ Equity

Preferred Shares

Preferred stock authorized, issued and outstanding (number of shares) was as follows:

	As of September 30, 2026			As of December 31, 2025
	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
9.250% Fixed Rate Reset Non-Cumulative
Preferred Stock, Series C	20,000	9,363	9,363	20,000	20,000	20,000
9.000% Non-Cumulative Preferred Stock, Series D	20,000	13,146	13,146	20,000	20,000	20,000
Not designated	9,960,000	–	–	9,960,000	–	–
Total preferred shares	10,000,000	22,509	22,509	10,000,000	40,000	40,000

In November 2022, we issued 500,000 depositary shares (“Series C Depositary Shares”), each representing a 1/25th interest in a share of our 9.250% Fixed Rate Reset Non-Cumulative Preferred Stock, Series C, liquidation preference $25,000 per share (the “Series C Preferred Stock”) and in the aggregate representing 20,000 shares of Series C Preferred Stock, for aggregate net cash proceeds of $493 million. Dividends, if declared, will accrue and be payable on the first day of March and September each year, in arrears, at an annual rate of 9.250% on the liquidation preference of $25,000 per share. From and including March 1, 2028 (the first “reset date”), the annual rate will reset every five years at a rate equal to the five-year treasury rate as of the most recent reset dividend determination date plus 5.318%. We may, at our option, redeem our Series C Preferred Stock in whole but not in part within 90 days after certain rating agency events, or a regulatory capital event, or in whole or in part, from time to time, during the three-month period prior to each reset date.

In November 2022, we issued 20,000,000 depositary shares (“Series D Depositary Shares”), each representing a 1/1000th interest in a share of our 9.000% Non-Cumulative Preferred Stock, Series D, liquidation preference $25,000 per share (the “Series D Preferred Stock”) and in the aggregate representing 20,000 shares of Series D Preferred Stock, for aggregate net cash proceeds of $493 million. Dividends, if declared, will accrue and be payable quarterly on the first day of March, June, September, and December each year, in arrears, at an annual rate of 9.000%. We may, at our option, redeem our Series D Preferred Stock in whole but not in part, at any time prior to December 1, 2027, within 90 days after certain rating agency events, or a regulatory capital event, or in whole or in part, at any time or from time to time, on or after December 1, 2027.

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

Except as otherwise provided by law, every holder of Preferred Stock will have the right at every shareholders’ meeting to one vote for each share of Preferred Stock held in their name as of the record date for such meeting. In addition, at any time when six or more quarterly dividends, whether or not consecutive, on one or more series of the Preferred Stock are in default, the holders of all preferred stock at the time or times outstanding as to which such default shall exist shall have certain voting rights with respect to the election of additional directors to the Company’s Board of Directors, as provided in the Articles of Amendment designating each series of Preferred Stock.

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

Our Series C and D Preferred Stock are without par value.

In September 2026, we repurchased through tender offers 265,945 Series C Depositary Shares (representing 10,637 shares of Series C Preferred Stock) and 6,854,214 Series D Depositary Shares (representing 6,854 shares of Series D Preferred Stock) for total cash consideration of $462 million (including accrued dividends) to tendering holders. As of the settlement of the tender offers on September 10, 2026, the underlying shares of Preferred Stock had an aggregate liquidation preference of $437 million and an aggregate carrying value of $431 million net of unamortized issuance costs. We recognized a preferred stock repurchase premium of $36 million that equals the amount paid to tendering holders plus excise taxes and transaction costs, less the aggregate carrying value of the underlying Preferred Stock. The repurchase premium was reflected as a reduction to retained earnings and separately reduced net income (loss) available to common stockholders for purposes of calculating earnings per share.

The per share and aggregate dividends declared for preferred stock by series (in millions except per share data) was as follows:

	For the Three Months Ended September 30,
	2026		2025
	Dividend	Aggregate	Dividend	Aggregate
Series	Per Share	Dividend	Per Share	Dividend
Series C	$1,156.25	$23	$1,156.25	$23
Series D	562.50	11	562.50	11
Total	$1,718.75	$34	$1,718.75	$34

	For the Nine Months Ended September 30,
	2026		2025
	Dividend	Aggregate	Dividend	Aggregate
Series	Per Share	Dividend	Per Share	Dividend
Series C	$2,312.50	$46	$2,312.50	$46
Series D	1,687.50	34	1,687.50	34
Total	$4,000.00	$80	$4,000.00	$80

Common Shares

The changes in our common stock (number of shares) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Common Stock
Balance as of beginning-of-period	191,425,371	189,570,904	190,051,477	170,380,646
Issuance of common stock	–	–	–	18,759,497
Stock compensation/issued for benefit plans	115,811	349,723	1,489,705	780,484
Retirement/cancellation of shares	(1,120,523)	–	(1,120,523)	–
Balance as of end-of-period	190,420,659	189,920,627	190,420,659	189,920,627

Our common stock is without par value.

Issuance of Common Stock

On June 5, 2025, we closed our stock purchase agreement (the “Purchase Agreement”) with Bain Capital Prairie, LLC (the “Buyer”), a newly formed subsidiary of Bain Capital, under which we agreed to sell shares representing 9.9% of our outstanding common stock on a post-issuance basis to the Buyer. Under the final terms, we issued 18,759,497 shares of common stock at $44.00 per share, based on a 25% premium to the 30-day volume-weighted average price as of April 8, 2025, for aggregate consideration of $825 million.

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

Earnings Per Share

The calculation of earnings per share (“EPS”) was as follows (in millions except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) available to common stockholders – basic	$1,329	$411	$2,443	$343
Deferred units of LNC stock in our
deferred compensation plans (1)	3	–	(2)	–
Net income (loss) available to common
stockholders – diluted	$1,332	$411	$2,441	$343

Weighted-average shares, as used in basic calculation	192,648,752	190,826,396	192,470,404	179,845,834
Incremental common shares from assumed exercise or
issuance of stock-based incentive compensation awards	3,257,679	3,477,709	3,318,505	3,005,449
Average deferred compensation shares (1)	746,682	–	736,616	–
Weighted-average shares, as used in diluted calculation	196,653,113	194,304,105	196,525,525	182,851,283

Net income (loss) per share:
Basic	$6.90	$2.15	$12.69	$1.90
Diluted	6.77	2.12	12.42	1.87
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

AOCI

The following summarizes the components and changes in AOCI (in millions):

	As of or For the Nine Months Ended September 30,
	2026	2025
Unrealized Gain (Loss) on Fixed Maturity AFS Securities and Certain
Other Investments
Balance as of beginning-of-year	$(4,413)	$(6,239)
Unrealized holding gains (losses)	(4,968)	2,263
Change in foreign currency exchange rate adjustment	(98)	441
Change in future contract benefits and policyholder account balances,
net of reinsurance	493	(514)
Income tax benefit (expense)	976	(463)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(423)	(139)
Income tax benefit (expense)	89	29
Balance as of end-of-period	$(7,676)	$(4,402)
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$450	$638
Unrealized holding gains (losses)	(151)	277
Change in foreign currency exchange rate adjustment	91	(433)
Income tax benefit (expense)	12	33
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	51	54
Income tax benefit (expense)	(11)	(11)
Balance as of end-of-period	$362	$472
Market Risk Benefit Non-Performance Risk Gain (Loss)
Balance as of beginning-of-year	$(262)	$146
OCI before reclassification	(403)	(260)
Income tax benefit (expense)	86	56
Balance as of end-of-period	$(579)	$(58)
Policyholder Liability Discount Rate Remeasurement Gain (Loss)
Balance as of beginning-of-year	$480	$744
OCI before reclassification	568	(342)
Income tax benefit (expense)	(120)	72
Balance as of end-of-period	$928	$474
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$(18)	$(29)
OCI before reclassification	(2)	11
Balance as of end-of-period	$(20)	$(18)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(295)	$(296)
OCI before reclassification	2	(11)
Balance as of end-of-period	$(293)	$(307)

The following summarizes the reclassifications out of AOCI (in millions) and the associated line item on the Consolidated Statements of Comprehensive Income (Loss):

	For the Nine Months Ended September 30,
	2026	2025
Unrealized Gain (Loss) on Fixed Maturity AFS
Securities and Certain Other Investments
Reclassification	$(509)	$(173)	Realized gain (loss)
Associated change in future contract benefits	86	34	Benefits
Reclassification before income tax benefit (expense)	(423)	(139)	Income (loss) before taxes
Income tax benefit (expense)	89	29	Federal income tax expense (benefit)
Reclassification, net of income tax	$(334)	$(110)	Net income (loss)

Unrealized Gain (Loss) on Derivative Instruments
Interest rate contracts	$1	$–	Net investment income
Interest rate contracts	6	10	Interest and debt expense
Foreign currency contracts	46	42	Net investment income
Foreign currency contracts	(2)	2	Realized gain (loss)
Reclassification before income tax benefit (expense)	51	54	Income (loss) before taxes
Income tax benefit (expense)	(11)	(11)	Federal income tax expense (benefit)
Reclassification, net of income tax	$40	$43	Net income (loss)

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

The tables below reconcile our internal measure of performance to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three Months Ended September 30, 2026
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating Revenues (1)	$1,369	$1,683	$1,555	$357	$95	$5,059
Operating Expenses (2)
Benefits and policyholder liability
remeasurement	34	938	1,091	–	41	2,104
Interest credited	535	301	1	167	58	1,062
Commissions	347	116	135	30	1	629
General and administrative expenses	135	134	227	90	57	643
Interest and debt expense	–	–	–	–	90	90
Other (3)	(31)	70	46	5	4	94
Total operating expenses	1,020	1,559	1,500	292	251	4,622
Total federal income tax expense (benefit)	55	19	9	10	(29)	64
Total income (loss) from operations	294	105	46	55	(127)	373
Reconciliation of total income (loss) from
operations to net income (loss):
Net annuity product features, pre-tax (4)						1,317
Net life insurance product features, pre-tax						37
Credit loss-related adjustments, pre-tax						(47)
Investment gains (losses), pre-tax						(388)
Changes in the fair value of
reinsurance-related embedded
derivatives, trading securities and
certain mortgage loans, pre-tax (5)						544
Other items, pre-tax (6)(7)(8)(9)						(164)
Income tax benefit (expense) related to
the above pre-tax items						(273)
Total net income (loss)						$1,399

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
(4)    Includes changes in MRBs of $1,006 million; changes in the fair value of the related hedge instruments inclusive of income allocated to support the cost of hedging or future benefits of $(8) million; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $319 million.
(5)    Includes primarily changes in the fair value of the embedded derivative related to the fourth quarter 2023 reinsurance transaction. For more information, see Note 7.
(6)    Includes certain legal accruals of $(14) million.

(7)    Includes severance expense related to initiatives to realign the workforce of $(3) million.
(8)    Includes transaction, integration and other costs related to mergers, acquisitions, divestitures and certain other corporate initiatives of $(135) million primarily related to a reinsurance recapture.
(9)    Includes deferred compensation mark-to-market adjustment of $(12) million.

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
(3)    Other operating expenses include:
Annuities: DAC and VOBA capitalization and amortization; expenses associated with reserve financing and LOCs; taxes, licenses and fees; and amortization of deferred loss on business sold through reinsurance.
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
(9)    Includes deferred compensation mark-to-market adjustment of $(14) million.

	For the Nine Months Ended September 30, 2026
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating Revenues (1)	$3,993	$4,883	$4,685	$1,056	$236	$14,853
Operating Expenses (2)
Benefits and policyholder liability
remeasurement	105	2,807	3,056	–	58	6,026
Interest credited	1,543	886	2	505	148	3,084
Commissions	1,015	340	403	89	4	1,851
General and administrative expenses	402	397	695	271	180	1,945
Interest and debt expense	–	–	–	–	254	254
Other (3)	(94)	223	146	17	9	301
Total operating expenses	2,971	4,653	4,302	882	653	13,461
Total federal income tax expense (benefit)	166	28	78	27	(90)	209
Total income (loss) from operations	856	202	305	147	(327)	1,183
Reconciliation of total income (loss) from
operations to net income (loss):
Net annuity product features, pre-tax (4)						2,119
Net life insurance product features, pre-tax						10
Credit loss-related adjustments, pre-tax						(104)
Investment gains (losses), pre-tax						(628)
Changes in the fair value of
reinsurance-related embedded
derivatives, trading securities and
certain mortgage loans, pre-tax (5)						638
Gains (losses) on other non-financial
assets, pre-tax						(6)
Other items, pre-tax (6)(7)(8)(9)						(287)
Income tax benefit (expense) related to
the above pre-tax items						(366)
Total net income (loss)						$2,559

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
Other Operations: expenses incurred by Other Operations for its access to a financing facility and issuance of LOCs net of reimbursements to Other Operations from the Life Insurance segment for the use of proceeds from certain issuances of senior notes that were used as long-term structured solutions; taxes, licenses and fees; and DAC capitalization and amortization.
(4)    Includes changes in MRBs of $1,459 million; changes in the fair value of the related hedge instruments inclusive of income allocated to support the cost of hedging or future benefits of $54 million; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $606 million.
(5)    Includes primarily changes in the fair value of the embedded derivative related to the fourth quarter 2023 reinsurance transaction. For more information, see Note 7.
(6)    Includes certain legal accruals of $(136) million.
(7)    Includes severance expense related to initiatives to realign the workforce of $(21) million.
(8)    Includes transaction, integration and other costs related to mergers, acquisitions, divestitures and certain other corporate initiatives of $(135) million primarily related to a reinsurance recapture.
(9)    Includes deferred compensation mark-to-market adjustment of $5 million.

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
(10)    Includes gain on early extinguishment of debt of $94 million.

The tables below reconcile our total operating revenues to the GAAP measure presented in the Consolidated Statements of Comprehensive Income (Loss) (in millions):

	For the Three Months Ended September 30, 2026
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating revenues	$1,369	$1,683	$1,555	$357	$95	$5,059
Revenue adjustments from annuity and life
insurance product features	311	2	–	–	–	313
Credit loss-related adjustments	(23)	2	(3)	(11)	(12)	(47)
Investment gains (losses)	(138)	(179)	(23)	(2)	(46)	(388)
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	(5)	561	–	–	(12)	544
Total revenues	$1,514	$2,069	$1,529	$344	$25	$5,481

	For the Three Months Ended September 30, 2025
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating revenues	$1,270	$1,610	$1,507	$343	$50	$4,780
Revenue adjustments from annuity and life
insurance product features	73	(34)	–	–	–	39
Credit loss-related adjustments	10	(17)	(2)	(1)	(28)	(38)
Investment gains (losses)	2	(17)	(1)	–	(19)	(35)
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	–	(193)	–	–	2	(191)
Total revenues	$1,355	$1,349	$1,504	$342	$5	$4,555

	For the Nine Months Ended September 30, 2026
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating revenues	$3,993	$4,883	$4,685	$1,056	$236	$14,853
Revenue adjustments from annuity and life
insurance product features	659	(84)	–	–	–	575
Credit loss-related adjustments	(44)	2	(4)	(14)	(44)	(104)
Investment gains (losses)	(131)	(402)	(23)	(1)	(71)	(628)
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	(6)	661	–	–	(17)	638
Gains (losses) on other non-financial assets	–	–	–	–	(6)	(6)
Total revenues	$4,471	$5,060	$4,658	$1,041	$98	$15,328

	For the Nine Months Ended September 30, 2025
	Annuities	Life Insurance	Group Protection	Retirement Plan Services	Other Operations	Total
Operating revenues	$3,682	$4,798	$4,566	$1,001	$143	$14,190
Revenue adjustments from annuity and life
insurance product features	(244)	(81)	–	–	–	(325)
Credit loss-related adjustments	(10)	(18)	(5)	(10)	(48)	(91)
Investment gains (losses)	(6)	(150)	–	(6)	(56)	(218)
Changes in the fair value of reinsurance-
related embedded derivatives, trading
securities and certain mortgage loans	10	(269)	–	–	(7)	(266)
Total revenues	$3,432	$4,280	$4,561	$985	$32	$13,290

Other business segment and Other Operations information (in millions) was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2026	2025	2026	2025
Net Investment Income
Annuities	$590	$469	$1,686	$1,385
Life Insurance	683	687	1,990	1,950
Group Protection	104	98	298	281
Retirement Plan Services	261	257	781	760
Other Operations	86	33	200	102
Total net investment income	$1,724	$1,544	$4,955	$4,478

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed maturity AFS securities:
Gross gains (1)	$22	$11	$27	$17
Gross losses (1)	(327)	(41)	(536)	(190)
Credit loss benefit (expense) (2)	(18)	(18)	(75)	(65)
Realized gain (loss) on equity securities (3)	1	(1)	8	(2)
Credit loss benefit (expense) on mortgage loans on real estate (2)	(32)	(7)	(36)	(16)
Credit loss benefit (expense) on reinsurance-related assets (4)	4	(14)	8	(9)
Realized gain (loss) on the mark-to-market on certain
instruments (5)(6)	494	(253)	479	(406)
Indexed product derivative results (7)	294	30	546	28
Derivative results (8)	(8)	68	63	(216)
Realized gain (loss) on other non-financial assets	–	–	(6)	–
Other realized gain (loss)	12	9	24	12
Total realized gain (loss)	$442	$(216)	$502	$(847)

(1)    We generally purchase fixed maturity AFS securities to support our insurance liabilities and other long-term asset-liability management objectives, and we do not typically purchase and sell these securities to generate short-term realized gains. From time to time, we sell securities when we believe the price exceeds the underlying economic value or when we can reinvest the proceeds in a manner that better aligns with our asset-liability management objectives, which may result in realized gains or losses.
(2)    Includes changes in the allowance for credit losses as well as direct write-downs to amortized cost as a result of negative credit events.
(3)    Includes mark-to-market adjustments on equity securities still held of $1 million for the three months ended September 30, 2026 and 2025, and $13 million and $8 million for the nine months ended September 30, 2026 and 2025, respectively.
(4)    Includes changes in the allowance for credit losses pertaining to reinsurance recoverables and deposit assets.
(5)    Represents changes in the fair values of derivatives we hold as part of VUL hedging, reinsurance-related embedded derivatives and trading securities.
(6)    Includes gains and losses from fair value changes on mortgage loans on real estate accounted for under the fair value option of $(4) million and $(1) million for the three months ended September 30, 2026 and 2025, and $(5) million and $(3) million for the nine months ended September 30, 2026 and 2025, respectively.
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

18. Federal Income Taxes

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 19% and 18% for the three and nine months ended September 30, 2026, respectively, compared to 15% and 0%, respectively, for the corresponding periods in 2025. The effective tax rate on pre-tax income is typically lower than the prevailing corporate federal income tax rate of 21% due to benefits from preferential tax items including the separate account dividends-received deduction and tax credits.

For the three and nine months ended September 30, 2026, the effective tax rate differed from the prevailing corporate federal income tax rate due primarily to the effects of preferential tax items.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the financial condition as of September 30, 2026, compared with December 31, 2025, and the results of operations for the three and nine months ended September 30, 2026, compared with the corresponding periods in 2025 of Lincoln National Corporation and its consolidated subsidiaries. Unless otherwise stated or the context otherwise requires, “LNC,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.

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

On October 1, 2026, we closed our previously announced reinsurance transaction with Talcott Financial Group (“Talcott”), which included ceding approximately $5.8 billion of in-force guaranteed universal life statutory reserves to a Talcott subsidiary effective the same day. For more information, see Note 7.

Industry trends and significant operational matters are described in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary” of our 2025 Form 10-K, which is further updated by the discussion that follows.

Interest Rate Environment

During the third quarter of 2026, the Federal Reserve raised the federal funds rate target range by 25 basis points to 3.75% to 4.00%, as inflation remains elevated. The Federal Reserve noted that economic activity continues to expand at a solid pace and labor market conditions have remained stable, while emphasizing its commitment to returning inflation to its long-term target of 2%.

Risks related to changes in interest rates are disclosed in our 2025 Form 10-K in “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates and sustained higher interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals and surrenders,” “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

Summary of Critical Accounting Estimates

The MD&A included in our 2025 Form 10-K contains a detailed discussion of our critical accounting estimates. The following information updates the “Summary of Critical Accounting Estimates” provided in our 2025 Form 10-K, and therefore, should be read in conjunction with that disclosure.

Investments

Investment Valuation

The following summarizes investments on the Consolidated Balance Sheets carried at fair value by pricing source and fair value hierarchy level (in millions) as of September 30, 2026:

	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third-party pricing services	$971	$75,517	$85	$76,573
Priced by independent broker quotations	–	–	9,275	9,275
Priced by matrices	–	16,285	–	16,285
Priced by other methods (1)	–	–	390	390
Total	$971	$91,802	$9,750	$102,523

Percent of total	1%	90%	9%	100%

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

Liability for Future Policy Benefits

Liability for future policy benefits (“LFPB”) represents the reserve amounts associated with non-participating traditional life insurance contracts and limited payment life-contingent annuity contracts that are calculated to meet the various policy and contract obligations as they mature. Establishing adequate reserves for our obligations to policyholders requires actuarial assumptions to be made that are intended to represent an estimation of experience for the period that policy benefits are payable. If actual experience is better than or equal to the assumptions, then reserves should be adequate to provide for future benefits and expenses. If experience is worse than the assumptions, additional reserves may be required. Significant assumptions include mortality rates, morbidity and policyholder behavior (e.g., persistency) and withdrawals. During the third quarter of each year, we conduct our comprehensive review of the cash flow assumptions to best estimate future premium and benefit cash flows and projection models used in estimating these liabilities and update these assumptions as needed (excluding the claims settlement expense assumption that is locked-in at inception) in the calculation of the net premium ratio. We may also update these assumptions in other quarters as we become aware of information that is indicative of the need for such an update. See “Annual Assumption Review” below for more information. In measuring our LFPB, we establish cohorts, which are groupings of long-duration contracts. On a quarterly basis, we retrospectively update the net premium ratio at the cohort level for actual experience. For all contract cohorts issued after January 1, 2021, interest is accrued on LFPB at the single-A interest rate on the contract cohort inception date. For contract cohorts issued prior to January 1, 2021, interest remains accruing at the original discount rate in effect on the contract cohort inception date due to the modified retrospective transition method. We also remeasure the LFPB using the single-A interest rate as of the end of each reporting period.

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

Net amount at risk (“NAR”) represents the amount of GLB or GDB in excess of a policyholder’s account balance at the balance sheet date. Underperforming markets increase our exposure to potential benefits with the GLB and GDB riders. A contract with a GDB rider is “in the money” if the policyholder’s account balance falls below the GDB. As of September 30, 2026 and December 31, 2025, 6% and 4%, respectively, of all in-force contracts with a GDB rider were “in the money.” A contract with a GLB rider is “in the money” if the policyholder’s account balance falls below the present value of GLB payments, assuming no full surrenders. As of September 30, 2026 and December 31, 2025, 16% and 14%, respectively, of all in-force contracts with a GLB rider were “in the money.” However, the only way the policyholder can realize the excess of the present value of benefits over the account balance of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount. If, after the series of withdrawals or income payments, the account balance is exhausted, the policyholder will continue to receive a series of annuity payments. The account balance can also fluctuate with market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account balance.

Many policyholders have both a GLB and GDB present on the same policy. The total NAR represents the greater of GLB NAR and GDB NAR for each policy as only one benefit can be exercised in practice. Details underlying the NAR, net of reinsurance, primarily related to our Annuities segment, (in millions) were as follows:

	As of September 30,	As of December 31,
	2026	2025
GLB NAR	$1,827	$1,505
GDB NAR	544	455
Total NAR	2,331	1,927

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

The following table presents our after-tax estimates of the potential instantaneous effect to net income (loss) that could result from sudden changes that may occur in equity markets and interest rates (in millions) and excludes the net cost of operating the hedge program. The amounts represent the difference between the change in GLB and GDB riders and the change in the fair value of the underlying hedge instruments. These estimates are based upon the balance as of September 30, 2026, net of reinsurance, and the related hedge instruments in place as of that date.

The effects presented in the table below are not representative of the aggregate impacts that could result if a combination of such changes to equity market returns and interest rates occurred.

	In-Force Sensitivities
Equity Market Return	-10%	+10%
Hypothetical effect to net income	$(700)	$625
Interest Rates	-25 bps	+25 bps
Hypothetical effect to net income	$(275)	$250

The actual effects of the results illustrated in the table above could vary significantly depending on a variety of factors, many of which are out of our control, and consideration should be given to the following:

•The analysis is only valid as of September 30, 2026, due to changing market conditions, policyholder activity, hedge positions and other factors;
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

Annual Assumption Review

During the third quarter of each year, we conduct our comprehensive review of the assumptions and projection models used in estimating MRBs, our reserves and embedded derivatives. For more information on our comprehensive review, see Note 1 in our 2025 Form 10-K. Details underlying the impact to net income (loss) from our annual assumption review (in millions) were as follows:

	For the Three Months Ended September 30,
	2026	2025
Income (loss) from operations:
Annuities	$(10)	$(8)
Life Insurance	(25)	(29)
Group Protection	(31)	39
Retirement Plan Services	–	–
Other Operations	(29)	–
Excluded from income (loss) from operations	2	(52)
Net income (loss)	$(93)	$(50)

The impacts of our annual assumption review were driven primarily by the following:

2026
•For Annuities, the unfavorable impact was driven by updates to policyholder behavior assumptions.
•For Life Insurance, the unfavorable impact was driven by updates to mortality assumptions on UL products with secondary guarantees and policyholder behavior assumptions on traditional life insurance business and other items, partially offset by updates to mortality assumptions on traditional life insurance business and morbidity assumptions on MoneyGuard® business.
•For Group Protection, the unfavorable impact was driven by updates to incurred assumptions and model enhancements, partially offset by updates to the claim termination rate assumption.
•For Other Operations, the unfavorable impact was driven by updates to the claim termination rate assumption related to certain disability income business.
•For excluded from income (loss) from operations, the favorable impact, related to net annuity product features, was driven by updates to policyholder behavior assumptions, partially offset by updates to separate account fee assumptions and model enhancements.

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

Goodwill

During the fourth quarter of 2026, we will perform our annual quantitative goodwill impairment test as of October 1, 2026, on all of our reporting units. For more information on goodwill, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations – Introduction – Summary of Critical Accounting Estimates – Goodwill and Other Intangible Assets” and Notes 1 and 8 in our 2025 Form 10-K.

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

As of September 30, 2026, we had an approximate $2.6 billion deferred tax asset related to net unrealized losses on fixed maturity available-for-sale (“AFS”) securities. In the assessment of the future realizability of this deferred tax asset, management concluded that its tax planning strategies, including holding these securities to recovery, were prudent and feasible as these unrealized losses were caused by factors other than credit loss, and we have the intent and ability to hold these securities to recovery and collect all of the contractual cash flows.

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

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income (Loss)
Income (loss) from operations:
Annuities	$294	$310	$856	$886
Life Insurance	105	25	202	40
Group Protection	46	149	305	423
Retirement Plan Services	55	46	147	116
Other Operations	(127)	(99)	(327)	(282)
Net annuity product features, pre-tax (1)	1,317	410	2,119	(277)
Net life insurance product features, pre-tax	37	(22)	10	(37)
Credit loss-related adjustments, pre-tax	(47)	(38)	(104)	(91)
Investment gains (losses), pre-tax	(388)	(35)	(628)	(218)
Changes in the fair value of reinsurance-related
embedded derivatives, trading securities and
certain mortgage loans, pre-tax (2)	544	(191)	638	(266)
Gains (losses) on other non-financial
assets, pre-tax	–	–	(6)	–
Other items, pre-tax (3)(4)(5)(6)(7)	(164)	(105)	(287)	(65)
Income tax benefit (expense) related to the
above pre-tax items	(273)	(5)	(366)	194
Net income (loss)	$1,399	$445	$2,559	$423

(1)    For the three months ended September 30, 2026 and 2025, includes changes in MRBs of $1,006 million and $337 million, respectively; changes in the fair value of the related hedge instruments inclusive of income allocated to support the cost of hedging or future benefits of $(8) million and $30 million, respectively; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $319 million and $43 million, respectively. For the nine months ended September 30, 2026 and 2025, includes changes in MRBs of $1,459 million and $(33) million, respectively; changes in the fair value of the related hedge instruments inclusive of income allocated to support the cost of hedging or future benefits of $54 million and $(307) million, respectively; and changes in the fair value of the embedded derivative liabilities and the associated index options for our indexed annuity products of $606 million and $63 million, respectively.
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
(3)    Includes certain legal accruals of $(14) million and $(136) million for the three and nine months ended September 30, 2026, respectively, and $(9) million for the three and nine months ended September 30, 2025.
(4)    Includes severance expense related to initiatives to realign the workforce of $(3) million and $(5) million for the three months ended September 30, 2026 and 2025, respectively, and $(21) million and $(13) million for the nine months ended September 30, 2026 and 2025, respectively.
(5)    For the three and nine months ended September 30, 2026, includes transaction, integration and other costs related to mergers, acquisitions, divestitures and certain other corporate initiatives of $(135) million primarily related to a reinsurance recapture; for the three months ended September 30, 2025, includes $(55) million of transaction costs related to restructuring certain captive reinsurance subsidiaries and $(22) million related to Life Insurance segment persistency optimization; for the nine months ended September 30, 2025, includes $(55) million of transaction costs related to restructuring certain captive reinsurance subsidiaries, $(22) million related to Life Insurance segment persistency optimization, $(20) million related to the sale of our wealth management business and $(18) million primarily related to the Bain Capital transaction.
(6)    Includes deferred compensation mark-to-market adjustment of $(12) million and $(14) million for the three months ended September 30, 2026 and 2025, respectively, and $5 million and $(22) million for the nine months ended September 30, 2026 and 2025, respectively.

(7)    Includes gain on early extinguishment of debt of $94 million for the nine months ended September 30, 2025.

Comparison of the Three Months Ended September 30, 2026 to 2025

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
•Higher investment income on alternative investments.
•Gain in net life insurance product features in 2026 compared to loss in 2025 driven by the impact of capital markets.
•Improvement in income from operations in our Life Insurance and Retirement Plan Services segments.

The increase in net income was partially offset by the following:

•Higher investment losses primarily related to investments associated with the fourth quarter 2023 reinsurance transaction and the sale of certain fixed maturity AFS securities in 2026, the proceeds of which were reinvested in higher-yielding assets that better align with our asset-liability management objectives.
•The impact of other items driven by transaction costs related to a reinsurance recapture in 2026, compared to transaction costs related to restructuring certain captive reinsurance subsidiaries and persistency optimization in our Life Insurance segment in 2025.
•Higher unfavorable impact from our annual assumption review.
•Increase in our total loss ratio in our Group Protection segment.

Comparison of the Nine Months Ended September 30, 2026 to 2025

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
•Improvement in income from operations in our Life Insurance and Retirement Plan Services segments.
•Higher investment income on alternative investments.

The increase in net income was partially offset by the following:

•Higher investment losses primarily related to investments associated with the fourth quarter 2023 reinsurance transaction and the sale of certain fixed maturity AFS securities in 2026, the proceeds of which were reinvested in higher-yielding assets that better align with our asset-liability management objectives.
•The impact of other items driven by certain legal accruals and transaction costs related to a reinsurance recapture in 2026, compared to a gain on extinguishment of debt and transaction costs related to restructuring certain captive reinsurance subsidiaries and persistency optimization in our Life Insurance segment in 2025.
•Increase in our total loss ratio in our Group Protection segment.
•Higher unfavorable impact from our annual assumption review.

Additional Information

See “Summary of Critical Accounting Estimates – Annual Assumption Review” above for information on the impacts from our annual assumption review.

For information on the fourth quarter 2023 reinsurance transaction, see Note 7.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Revenues
Insurance premiums (1)	$27	$25	$81	$75
Fee income	631	617	1,862	1,782
Net investment income	570	497	1,642	1,449
Other revenues (2)	141	131	408	376
Total operating revenues	1,369	1,270	3,993	3,682
Operating Expenses
Benefits and policyholder liability remeasurement (1)	34	24	105	84
Interest credited	535	459	1,543	1,317
Commissions and other expenses	451	419	1,323	1,235
Total operating expenses	1,020	902	2,971	2,636
Income (loss) from operations before taxes	349	368	1,022	1,046
Federal income tax expense (benefit)	55	58	166	160
Income (loss) from operations	$294	$310	$856	$886

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

Comparison of the Three and Nine Months Ended September 30, 2026 to 2025

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
•Higher benefits and policyholder liability remeasurement driven by favorable mortality in 2025.

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

The other component of net flows relates to the retention of new business and account balances. An important measure of retention is the reduction in account balances caused by full surrenders, deaths and other contract benefits. These outflows as a percentage of average gross account balances were 13% for the three and nine months ended September 30, 2026, and 11% for the corresponding periods in 2025.

Our fixed annuities and RILA have discretionary fixed and indexed crediting rates that reset on an annual or periodic basis and may be subject to surrender charges. Our ability to retain these annuities will be subject to current competitive conditions at the time crediting rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements,” “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates and sustained higher interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals and surrenders” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2025 Form 10-K. For information on the interest rate environment, see “Introduction – Executive Summary – Interest Rate Environment” above.

Fee Income

Details underlying fee income (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Fee Income
Mortality, expense and other assessments (1)	$615	$602	$1,816	$1,738
Surrender charges	13	13	38	38
DFEL:
Deferrals	(3)	(4)	(10)	(12)
Amortization	6	6	18	18
Total fee income	$631	$617	$1,862	$1,782

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

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses (1)	$541	$464	$1,555	$1,342
Commercial mortgage loan prepayment and bond
make-whole premiums (2)	1	3	4	5
Surplus investments (3)	28	30	83	102
Total net investment income	$570	$497	$1,642	$1,449

Interest Credited
Amount provided to policyholders	$532	$457	$1,535	$1,309
DSI deferrals	–	–	(1)	(1)
Interest credited before DSI amortization	532	457	1,534	1,308
DSI amortization	3	2	9	9
Total interest credited	$535	$459	$1,543	$1,317

(1)    Includes net investment income on investments supporting certain reinsurance transactions, which has a corresponding offset in other revenues. Increases or decreases in net investment income on these investments may cause fluctuations in this line item that do not impact income from operations.
(2)    See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
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

Account Balances

Details underlying account balances (dollars in millions) were as follows:

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
	2026	2025	2026	2025
Separate Account Balance Information (1)
Separate account deposits	$1,355	$1,561	$3,939	$4,392
Separate account net flows	(3,728)	(2,705)	(10,529)	(7,557)
Separate account balances	121,375	123,428	121,375	123,428
Average daily separate account balances	124,401	121,539	123,629	117,988
Average daily S&P 500® Index (2)	7,619	6,427	7,242	6,020
General Account Balance Information
General account deposits	$2,919	$2,909	$7,796	$7,901
General account net flows	1,029	1,562	2,717	3,576
General account balances (3)	57,068	50,651	57,068	50,651
Average general account balances (3)	56,678	48,779	54,864	46,747

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
(3)    Net of reinsurance.

For more information on account balances, see Notes 9 and 10.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Commissions and Other Expenses
Commissions:
Deferrable	$164	$152	$476	$407
Non-deferrable	183	175	539	510
General and administrative expenses	135	130	402	381
Expenses associated with reserve financing and LOC expenses	5	5	16	18
Taxes, licenses and fees	7	3	28	25
Total expenses incurred	494	465	1,461	1,341
DAC deferrals	(188)	(174)	(542)	(464)
Total expenses incurred, excluding amortization	306	291	919	877
DAC, VOBA and other amortization:
Amortization	133	116	392	346
Impact from annual assumption review	12	12	12	12
Total commissions and other expenses	$451	$419	$1,323	$1,235

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Revenues
Insurance premiums (1)	$245	$260	$760	$810
Fee income	684	683	2,043	2,069
Net investment income	685	623	1,905	1,803
Operating realized gain (loss)	–	(1)	–	(4)
Other revenues (2)	69	45	175	120
Total operating revenues	1,683	1,610	4,883	4,798
Operating Expenses
Benefits and policyholder liability remeasurement	938	961	2,807	2,919
Interest credited	301	298	886	874
Commissions and other expenses	320	327	960	979
Total operating expenses	1,559	1,586	4,653	4,772
Income (loss) from operations before taxes	124	24	230	26
Federal income tax expense (benefit)	19	(1)	28	(14)
Income (loss) from operations	$105	$25	$202	$40

(1)    Includes term insurance premiums, which have a corresponding partial offset in benefits and policyholder liability remeasurement for changes in reserves. The decrease in insurance premiums for the nine months ended September 30, 2026, was partially driven by the expiration of a 10-year assumed reinsurance treaty on March 31, 2025, which has a corresponding offset in benefits and policyholder liability remeasurement.
(2)    Consists primarily of revenues attributable to interest income on deposit reinsurance assets and the net settlement related to certain reinsurance transactions, which has a corresponding offset in net investment income and interest credited.

Comparison of the Three Months Ended September 30, 2026 to 2025

Income from operations for this segment increased due primarily to the following:

•Higher net investment income, net of interest credited, driven by higher investment income on alternative investments.
•Lower benefits and policyholder liability remeasurement driven by more favorable mortality due to lower claims severity and claims incidence, partially offset by aging of the block.
•Lower commissions and other expenses driven by a reduction in expenses associated with reserve financing due to restructuring certain captive reinsurance subsidiaries in the fourth quarter of 2025.

Comparison of the Nine Months Ended September 30, 2026 to 2025

Income from operations for this segment increased due primarily to the following:

•Lower benefits and policyholder liability remeasurement driven by a decrease in change in reserves for UL-type contracts with secondary guarantees and more favorable mortality due to lower claims severity and claims incidence, partially offset by aging of the block.
•Higher net investment income, net of interest credited, driven by higher investment income on alternative investments.
•Lower commissions and other expenses driven by a reduction in expenses associated with reserve financing due to restructuring certain captive reinsurance subsidiaries in the fourth quarter of 2025.

The increase in income from operations was partially offset by lower fee income on UL-type contracts with secondary guarantees, partially offset by higher deferred front-end loads (“DFEL”) amortization.

See “Summary of Critical Accounting Estimates – Annual Assumption Review” above for information on the impacts from our annual assumption review.

Additional Information

For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements,” “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates and sustained higher interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals and surrenders” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2025 Form 10-K. For information on the interest rate environment, see “Introduction – Executive Summary – Interest Rate Environment” above.

Insurance Premiums

Insurance premiums relate to traditional products and are a function of the rates priced into the product and insurance in force. Insurance in force, in turn, is driven by sales, persistency and mortality claims.

Fee Income

Details underlying fee income, sales, net flows, account balances and in-force face amount (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Fee Income
Cost of insurance assessments	$510	$528	$1,533	$1,612
Expense assessments	393	381	1,150	1,076
Surrender charges	8	9	28	30
DFEL:
Deferrals	(323)	(317)	(949)	(890)
Amortization	97	84	282	243
Impact from annual assumption review	(1)	(2)	(1)	(2)
Total fee income	$684	$683	$2,043	$2,069

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Sales by Product
IUL/UL	$34	$25	$86	$78
MoneyGuard®	33	31	95	89
VUL	19	26	76	56
Term	14	15	43	42
Executive Benefits	6	201	151	251
Total sales	$106	$298	$451	$516

Net Flows
Deposits	$1,196	$2,247	$4,123	$4,747
Withdrawals and deaths	(830)	(588)	(1,989)	(1,886)
Net flows	$366	$1,659	$2,134	$2,861

Policyholder Assessments	$1,335	$1,365	$4,014	$4,065

	As of September 30,
	2026	2025
Account Balances (1)
General account	$21,541	$21,350
Separate account	31,186	27,369
Total account balances	$52,727	$48,719

In-Force Face Amount
UL and other	$361,965	$361,964
Term insurance	691,835	705,069
Total in-force face amount	$1,053,800	$1,067,033

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Average General Account Balances (1)	$21,552	$21,325	$21,498	$21,318

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

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses (1)	$459	$473	$1,381	$1,389
Commercial mortgage loan prepayment and bond
make-whole premiums (2)	–	1	5	2
Surplus investments (3)	56	49	170	140
Other investments (4)	170	100	349	272
Total net investment income	$685	$623	$1,905	$1,803

Interest Credited	$301	$298	$886	$874

(1)    Includes net investment income on investments supporting certain reinsurance transactions, which has a corresponding offset in other revenues. Increases or decreases in net investment income on these investments may cause fluctuations in this line item that do not impact income from operations.
(2)    See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(3)    Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.
(4)    Includes primarily net investment income earned on our alternative investments portfolio. See “Consolidated Investments – Alternative Investments” below for more information on alternative investments.

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

Benefits and Policyholder Liability Remeasurement

Details underlying benefits and policyholder liability remeasurement (dollars in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Benefits and Policyholder Liability Remeasurement
Death claims direct and assumed	$1,379	$1,680	$4,311	$4,629
Death claims ceded	(605)	(713)	(1,880)	(2,013)
Reserves released on death	(156)	(317)	(523)	(661)
Net death benefits	618	650	1,908	1,955
Change in secondary guarantee life insurance product
reserves:
Change in reserves	90	75	247	281
Impact from annual assumption review	125	165	125	165
Change in MoneyGuard® reserves:
Change in reserves	163	160	480	473
Impact from annual assumption review	(74)	(4)	(74)	(4)
Change in traditional product reserves:
Change in reserves	(7)	13	17	43
Impact from annual assumption review	(16)	(129)	(16)	(129)
Other benefits (1)	39	31	120	135
Total benefits and policyholder liability remeasurement	$938	$961	$2,807	$2,919
Death claims per $1,000 of in-force	2.34	2.43	2.40	2.43

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Commissions and Other Expenses
Commissions	$116	$119	$340	$329
General and administrative expenses	134	134	397	397
Expenses associated with reserve financing	18	25	51	77
Taxes, licenses and fees	32	41	100	109
Total expenses incurred	300	319	888	912
DAC and VOBA deferrals	(135)	(144)	(392)	(387)
Total expenses recognized before amortization	165	175	496	525
DAC and VOBA amortization:
Amortization	131	125	390	378
Impact from annual assumption review	(2)	2	(2)	2
Amortization of deferred loss on business sold
through reinsurance	25	24	73	71
Other intangible amortization	1	1	3	3
Total commissions and other expenses	$320	$327	$960	$979

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

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Revenues
Insurance premiums	$1,392	$1,352	$4,211	$4,109
Net investment income	104	98	298	281
Other revenues (1)	59	57	176	176
Total operating revenues	1,555	1,507	4,685	4,566
Operating Expenses
Benefits and policyholder liability remeasurement	1,091	923	3,056	2,830
Interest credited	1	1	2	1
Commissions and other expenses	408	395	1,244	1,199
Total operating expenses	1,500	1,319	4,302	4,030
Income (loss) from operations before taxes	55	188	383	536
Federal income tax expense (benefit)	9	39	78	113
Income (loss) from operations	$46	$149	$305	$423

(1)    Consists of revenue from third parties for administrative services performed, which has a corresponding partial offset in commissions and other expenses.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Income (Loss) from Operations by Product Line
Life	$60	$71	$162	$120
Disability	(10)	81	155	311
Dental	(4)	(3)	(12)	(8)
Income (loss) from operations	$46	$149	$305	$423

Comparison of the Three Months Ended September 30, 2026 to 2025

Income from operations for this segment decreased due primarily to the following:

•Higher benefits and policyholder liability remeasurement driven by the impact of the annual assumption review, higher claims severity and incidence in our disability business, partially offset by more favorable claims experience than expected in our disability business and lower incidence in our life business.
•Higher commissions and other expenses due to higher other costs pertaining to business operations and lower DAC deferrals.

The decrease in income from operations was partially offset by the following:

•Higher insurance premiums due to growth in business in force.
•Higher net investment income driven by growth in business in force.

Comparison of the Nine Months Ended September 30, 2026 to 2025

Income from operations for this segment decreased due primarily to the following:

•Higher benefits and policyholder liability remeasurement driven by higher incidence and claims severity in our disability business and the impact of the annual assumption review, partially offset by lower incidence in our life business.
•Higher commissions and other expenses due to higher other costs pertaining to business operations and higher DAC amortization and lower deferrals.

The decrease in income from operations was partially offset by the following:

•Higher insurance premiums due to growth in business in force.
•Higher net investment income driven by growth in business in force and improving portfolio yields from the current interest rate environment.

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

For information on the effects of current interest rates on our long-term disability claim reserves, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Effect of Interest Rate Sensitivity” in our 2025 Form 10-K. For information on the interest rate environment, see “Introduction – Executive Summary – Interest Rate Environment” above.

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Insurance Premiums by Product Line
Life	$556	$531	$1,666	$1,613
Disability	787	774	2,399	2,356
Dental	49	47	146	140
Total insurance premiums	$1,392	$1,352	$4,211	$4,109

Sales by Product Line
Life	$36	$50	$216	$255
Disability	26	47	137	165
Dental	10	19	24	40
Total sales	$72	$116	$377	$460

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

Net Investment Income

We use our investment income to offset the earnings effect of the associated build of our reserves, which are a function of our insurance premiums and the yields on our investments. Details underlying net investment income (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$84	$79	$235	$221
Commercial mortgage loan prepayment and bond
make-whole premiums (1)	–	–	2	1
Surplus investments (2)	20	19	61	59
Total net investment income	$104	$98	$298	$281

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

Benefits and Policyholder Liability Remeasurement

Details underlying benefits and policyholder liability remeasurement (in millions) and loss ratios by product line were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Benefits and Policyholder Liability
Remeasurement by Product Line
Life	$360	$316	$1,075	$1,087
Disability	691	571	1,862	1,633
Dental	40	36	119	110
Total benefits and policyholder liability
remeasurement by product line	$1,091	$923	$3,056	$2,830

Loss Ratios by Product Line
Life	64.9%	59.6%	64.7%	67.4%
Disability	87.8%	73.8%	77.6%	69.3%
Dental	81.6%	78.0%	81.7%	79.1%
Total	78.4%	68.3%	72.6%	68.9%
Generally, we experience higher mortality in the first quarter of the year and higher disability claims in the fourth quarter of the year due to the seasonality of claims. For additional information on our loss ratios, see “Additional Information” above.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Commissions and Other Expenses
Commissions	$135	$132	$403	$404
General and administrative expenses	227	225	695	674
Taxes, licenses and fees	35	34	111	106
Other	1	1	3	3
Total expenses incurred	398	392	1,212	1,187
DAC deferrals	(30)	(36)	(89)	(103)
Total expenses recognized before amortization	368	356	1,123	1,084
DAC and other intangible amortization	40	39	121	115
Total commissions and other expenses	$408	$395	$1,244	$1,199

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Revenues
Fee income	$92	$85	$271	$245
Net investment income	261	257	781	760
Other revenues	4	1	4	(4)
Total operating revenues	357	343	1,056	1,001
Operating Expenses
Interest credited	167	174	505	518
Commissions and other expenses	125	116	377	349
Total operating expenses	292	290	882	867
Income (loss) from operations before taxes	65	53	174	134
Federal income tax expense (benefit)	10	7	27	18
Income (loss) from operations	$55	$46	$147	$116

Comparison of the Three Months Ended September 30, 2026 to 2025

Income from operations for this segment increased due primarily to the following:

•Higher net investment income, net of interest credited, driven by a decrease in crediting rates, higher investment income on surplus investments and impacts to portfolio yields from the current interest rate environment.
•Higher fee income driven by higher average daily separate account and mutual fund balances.
•Higher other revenues driven by a one-time administrative item.

The increase in income from operations was partially offset by higher commissions and other expenses driven by higher other costs pertaining to business operations.

Comparison of the Nine Months Ended September 30, 2026 to 2025

Income from operations for this segment increased due primarily to the following:

•Higher net investment income, net of interest credited, driven by impacts to portfolio yields from the current interest rate environment, a decrease in crediting rates and higher investment income on prepayment and bond make-whole premiums and surplus investments.
•Higher fee income driven by higher average daily separate account and mutual fund balances.
•Higher other revenues due to an impact in the first quarter of 2025 related to a plan termination during the fourth quarter of 2024 and a one-time administrative item in 2026.

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

New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they can significantly impact future income from operations. The other component of net flows relates to the retention of the business. An important measure of retention is the reduction in account balances caused by plan sponsor terminations and participant withdrawals. These outflows as a percentage of average account balances were 17% for the three and nine months ended September 30, 2026, and 14% and 17%, respectively, for the corresponding periods in 2025.

Our net flows are negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Net Flows By Market table below as “Multi-Fund® and Other”), which are among our higher margin product lines in this segment, due to the fact that they are mature blocks with low distribution and servicing costs. The proportion of these products to our total account balances was 11% and 12% as of September 30, 2026 and 2025, respectively. Due to this overall shift in business mix toward products with lower returns, new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on either a quarterly or semi-annual basis. Our ability to retain quarterly or semi-annual reset annuities will be subject to current competitive conditions at the time crediting rates for these products reset. We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and interest rate risk, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease, impacting our profitability, and make it more challenging to meet certain statutory requirements,” “Part I – Item 1A. Risk Factors – Market Conditions – Increases in interest rates and sustained higher interest rates may negatively affect our profitability, capital position and the value of our investment portfolio and may also result in increased contract withdrawals and surrenders” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in our 2025 Form 10-K. For information on the interest rate environment, see “Introduction – Executive Summary – Interest Rate Environment” above.

Fee Income

Details underlying fee income (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Fee Income
Annuity expense assessments	$58	$56	$172	$161
Mutual fund fees	32	28	91	82
Total expense assessments	90	84	263	243
Surrender charges	2	1	8	2
Total fee income	$92	$85	$271	$245

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

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net Investment Income
Fixed maturity AFS securities, mortgage loans on real estate
and other, net of investment expenses	$238	$237	$715	$701
Commercial mortgage loan prepayment and
bond make-whole premiums (1)	1	2	5	2
Surplus investments (2)	22	18	61	57
Total net investment income	$261	$257	$781	$760
Interest Credited	$167	$174	$505	$518

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

Account Balances

Details underlying account balances (dollars in millions) were as follows:

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
	2026	2025	2026	2025
Separate Account Balance Information (1)
Separate account deposits	$503	$564	$1,511	$1,712
Separate account net flows	(499)	(361)	(1,380)	(1,002)
Separate account balances	23,759	23,071	23,759	23,071
Average daily separate account balances	24,244	22,582	23,765	21,702
Average daily S&P 500® Index (2)	7,619	6,427	7,242	6,020
General Account Balance Information
General account deposits	$1,064	$1,090	$2,844	$3,011
General account net flows	(284)	(197)	(1,252)	(709)
General account balances	23,425	23,852	23,425	23,852
Average general account balances	23,424	23,787	23,585	23,638
Mutual Fund Account Balance Information
Mutual fund deposits	$1,973	$3,354	$7,062	$7,994
Mutual fund net flows	(1,158)	1,313	(1,947)	(303)
Average mutual fund account balances (3)	82,366	72,889	80,566	69,674

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net Flows By Market
Core Market (1)	$(250)	$190	$(508)	$139
Mid-Large Market	(1,246)	1,025	(2,760)	(908)
Multi-Fund® and Other	(445)	(460)	(1,311)	(1,245)
Total net flows	$(1,941)	$755	$(4,579)	$(2,014)

(1)    Formerly referred to as “Small Market.”

For more information on account balances, see Notes 9 and 10.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Commissions and Other Expenses
Commissions:
Deferrable	$1	$1	$4	$4
Non-deferrable	29	29	85	80
General and administrative expenses	90	83	271	251
Taxes, licenses and fees	5	4	16	14
Total expenses incurred	125	117	376	349
DAC deferrals	(5)	(5)	(13)	(14)
Total expenses recognized before amortization	120	112	363	335
DAC amortization	5	4	14	14
Total commissions and other expenses	$125	$116	$377	$349

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

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Revenues
Insurance premiums	$–	$–	$1	$1
Net investment income (1)	86	33	200	102
Other revenues (2)	9	17	35	40
Total operating revenues	95	50	236	143
Operating Expenses
Benefits and policyholder liability remeasurement	41	4	58	14
Interest credited	58	22	148	49
Other expenses	62	72	193	196
Interest and debt expense	90	79	254	240
Total operating expenses	251	177	653	499
Income (loss) from operations before taxes	(156)	(127)	(417)	(356)
Federal income tax expense (benefit)	(29)	(28)	(90)	(74)
Income (loss) from operations	$(127)	$(99)	$(327)	$(282)

(1)    Includes our institutional pension business, which has a corresponding offset in benefits and policyholder liability remeasurement for changes in reserves.
(2)    Includes certain third-party advisory fees, which has a partial offset in other expenses.

Comparison of the Three Months Ended September 30, 2026 to 2025

Loss from operations for Other Operations increased due primarily to the following:

•Higher benefits and policyholder liability remeasurement driven by the impact from our annual assumption review.
•Lower other revenues due to the effect of market fluctuations on assets held as part of certain compensation plans.
•Higher interest and debt expense driven by an increase in average outstanding debt and interest rates.
•Less favorable income tax benefits driven by unfavorable market impacts on tax preferred investment income.

The increase in loss from operations was partially offset by the following:

•Higher net investment income, net of interest credited, related to higher allocated investments driven by an increase in excess capital retained by Other Operations, higher portfolio yields and funding agreement activity.
•Lower other expenses associated with lower costs pertaining to business operations.

Comparison of the Nine Months Ended September 30, 2026 to 2025

Loss from operations for Other Operations increased due primarily to the following:

•Higher benefits and policyholder liability remeasurement driven by the impact from our annual assumption review.
•Higher interest and debt expense driven by an increase in average outstanding debt and interest rates.
•Lower other revenues due to the effect of market fluctuations on assets held as part of certain compensation plans.

The increase in loss from operations was partially offset by the following:

•More favorable income tax benefits driven by higher excess tax benefits associated with stock-based compensation.
•Lower other expenses associated with lower costs pertaining to business operations.

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

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Other Expenses
General and administrative expenses	$57	$65	$180	$189
Taxes, licenses and fees	2	5	7	10
Other	5	4	11	4
Total expenses incurred	64	74	198	203
DAC deferrals	(2)	(2)	(5)	(7)
Total other expenses	$62	$72	$193	$196

Interest and Debt Expense

Our current level of interest expense may not be indicative of the future due to, among other things, the timing of the use of cash and the future cost of capital. For additional information on our financing activities, see “Liquidity and Capital Resources – Holding Company Sources and Uses of Liquidity and Capital – Debt” below.

CONSOLIDATED INVESTMENTS

Details underlying consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of September 30,	As of December 31,	As of September 30,	As of December 31,
	2026	2025	2026	2025
Investments
Fixed maturity AFS securities	$91,075	$93,448	65.4%	67.3%
Trading securities	1,376	1,676	1.0%	1.2%
Equity securities	451	636	0.3%	0.4%
Mortgage loans on real estate	24,644	22,472	17.7%	16.2%
Policy loans	2,592	2,626	1.9%	1.9%
Derivative investments	9,752	9,945	7.0%	7.2%
Other investments:
Alternative investments	4,324	4,182	3.1%	3.0%
Alternative investments – reinsurance-related (1)	1,371	1,438	1.0%	1.0%
Company-owned life insurance	1,380	1,190	1.0%	0.9%
Asset-backed VIE	749	210	0.5%	0.1%
Other	1,577	1,085	1.1%	0.8%
Total investments	$139,291	$138,908	100.0%	100.0%

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

	As of September 30, 2026
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$13,552	$50	$1,496	$12,106	13.2%
Basic industry	2,904	20	442	2,482	2.7%
Capital goods	5,923	25	851	5,097	5.6%
Communications	3,205	17	542	2,680	2.9%
Consumer cyclical	5,374	12	692	4,694	5.2%
Consumer non-cyclical	11,236	29	2,220	9,045	9.9%
Energy	2,995	11	389	2,617	2.9%
Technology	4,516	6	699	3,823	4.2%
Transportation	3,465	10	462	3,013	3.3%
Industrial other	2,602	2	535	2,069	2.3%
Utilities	12,694	25	2,158	10,561	11.6%
Government-related entities	1,209	4	255	958	1.1%
Healthcare	3,045	22	552	2,515	2.8%
Collateralized mortgage and other obligations (“CMOs”):
Agency backed	1,036	–	169	867	1.0%
Non-agency backed	437	24	8	453	0.5%
Mortgage pass through securities (“MPTS”):
Agency backed	608	–	62	546	0.6%
Commercial mortgage-backed securities (“CMBS”):
Non-agency backed	3,167	1	180	2,988	3.3%
Asset-backed securities (“ABS”):
Collateralized loan obligations (“CLOs”)	11,194	10	118	11,086	12.2%
Other (2)	10,619	41	288	10,372	11.4%
Municipals:
Taxable	2,262	2	503	1,761	1.9%
Tax-exempt	30	–	6	24	0.0%
Government:
United States	1,006	1	79	928	1.0%
Foreign	237	9	63	183	0.2%
Hybrid and redeemable preferred securities	208	8	9	207	0.2%
Total fixed maturity AFS securities	103,524	329	12,778	91,075	100.0%
Trading Securities (3)	1,525	15	164	1,376
Equity Securities	438	30	17	451
Total fixed maturity AFS, trading and equity securities	$105,487	$374	$12,959	$92,902

	As of December 31, 2025
	Net				%
	Amortized	Gross Unrealized		Fair	Fair
	Cost (1)	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$14,577	$155	$1,019	$13,713	14.6%
Basic industry	3,180	51	324	2,907	3.1%
Capital goods	6,270	78	596	5,752	6.2%
Communications	3,328	54	376	3,006	3.2%
Consumer cyclical	5,765	61	467	5,359	5.7%
Consumer non-cyclical	14,952	154	2,043	13,063	14.0%
Energy	2,974	38	266	2,746	2.9%
Technology	5,064	27	537	4,554	4.9%
Transportation	3,552	41	315	3,278	3.5%
Industrial other	2,596	18	412	2,202	2.4%
Utilities	12,721	132	1,492	11,361	12.2%
Government-related entities	1,286	25	207	1,104	1.2%
CMOs:
Agency backed	1,156	4	120	1,040	1.1%
Non-agency backed	400	29	3	426	0.5%
MPTS:
Agency backed	675	12	31	656	0.7%
CMBS:
Non-agency backed	2,586	15	99	2,502	2.7%
ABS:
CLOs	8,619	6	126	8,499	9.1%
Other (2)	7,743	131	91	7,783	8.3%
Municipals:
Taxable	2,479	18	383	2,114	2.3%
Tax-exempt	35	–	2	33	0.0%
Government:
United States	892	9	32	869	0.9%
Foreign	261	16	51	226	0.2%
Hybrid and redeemable preferred securities	241	21	7	255	0.3%
Total fixed maturity AFS securities	101,352	1,095	8,999	93,448	100.0%
Trading Securities (3)	1,756	44	124	1,676
Equity Securities	632	15	11	636
Total fixed maturity AFS, trading and equity securities	$103,740	$1,154	$9,134	$95,760

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

The quality of our fixed maturity AFS securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity AFS securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

		As of September 30, 2026			As of December 31, 2025
	Rating Agency	Net			Net
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	AAA / AA / A	$65,746	$57,438	63.1%	$61,616	$56,349	60.3%
2	BBB	34,924	30,970	34.0%	36,551	33,995	36.4%
Total investment grade securities		100,670	88,408	97.1%	98,167	90,344	96.7%

Below Investment Grade Securities
3	BB	1,063	959	1.0%	1,025	955	1.0%
4	B	1,588	1,520	1.6%	1,970	1,966	2.1%
5	CCC and lower	158	139	0.2%	108	106	0.1%
6	In or near default	45	49	0.1%	82	77	0.1%
Total below investment grade securities		2,854	2,667	2.9%	3,185	3,104	3.3%
Total fixed maturity AFS securities		$103,524	$91,075	100.0%	$101,352	$93,448	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities	2.8%	2.9%	3.1%	3.3%

(1)    Based upon the rating designations determined and provided by the National Association of Insurance Commissioners (“NAIC”) or the major credit rating agencies (Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P Global Ratings (“S&P”)). For securities where the ratings assigned by the major credit rating agencies are not equivalent, the second lowest rating assigned is used. For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings. The average credit quality of our total fixed maturity AFS securities portfolio was A as of September 30, 2026.

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

As of September 30, 2026, and December 31, 2025, 98% and 97%, respectively, of the total fixed maturity AFS securities in an unrealized loss position were investment grade. Our gross unrealized losses recognized in OCI on fixed maturity AFS securities as of September 30, 2026, increased by $3.8 billion since December 31, 2025. For the nine months ended September 30, 2026, we recognized $536 million of gross losses on fixed maturity AFS securities, which were primarily related to sales that support our reinsurance funds withheld agreements where the investment results are passed directly to the reinsurers and sales in which the proceeds were reinvested in higher-yielding assets that better align with our asset-liability management objectives. For the nine months ended September 30, 2025, we recognized $190 million of gross losses on fixed maturity AFS securities, which were primarily related to sales that support our reinsurance funds withheld agreements where the investment results are passed directly to the reinsurers.

We regularly review our fixed maturity AFS securities for declines in fair value that we determine to be impairment-related, including those attributable to credit risk factors that may require a credit allowance. We do not believe the unrealized loss position as of September 30, 2026, required an impairment recognized in earnings as: (i) we did not intend to sell these fixed maturity AFS securities; (ii) it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis; and (iii) the difference in the fair value compared to the amortized cost was due to factors other than credit loss. This conclusion is consistent with our asset-liability management process. Management considered the following as part of the evaluation:

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

We recognized $(18) million and $(75) million of credit loss benefit (expense) on our fixed maturity AFS securities for the three and nine months ended September 30, 2026, respectively, and $(18) million and $(65) million, respectively, for the corresponding periods in 2025. In order to determine the amount of credit loss, we calculated the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover. To determine the recoverability, we considered the facts and circumstances surrounding the underlying issuer including, but not limited to, the following:

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

As reported on the Consolidated Balance Sheets, we had $149.1 billion of investments and cash and invested cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers and amounts on deposit with reinsurers, which totaled $125.1 billion as of September 30, 2026. If it were necessary to liquidate fixed maturity AFS securities prior to maturity or call to meet cash flow needs, we would first look to those fixed maturity AFS securities that are in an unrealized gain position, which had a fair value of $16.3 billion as of September 30, 2026, rather than selling fixed maturity AFS securities in an unrealized loss position. The amount of cash that we have on hand at any point in time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the ongoing cash flows from new and existing business. For additional information, see “Liquidity and Capital Resources” below.

As of September 30, 2026, and December 31, 2025, the estimated fair value for all private placement securities was $23.8 billion and $23.2 billion, respectively, representing 17% of total investments.

Mortgage-Backed Securities (Included in Fixed Maturity AFS and Trading Securities)

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Mortgage-Backed Securities” in our 2025 Form 10-K for a discussion of our mortgage-backed securities.

The market value of fixed maturity AFS and trading securities backed by subprime loans was $140 million and represented less than 1% of our total investment portfolio as of September 30, 2026. Fixed maturity AFS securities represented $138 million, or 99%, and trading securities represented $2 million, or 1%, of the subprime exposure as of September 30, 2026. The table below summarizes our investments in fixed maturity AFS securities backed by pools of residential mortgages (in millions) as of September 30, 2026:

	Agency		Non-Agency		Total
	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value
Type
RMBS	$1,644	$1,413	$437	$453	$2,081	$1,866
ABS home equity	–	–	141	170	141	170
Total by type (1)(2)	$1,644	$1,413	$578	$623	$2,222	$2,036

NAIC Designation
1	$1,644	$1,413	$471	$513	$2,115	$1,926
2	–	–	87	85	87	85
3	–	–	7	6	7	6
4	–	–	9	15	9	15
5	–	–	4	4	4	4
6	–	–	–	–	–	–
Total by NAIC designation (1)(2)(3)	$1,644	$1,413	$578	$623	$2,222	$2,036

Total fixed maturity AFS securities backed by pools of
residential mortgages as a percentage of total fixed maturity AFS securities	2.1%	2.2%

Total non-agency backed as a percentage of total fixed maturity AFS securities	0.6%	0.7%

(1)    Does not include the amortized cost of trading securities totaling $97 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $97 million in trading securities consisted of $23 million agency and $74 million non-agency.
(2)    Does not include the fair value of trading securities totaling $88 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $88 million in trading securities consisted of $20 million agency and $68 million non-agency.
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

None of these investments as of September 30, 2026, and December 31, 2025, included any direct investments in subprime lenders or mortgages. We are not aware of material exposure to subprime loans in our alternative investment portfolio as of September 30, 2026, and December 31, 2025.

The following summarizes our investments in fixed maturity AFS securities backed by pools of commercial mortgages (in millions) as of September 30, 2026:

	Multiple Property			Single Property			Total
	Net Amortized Cost	Fair Value		Net Amortized Cost	Fair Value		Net Amortized Cost	Fair Value
Type
CMBS (1)(2)	$2,653	$2,489		$514	$499		$3,167	$2,988

NAIC Designation
1	$2,540	$2,380		$506	$490		$3,046	$2,870
2	113	109		8	9		121	118
3	–	–		–	–		–	–
4	–	–		–	–		–	–
5	–	–		–	–		–	–
6	–	–	–	–	–	–	–	–
Total by NAIC designation (1)(2)(3)	$2,653	$2,489		$514	$499		$3,167	$2,988

Total fixed maturity AFS securities backed by pools of
commercial mortgages as a percentage of total fixed maturity AFS securities	3.1%	3.3%

(1)    Does not include the amortized cost of trading securities totaling $135 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $135 million in trading securities consisted of $84 million of multiple-property CMBS and $51 million of single-property CMBS.
(2)    Does not include the fair value of trading securities totaling $120 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $120 million in trading securities consisted of $76 million of multiple-property CMBS and $44 million of single-property CMBS.
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
(3)    Based upon the rating designations determined and provided by the NAIC.

The following summarizes our investments in ABS within fixed maturity AFS securities (in millions) as of September 30, 2026:

	CLOs			Other			Total
	Net Amortized Cost	Fair Value		Net Amortized Cost	Fair Value		Net Amortized Cost	Fair Value
Type
ABS (1)(2)	$11,194	$11,086		$10,619	$10,372		$21,813	$21,458

NAIC Designation
1	$8,966	$8,857		$8,062	$7,896		$17,028	$16,753
2	2,198	2,199		2,396	2,321		4,594	4,520
3	19	19		110	106		129	125
4	11	11		11	17		22	28
5	–	–		–	–		–	–
6	–	–	–	40	32	–	40	32
Total by NAIC designation (1)(2)(3)	$11,194	$11,086		$10,619	$10,372		$21,813	$21,458

(1)    Does not include the amortized cost of trading securities totaling $112 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $112 million in trading securities consisted of $46 million of CLOs and $66 million of Other ABS.
(2)    Does not include the fair value of trading securities totaling $107 million that primarily support our reinsurance funds withheld and modified coinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $107 million in trading securities consisted of $45 million of CLOs and $62 million of Other ABS.
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

Composition by Industry Categories of our Unrealized Losses on Fixed Maturity AFS Securities

When considering unrealized gain and loss information, it is important to recognize that the information relates to the position of securities at a particular point in time and may not be indicative of the position of our investment portfolios subsequent to the balance sheet date. Further, because the timing of the recognition of realized investment gains and losses through the selection of which securities are sold is largely at management’s discretion, it is important to consider the information provided below within the context of the overall unrealized gain or loss position of our investment portfolios. These are important considerations that should be included in any evaluation of the potential effect of securities in an unrealized loss position on our future earnings. The composition by industry categories of all fixed maturity AFS securities in an unrealized loss position (in millions) as of September 30, 2026, was as follows:

	Net Amortized Cost	% Net Amortized Cost	Gross Unrealized Losses	% Gross Unrealized Losses	Fair Value	% Fair Value
Healthcare	$6,191	7.2%	$1,516	11.8%	$4,675	6.3%
Electric	8,077	9.3%	1,491	11.7%	6,586	8.8%
Food and beverage	3,534	4.0%	625	4.9%	2,909	3.9%
Industrial – other	2,379	2.7%	541	4.2%	1,838	2.5%
Technology	2,993	3.4%	516	4.0%	2,477	3.3%
Local authorities	1,872	2.1%	442	3.5%	1,430	1.9%
Utility – other	2,463	2.8%	438	3.4%	2,025	2.7%
Pharmaceuticals	2,425	2.8%	418	3.3%	2,007	2.7%
Banking	4,943	5.6%	406	3.2%	4,537	6.1%
ABS	11,336	13.1%	388	3.0%	10,948	14.6%
Transportation services	3,582	4.1%	358	2.8%	3,224	4.3%
Diversified manufacturing	2,124	2.4%	357	2.8%	1,767	2.4%
Natural gas	1,834	2.1%	339	2.7%	1,495	2.0%
Retail	1,561	1.8%	325	2.5%	1,236	1.7%
Chemicals	1,647	1.9%	281	2.2%	1,366	1.8%
Brokerage asset management	1,524	1.7%	275	2.2%	1,249	1.7%
Property and casualty	1,421	1.6%	263	2.1%	1,158	1.5%
Life insurance	1,341	1.5%	252	2.0%	1,089	1.5%
Aerospace and defense	1,471	1.7%	249	1.9%	1,222	1.6%
Railroads	897	1.0%	203	1.6%	694	0.9%
Midstream	1,578	1.8%	196	1.5%	1,382	1.8%
Wirelines	964	1.1%	190	1.5%	774	1.0%
Non-agency CMBS	2,888	3.3%	178	1.4%	2,710	3.6%
Government sponsored	652	0.7%	173	1.4%	479	0.6%
Consumer products	821	0.9%	156	1.2%	665	0.9%
Wireless	865	1.0%	154	1.2%	711	1.0%
Integrated	743	0.8%	150	1.2%	593	0.8%
Metals and mining	602	0.7%	102	0.8%	500	0.7%
Industries with unrealized losses
less than $100 million	14,806	16.9%	1,796	14.0%	13,010	17.4%
Total by industry	$87,534	100.0%	$12,778	100.0%	$74,756	100.0%

Total by industry as a percentage of
total fixed maturity AFS securities	84.6%	100.0%	82.1%

The composition by industry categories of all fixed maturity AFS securities in an unrealized loss position (in millions) as of December 31, 2025, was as follows:

	Net Amortized Cost	% Net Amortized Cost	Gross Unrealized Losses	% Gross Unrealized Losses	Fair Value	% Fair Value
Healthcare	$5,546	8.1%	$1,151	12.8%	$4,395	7.4%
Electric	6,472	9.4%	1,018	11.3%	5,454	9.1%
Technology	3,643	5.3%	537	6.0%	3,106	5.2%
Food and beverage	3,387	4.9%	474	5.3%	2,913	4.9%
Industrial – other	1,973	2.9%	420	4.7%	1,553	2.6%
Local authorities	2,001	2.9%	392	4.4%	1,609	2.7%
Pharmaceuticals	2,056	3.0%	273	3.0%	1,783	3.0%
Diversified manufacturing	2,027	3.0%	261	2.9%	1,766	3.0%
Banking	3,660	5.3%	253	2.8%	3,407	5.7%
Natural gas	1,466	2.1%	241	2.7%	1,225	2.1%
Retail	1,414	2.1%	219	2.4%	1,195	2.0%
ABS	6,658	9.7%	214	2.4%	6,444	10.8%
Chemicals	1,602	2.3%	214	2.4%	1,388	2.3%
Property and casualty	1,219	1.8%	183	2.0%	1,036	1.7%
Brokerage asset management	1,418	2.1%	183	2.0%	1,235	2.1%
Life insurance	1,207	1.8%	178	2.0%	1,029	1.7%
Transportation services	1,752	2.5%	169	1.9%	1,583	2.7%
Aerospace and defense	1,139	1.7%	168	1.9%	971	1.6%
Utility – other	945	1.4%	166	1.8%	779	1.3%
Government-sponsored	443	0.6%	150	1.7%	293	0.5%
Railroads	808	1.2%	143	1.6%	665	1.1%
Wirelines	844	1.2%	142	1.5%	702	1.2%
Midstream	1,195	1.7%	128	1.4%	1,067	1.8%
Consumer products	754	1.1%	112	1.2%	642	1.1%
Wireless	742	1.1%	107	1.2%	635	1.1%
Integrated	542	0.8%	105	1.2%	437	0.7%
Non-agency CMBS	1,619	2.4%	98	1.1%	1,521	2.4%
Industries with unrealized losses
less than $100 million	12,135	17.6%	1,300	14.4%	10,835	18.2%
Total by industry	$68,667	100.0%	$8,999	100.0%	$59,668	100.0%

Total by industry as a percentage of
total fixed maturity AFS securities	67.8%	100.0%	63.9%

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of September 30, 2026
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$17,711	$6,842	$24,553	98.8%
Delinquent (1)	70	121	191	0.8%
Foreclosure	3	104	107	0.4%
Total mortgage loans on real estate before allowance	17,784	7,067	24,851	100.0%
Allowance for credit losses	(130)	(77)	(207)
Total mortgage loans on real estate	$17,654	$6,990	$24,644

	As of December 31, 2025
	Commercial	Residential	Total	%
Credit Quality Indicator
Current	$17,611	$4,864	$22,475	99.2%
Delinquent (1)	29	60	89	0.4%
Foreclosure	–	90	90	0.4%
Total mortgage loans on real estate before allowance	17,640	5,014	22,654	100.0%
Allowance for credit losses	(113)	(69)	(182)
Total mortgage loans on real estate	$17,527	$4,945	$22,472

(1)    Includes certain mortgage loans on real estate that support our modified coinsurance agreements, where the investment results are passed directly to the reinsurers. As of September 30, 2026, and December 31, 2025, the fair value of such commercial mortgage loans on real estate that were in delinquent status was $20 million.

As of September 30, 2026, there were specifically identified impaired commercial and residential mortgage loans with an aggregate carrying value of $78 million and $101 million, respectively, or less than 1% of total mortgage loans on real estate. As of December 31, 2025, there were specifically identified impaired commercial and residential mortgage loans with an aggregate carrying value of $67 million and $85 million, respectively, or less than 1% of total mortgage loans on real estate.

The total outstanding principal and interest on commercial mortgage loans that were two or more payments delinquent, excluding foreclosures, as of September 30, 2026, and December 31, 2025, was $80 million and $40 million, respectively, or less than 1% of total mortgage loans on real estate. The total outstanding principal and interest on residential mortgage loans that were three or more payments delinquent, excluding foreclosures, as of September 30, 2026, and December 31, 2025, was $124 million and $58 million, respectively, or less than 1% of total mortgage loans on real estate.

The carrying value of mortgage loans on real estate by business segment and Other Operations (in millions) was as follows:

	As of September 30, 2026	As of December 31, 2025
Segment
Annuities	$11,833	$10,181
Life Insurance	3,389	3,327
Group Protection	1,783	1,650
Retirement Plan Services	5,141	5,332
Other Operations	2,498	1,982
Total mortgage loans on real estate	$24,644	$22,472

The composition of commercial mortgage loans (in millions) by property type, geographic region and state is shown below as of September 30, 2026:

	Carrying Value	%		Carrying Value	%
Property Type			State
Industrial	$5,430	30.8%	CA	$4,835	27.4%
Apartment	5,074	28.7%	TX	1,924	10.9%
Office building	3,029	17.1%	FL	940	5.3%
Retail	2,914	16.5%	NY	829	4.7%
Other commercial	934	5.3%	PA	828	4.7%
Mixed use	173	1.0%	AZ	754	4.3%
Hotel/motel	100	0.6%	WA	652	3.7%
Total	$17,654	100.0%	NC	649	3.7%
Geographic Region			GA	633	3.6%
Pacific	5,801	32.9%	MD	585	3.3%
South Atlantic	3,705	21.0%	NJ	537	3.0%
Middle Atlantic	2,194	12.4%	TN	515	2.9%
West South Central	2,052	11.6%	UT	501	2.8%
Mountain	1,584	9.0%	VA	371	2.1%
East North Central	976	5.5%	OH	328	1.9%
East South Central	611	3.5%	OR	314	1.8%
West North Central	378	2.1%	SC	290	1.6%
New England	353	2.0%	All other states	2,169	12.3%
Total	$17,654	100.0%	Total	$17,654	100.0%

The composition of commercial mortgage loans (in millions) by property type, geographic region and state is shown below as of December 31, 2025:

	Carrying Value	%		Carrying Value	%
Property Type			State
Apartment	$5,362	30.6%	CA	$4,828	27.5%
Industrial	5,202	29.7%	TX	1,785	10.2%
Office building	3,017	17.2%	FL	924	5.3%
Retail	2,828	16.1%	PA	879	5.0%
Other commercial	853	4.9%	AZ	865	4.9%
Mixed use	162	0.9%	NY	852	4.9%
Hotel/motel	103	0.6%	WA	658	3.9%
Total	$17,527	100.0%	MD	643	3.7%
Geographic Region			GA	632	3.6%
Pacific	5,798	33.1%	NC	571	3.3%
South Atlantic	3,631	20.6%	TN	517	2.9%
Middle Atlantic	2,152	12.3%	UT	439	2.5%
West South Central	1,925	11.0%	NJ	421	2.4%
Mountain	1,591	9.1%	VA	385	2.2%
East North Central	1,053	6.0%	OH	316	1.8%
East South Central	615	3.5%	OR	312	1.8%
West North Central	414	2.4%	IL	301	1.7%
New England	348	2.0%	All other states	2,199	12.4%
Total	$17,527	100.0%	Total	$17,527	100.0%

The following table shows the principal amount (in millions) of our commercial and residential mortgage loans by year in which the principal is contractually obligated to be repaid:

	As of September 30, 2026
	Commercial	Residential	Total	%
Principal Repayment Year
2026	$399	$319	$718	2.9%
2027	1,815	865	2,680	10.8%
2028	2,209	176	2,385	9.6%
2029	2,151	85	2,236	9.0%
2030	1,931	87	2,018	8.2%
2031 and thereafter	9,319	5,376	14,695	59.5%
Total	$17,824	$6,908	$24,732	100.0%

See Note 3 for information regarding our loan-to-value and debt-service coverage ratios and our allowance for credit losses.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Annuities	$4	$2	$8	$8
Life Insurance	165	95	333	258
Group Protection	3	2	7	5
Retirement Plan Services	4	2	8	6
Other Operations	–	–	1	–
Total (1)	$176	$101	$357	$277

(1)    Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses, not including alternative investments that support reinsurance funds withheld and modified coinsurance agreements where the investment results are passed directly to the reinsurers.

As of September 30, 2026, and December 31, 2025, alternative investments included investments in 375 and 384 different partnerships, respectively, and the portfolio represented approximately 3% of total investments. These amounts do not include alternative investments that support funds withheld and modified coinsurance reinsurance agreements where the investment results are passed directly to the reinsurers. The partnerships do not represent off-balance sheet financing and generally involve several third-party partners. Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and are not material to our liquidity. Alternative investments are accounted for using the equity method of accounting and are included in other investments on the Consolidated Balance Sheets.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net Investment Income
Fixed maturity AFS securities	$1,174	$1,079	$3,432	$3,207
Trading securities	19	25	59	76
Equity securities	4	3	12	8
Mortgage loans on real estate	297	264	851	774
Policy loans	25	26	78	77
Cash and invested cash	86	81	242	189
Commercial mortgage loan prepayment
and bond make-whole premiums (1)	2	6	18	14
Other investments (2)	159	140	404	374
Investment income	1,766	1,624	5,096	4,719
Investment expense	(42)	(80)	(141)	(241)
Net investment income	$1,724	$1,544	$4,955	$4,478

(1)    See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)    Includes primarily investment income on alternative investments. See “Alternative Investments” above for additional information.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest Rate Yield
Fixed maturity AFS securities, mortgage loans on
real estate and other, net of investment expenses	4.42%	4.20%	4.32%	4.13%
Commercial mortgage loan prepayment and
bond make-whole premiums	0.01%	0.02%	0.01%	0.01%
Other investments	0.45%	0.42%	0.39%	0.38%
Net investment income yield on invested assets	4.88%	4.64%	4.72%	4.52%

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

Consolidated Sources and Uses of Liquidity and Capital

Our primary sources of liquidity and capital are insurance premiums and fees, investment income, maturities and sales of investments, issuance of debt or other types of securities and policyholder deposits. We also have access to alternative sources of liquidity as discussed below. Our primary uses are to pay obligations under insurance policies and contracts, to fund commissions and other general operating expenses, to purchase investments, to fund policy surrenders and withdrawals, to pay dividends to our common and preferred stockholders, to repurchase our common stock and to repay debt. Our operating activities provided (used) cash of $455 million and $(400) million for the nine months ended September 30, 2026 and 2025, respectively. Cash flows from operating activities will fluctuate based on the timing of insurance premiums received and benefit payments to policyholders, as well as other business activities including cash payments on certain derivatives used to hedge exposure to product-related risks.

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

Details underlying the primary sources of the holding company’s liquidity (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Cash Dividends and Return of Capital from Subsidiaries
The Lincoln National Life Insurance Company	$310	$165	$890	$565
Lincoln National Reinsurance Company (Barbados) Limited	100	50	100	50
Total cash dividends and return of capital from subsidiaries	$410	$215	$990	$615

Interest from Subsidiaries
Interest on inter-company notes	$31	$34	$96	$103

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

Our insurance subsidiaries’ regulatory capital levels are affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. For instance, our term products and UL products containing secondary guarantees subject to the NAIC RBC framework require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”) and Actuarial Guideline XXXVIII (“AG38”), respectively. Our insurance subsidiaries employ strategies to reduce the strain caused by XXX and AG38 by reinsuring the business to reinsurance captives or reinsurance subsidiaries. Our captive reinsurance and reinsurance subsidiaries provide a mechanism for financing a portion of the excess reserve amounts in a more efficient manner and free up capital the insurance subsidiaries can use for any number of purposes, including paying dividends to the holding company. We use long-dated letters of credit (“LOCs”), debt financing, excess of loss structures with third-party reinsurers, as well as other financing strategies to finance certain reserves. For information on the LOCs, see LOCs in Note 13 in our 2025 Form 10-K. Our captive reinsurance and reinsurance subsidiaries have also issued long-term notes of $3.0 billion to finance a portion of the excess reserves associated with our term and UL products with secondary guarantees as of September 30, 2026; of this amount, $2.5 billion involve exposure to variable interest entities. For information on these long-term notes issued by our captive reinsurance and reinsurance subsidiaries, see Note 4 in our 2025 Form 10-K. We have also used the proceeds from senior note issuances of $875 million to execute long-term structured solutions primarily supporting reinsurance of UL products containing secondary guarantees. LOCs and related capital market solutions lower the capital effect of term products and UL products containing secondary guarantees.

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

LNC made zero and $5 million in cash capital contributions to subsidiaries for the three and nine months ended September 30, 2026, respectively.

For the three and nine months ended September 30, 2025, LNC made $162 million and $967 million in cash capital contributions to subsidiaries, respectively, including $800 million to LNL in the second quarter of 2025 using proceeds from the Bain Capital transaction. For more information on the Bain Capital transaction, see “Issuance of Common Stock” below and Note 15 herein.

Debt

Although our subsidiaries currently generate adequate cash flow to meet the needs of our normal operations, periodically LNC may issue debt to maintain ratings and increase liquidity, as well as to fund internal growth, acquisitions and the retirement of its debt. Details underlying our debt activities (in millions) for the nine months ended September 30, 2026, were as follows:

	Beginning Balance	Issuances	Maturities, Repayments and Refinancing	Change in Fair Value Hedges	Other Changes (1)	Ending Balance
Short-Term Debt
Current maturities of long-term debt (2)	$400	$–	$(400)	$–	$–	$–

Long-Term Debt
Senior notes	4,728	–	–	(22)	3	4,709
Term loans (3)	150	250	(150)	–	–	250
Subordinated notes (4)	801	500	–	–	(7)	1,294
Capital securities	187	–	–	–	–	187
Total long-term debt	$5,866	$750	$(150)	$(22)	$(4)	$6,440

(1)    Includes the non-cash reclassification of long-term debt to current maturities of long-term debt, premium (discount) associated with debt issuances, accretion (amortization) of discounts and premiums, amortization of debt issuance costs and amortization of adjustments from discontinued hedges, as applicable.
(2)    On September 14, 2026, we repaid our $400 million 3.625% Senior Notes due December 12, 2026, which were fully prefunded by the fourth quarter 2025 debt issuance.
(3)    On March 30, 2026, we refinanced our $150 million term loan due 2027 into a $250 million term loan due March 30, 2031.
(4)    On June 29, 2026, we completed the issuance and sale of $500 million aggregate principal amount of our 6.800% Fixed-to-Fixed Reset Rate Subordinated Notes due July 15, 2056. We used $437 million of the proceeds from the offering to repurchase a portion of our depositary shares representing fractional interests in our outstanding preferred stock pursuant to concurrent but separate tender offers that closed on September 10, 2026. We intend to use the remaining proceeds from the offering for general corporate purposes, which may include the repurchase and/or redemption of shares of our outstanding preferred stock. For more information, see Note 15 herein.

LNC made interest payments to service debt to third parties of $80 million and $236 million for the three and nine months ended September 30, 2026, respectively, compared to $86 million and $246 million for the three and nine months ended September 30, 2025, respectively.

For additional information about our short-term and long-term debt and our credit facility, see Note 12 herein and Note 13 in our 2025 Form 10-K.

Preferred Stock

Details underlying preferred stock dividends paid (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Series C preferred stock dividends	$23	$23	$46	$46
Series D preferred stock dividends	11	11	34	34
Total preferred stock dividends	$34	$34	$80	$80

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

Details underlying return of capital to common stockholders (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Dividends to common stockholders	$86	$85	$258	$239
Repurchase of common stock	50	–	50	–
Total cash returned to common stockholders	$136	$85	$308	$239

Number of shares repurchased	1.1	–	1.1	–

Alternative Sources of Liquidity

Inter-Company Cash Management Program

To meet short-term liquidity needs that arise in the ordinary course of business, we utilize an inter-company cash management program between LNC and participating subsidiaries whereby participating subsidiaries can borrow cash from or lend cash to LNC. Loans under the inter-company cash management program are permitted under applicable insurance laws subject to certain restrictions. For our Indiana-domiciled insurance subsidiary, the borrowing and lending limit is currently 3% of the insurance company’s admitted assets as of its most recent year end. For our New York-domiciled insurance subsidiary, it may borrow from LNC less than 2% of its admitted assets as of its most recent year end but may not lend any amounts to LNC. As of September 30, 2026, LNC had $165 million of outstanding borrowings from the cash management program related primarily to liquidity management and had no outstanding lending into the cash management program.

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

Federal Home Loan Bank

Our primary insurance subsidiary, LNL, is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis (“FHLBI”). Membership allows LNL access to the FHLBI’s financial services, including the ability to obtain loans as an alternative source of liquidity, and to issue funding agreements, both of which are collateralized by qualifying mortgage-related assets, agency securities or U.S. Treasury securities. Borrowings under this facility are subject to the FHLBI’s discretion and require the availability of qualifying assets at LNL. As of September 30, 2026, LNL had a Board-approved maximum borrowing capacity of $7.0 billion under the FHLBI facility with no outstanding liquidity borrowings and $1.8 billion of outstanding funding agreements. Liquidity borrowings are reported within payables for collateral on investments and funding agreements are reported within policyholder account balances on the Consolidated Balance Sheets. Lincoln Life & Annuity Company of New York (“LLANY”) is a member of the FHLB of New York (“FHLBNY”) with a Board-approved maximum borrowing capacity of $750 million. Borrowings under this facility are subject to the FHLBNY’s discretion and require the availability of qualifying assets at LLANY. As of September 30, 2026, LLANY had no outstanding borrowings under this facility. For additional information on borrowings under this facility, see “Payables for Collateral on Investments” in Note 3. For additional information on funding agreements issued to FHLBI, see Note 10.

Repurchase Agreements and Securities Lending Programs

Our insurance and reinsurance subsidiaries had access to $3.1 billion through committed repurchase agreements, of which $151 million was utilized as of September 30, 2026. Our insurance subsidiaries, by virtue of their general account fixed-income investment holdings, can also access liquidity through securities lending programs and uncommitted repurchase agreements. As of September 30, 2026, our insurance subsidiaries had securities pledged under securities lending agreements with a carrying value of $172 million, and none pledged under uncommitted repurchase agreements. For additional information, see “Payables for Collateral on Investments” in Note 3.

Collateral on Derivative Contracts

Our cash flows associated with collateral received from counterparties (when we are in a net collateral payable position) and posted with counterparties (when we are in a net collateral receivable position) change as the market value of the underlying derivative contract changes. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. As of September 30, 2026, we were in a net collateral payable position of $7.9 billion. In the event of adverse changes in fair value of our derivative instruments, we may need to return, post or pledge collateral to counterparties. If we do not have sufficient high quality securities or cash to provide as collateral to counterparties, we have alternative sources of liquidity. In addition to the liquidity from repurchase agreements and FHLB facilities discussed above, we also have a five-year revolving credit facility discussed in Note 12 herein. For additional information, see “Credit Risk” in Note 5.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the lawsuits captioned Glover v. Connecticut General Life Insurance Company and The Lincoln National Life Insurance Company, Iwanski v. First Penn-Pacific Life Insurance Company (“FPP”), TVPX ARS INC., as Securities Intermediary for Consolidated Wealth Management, LTD. v. The Lincoln National Life Insurance Company and Vida Longevity Fund, LP v. Lincoln Life & Annuity Company of New York (“LLANY”), each of which was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”). On August 11, 2026, the U.S. Court of Appeals for the Second Circuit reversed the final approval of the Glover settlement, finding that the record did not support a determination that the named plaintiffs were typical of the class. On September 8, 2026, the Glover parties entered into an amended settlement agreement to add plaintiffs with policies issued by FPP and LLANY and to add FPP and LLANY as defendants. The other terms of the settlement were not materially changed. On October 2, 2026, the Glover plaintiffs filed an amended complaint reflecting these changes. On October 28, 2026, certain Glover class members filed objections to the amended settlement. The amended settlement continues to consist of a $147.5 million pre-tax cash payment for Glover class members (inclusive of all policyholders in Iwanski, TVPX ARS INC. and Vida).

With respect to the status of the stays in the Iwanski and TVPX ARS INC. cases, the court in these matters stayed both cases on August 11, 2026, and on September 17, 2026, dismissed all pending motions in each case, permitting leave to refile upon the conclusion of the renewed settlement proceedings in Glover.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following summarizes purchases of common stock equity securities by the Company during the quarter ended September 30, 2026 (dollars in millions, except per share data):

			(c) Total Number	(d) Approximate Dollar
	(a) Total		of Shares	Value of Shares
	Number	(b) Average	Purchased as Part of	that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs (2)	Plans or Programs (2)
7/1/26 – 7/31/26	–	$–	–	$714

8/1/26 – 8/31/26	960,512	44.79	960,512	671

9/1/26 – 9/30/26	160,011	43.77	160,011	664

(1)    Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes. For the quarter ended September 30, 2026, there were 1,120,523 shares purchased as part of publicly announced plans or programs.
(2)    On November 10, 2021, our Board of Directors authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.5 billion. As of September 30, 2026, our remaining security repurchase authorization was $664 million. The security repurchase authorization does not have an expiration date. The amount and timing of share repurchases depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital. Our stock repurchases may be effected from time to time through open market purchases or in privately negotiated transactions and may be made pursuant to an accelerated share repurchase agreement or Rule 10b5-1 plan.

The following summarizes purchases by the Company during the quarter ended September 30, 2026 of depositary shares registered under Section 12 of the Exchange Act and that represent fractional interests in preferred stock equity securities:

		Per Depositary Share
Depositary Shares	Total Number of Depositary Shares Purchased (1)	Purchase Price	Accrued Dividends	Total Price Paid
Series D Depositary Shares	6,854,214	$26.30	$0.06	$26.36

(1)    Reflects the repurchase of depositary shares (“Series D Depositary Shares”), each representing a 1/1000th interest in a share of our 9.000% Non-Cumulative Preferred Stock, Series D, through a tender offer that closed on September 10, 2026. For more information about the tender offer, see Note 15 herein.

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page 140, which is incorporated herein by reference.

LINCOLN NATIONAL CORPORATION
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended September 30, 2026

10.1*	Form of Restricted Stock Unit Award Agreement for Senior Management Committee (other than CEO) (August 2026; new hire/retention, cliff-vesting).*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN NATIONAL CORPORATION

	By:	/s/ Adam Cohen
Adam Cohen Senior Vice President, Interim Chief Financial Officer, Chief Accounting Officer and Treasurer
(Principal Financial and Accounting Officer)

Dated: November 5, 2026